Form 10-Q
period 1996-06-30
ICG COMMUNICATIONS INC
filed 1996-08-14
CIK 1013240

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934
                 for the quarterly period ended JUNE 30, 1996

                        COMMISSION FILE NUMBER: 1-11965


                           ICG COMMUNICATIONS, INC.
            (Exact name of Registrant as specified in its Charter)


            DELAWARE                                   84-1342022
  (Jurisdiction of Incorporation)        (I.R.S. Employer Identification Number)



                               JAMES D. GRENFELL
                            CHIEF FINANCIAL OFFICER
                           ICG COMMUNICATIONS, INC.
                            9605 EAST MAROON CIRCLE
                                 P.O. BOX 6742
                        ENGLEWOOD, COLORADO 80155-6742

                                (303) 572-5960
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes        No   X     (The Registrant became
                                        -----     -----
subject to filing requirements on June 27, 1996.)

The number of Registrant's outstanding common shares as of August 12, 1996 was 28,795,132.

                           ICG COMMUNICATIONS, INC.



                        Part I - Financial Information
                        ------------------------------


    Item 1.  Not Applicable



    Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.........................       3



                          Part II - Other Information
                          ---------------------------

    Part II - Other Information....................................        4

    Signatures.....................................................        5

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     ICG Communications, Inc. ("ICG"), a Delaware corporation, was formed on April 11, 1996, for the purpose of becoming the new publicly traded U.S. parent company of ICG Holdings (Canada), Inc. ("Holdings (Canada)"), a Canadian federal corporation (formerly known as IntelCom Group Inc.), ICG Holdings, Inc. ("Holdings"), a Colorado corporation (formerly known as IntelCom Group (U.S.A.), Inc.), and its subsidiaries (collectively, the "Company"). Pursuant to a Plan of Arrangement ("Plan"), which was approved by Holdings (Canada) shareholders on July 30, 1996, and by the Ontario Court of Justice on August 2, 1996, each shareholder of Holdings (Canada) exchanged their common shares for either (i) shares of common stock, $.01 par value, of ICG, or (ii) new Class A shares of Holdings (Canada) (which are exchangeable at any time into shares of common stock, $.01 par value, of ICG). On August 2, 1996, more than 98% of the issued and outstanding shares of Holdings (Canada) were exchanged for shares of ICG, and as a result ICG controls Holdings (Canada). ICG is now owned by those former shareholders of Holdings (Canada) who exchanged their common shares of Holdings (Canada) for shares of common stock of ICG. As a result of the Plan, Holdings (Canada)'s common shares ceased trading on the American Stock Exchange ("AMEX") at the close of trading on August 2, 1996, and ICG common stock began trading on the AMEX on August 5, 1996, under the symbol "ICG." Holdings (Canada)'s new Class A shares will continue to be listed on the Vancouver Stock Exchange under a new symbol, "IHC.A."

     ICG had not commenced operations and had no assets or liabilities, including contingent liabilities and commitments, at June 30, 1996. Consequently, financial statements as of, or for the quarter ended June 30, 1996, are not presented. For a discussion of the Company's business operations, see the quarterly report on Form 10-Q for the quarter ended June 30, 1996, for ICG Holdings (Canada), Inc.

PART II
- -------

OTHER INFORMATION
- -----------------

Item 1.  Legal Proceedings.  None

Item 2.  Changes in Securities.  None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.  None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.  None

         (b)     Reports on Form 8-K.

                 (i) A report on Form 8-K dated August 2, 1996, was filed on
                     August 6, 1996, relating to the name change of ICG Holdings (Canada), Inc. and reorganization as a U.S. corporation (Item 1 and 5 events).

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ICG COMMUNICATIONS, INC.



Date: August 13, 1996             By: /s/James D. Grenfell
                                     --------------------------------------
                                     James D. Grenfell, Chief Financial Officer



Date: August 13, 1996             By: /s/Richard Bambach
                                     ______________________________________
                                     Richard Bambach, Corporate Controller