Form 10-K/A
period 1996-09-30
ICG COMMUNICATIONS INC
filed 1997-02-03
CIK 1013240

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K/A
                         Amendment No. 1
                  (Amended to include exhibits)

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended September 30, 1996
                               OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                (Commission File Number 1-11965)
                    ICG COMMUNICATIONS, INC.
                (Commission File Number 1-11052)
                   ICG HOLDINGS (CANADA), INC.
                (Commission File Number 33-96540)
                       ICG HOLDINGS, INC.
   (Exact name of Registrants as Specified in their Charters)
Delaware                               84-1342022
Canada                                 Not Applicable
Colorado                               84-1158866
(State or other jurisdiction of        (I.R.S. employer identification
incorporation)                         number)
9605 East Maroon Circle                Not applicable
Englewood, Colorado 80112
1710-1177 West Hastings Street         c/o ICG Communications, Inc.
Vancouver, BC V6E 2L3                  9605 East Maroon Circle
                                       P.O. Box 6742
                                       Englewood, Colorado 80155-6742

9605 East Maroon Circle                Not applicable
Englewood, Colorado 80112
(Address of principal executive        (Address of U.S. agent for
offices)                               service)

Registrants' telephone numbers, including area codes: (303)572-
5960; (800) 650-5960; and (303) 572-5960

Securities registered pursuant to Section 12(b) of the Act:
      Title of Each Class                 Name of Exchange on Which
                                                  Registered
Common Stock, $.01 par value              American Stock Exchange
(30,953,330  shares outstanding
on December 10, 1996)
Class A Common Shares, no par             Vancouver Stock Exchange
value
(31,795,270 shares outstanding
on December 10, 1996)
Not Applicable                                 Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
                       Title of Each Class
                         Not Applicable
                         Not Applicable
                         Not Applicable

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days.      Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

On   December  10,  1996,  the  aggregate  market  value  of  ICG
Communications, Inc. Common Stock held by non-affiliates (using the $19.88 American Stock Exchange closing price on December 10,
1996) was approximately $615,352,200.

On December 10, 1996, the aggregate market value of ICG Holdings (Canada), Inc. Class A Common Shares held by non-affiliates (using the US$21.32 Vancouver Stock Exchange closing price on November 6, 1996, the last day on which a sale was reported) was approximately $17,713,296.

ICG   Holdings  (Canada),  Inc.  owns  all  of  the  issued   and
outstanding shares of Common Stock of ICG Holdings, Inc.

                               EXHIBITS


10.39: Employment Agreement between Fiber Optic
       Technologies, Inc. and Mark S. Helwege, dated July
       8, 1996.
10.41: Employment Agreement between ICG Satellite Services,
       Inc. and Douglas I. Falk, dated August 14, 1996.
10.42: ICG Communications, Inc. 401(k) Wrap Around Deferred
       Compensation Plan.
21:    Subsidiaries of the Registrant.
23.1:  Consent of KPMG Peat Marwick LLP.
27:    Financial Data Schedule.

                          SIGNATURE


     Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    January 31, 1997          ICG COMMUNICATIONS, INC.


                                   By: /s/James D. Grenfell
                                      ________________________
                                      James D. Grenfell
                                      Chief Financial Officer

                                   By: /s/Richard Bambach
                                       ________________________
                                       Richard Bambach
                                       Corporate Controller

                          SIGNATURE


     Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     January 31, 1997              ICG HOLDINGS (CANADA), INC.


                                   By:  /s/James D. Grenfell
                                        ________________________
                                        James D. Grenfell
                                        Chief Financial Officer


                                   By:  /s/Richard Bambach
                                        ________________________
                                        Richard Bambach
                                        Corporate Controller

                          SIGNATURE



     Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     January 31, 1997              ICG  HOLDINGS,INC.


                                   By:  /s/James D. Grenfell
                                        ________________________
                                        James D. Grenfell
                                        Chief Financial Officer


                                   By:  /s/Richard Bambach
                                        ________________________
                                        Richard Bambach
                                        Corporate Controller