Form 10-Q
period 1997-03-31
ICG COMMUNICATIONS INC
filed 1997-05-02
CIK 1013240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
                               ICG HOLDINGS, INC.
           (Exact name of Registrants as Specified in their Charters)

----------------------------------- --------------------------------------------
Delaware                                84-1342022
Canada                                  Not Applicable
Colorado                                84-1158866
(State or other jurisdiction of
incorporation)                          (I.R.S. employer identification number)
----------------------------------- --------------------------------------------
9605 East Maroon Circle                 Not applicable
Englewood, Colorado 80112

1710-1177 West Hastings Street          c/o ICG Communications, Inc.
Vancouver, BC V6E 2L3                   9605 East Maroon Circle
                                        P.O. Box 6742
                                        Englewood, Colorado 80155-6742

9605 East Maroon Circle Not applicable Englewood, Colorado 80112 (Address of principal executive offices) (Address of U.S. agent for service)
--------------------------------------------------------------------------------
Registrants' telephone numbers, including area codes: (800) 650-5960 or (303) 572-5960

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

The number of Registrants' outstanding common shares as of April 29, 1997 were 31,804,671, 31,795,270 and 1,918, respectively. ICG Holdings (Canada), Inc. owns all of the issued and outstanding shares of ICG Holdings, Inc.

                                TABLE OF CONTENTS




PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
       ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . .         3
                  Consolidated Balance Sheets as of December 31, 1996
                      and March 31, 1997 (unaudited) . . . . . . . . .         3
                  Consolidated Statements of Operations (unaudited) for
                      the Three Months Ended March 31, 1996 and 1997. .        5
                  Consolidated Statement of Stockholders' Deficit
                      (unaudited) for the Three Months Ended March 31, 1997    6
                  Consolidated Statements of Cash Flows (unaudited) for
                      the Three Months Ended March 31, 1996 and 1997 .         7
                  Notes to Consolidated Financial Statements (unaudited)       9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS . . . . . . . . . . . . . .       16

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24

         ITEM 1.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . .       24
         ITEM 2.    CHANGES IN SECURITIES . . . . . . . . . . . . . . .       24
         ITEM 3.    DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . .       24
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS     24
         ITEM 5.    OTHER INFORMATION . . . . . . . . . . . . . . . . .       24
         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . .       24
                    Exhibits  . . . . . . . . . . . . . . . . . . . . .       24
                    Reports on Form 8-K . . . . . . . . . . . . . . . .       24

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                December 31, 1996 and March 31, 1997 (unaudited)


                                             December 31,            March 31,
                                                1996                  1997
                                        ------------------     ----------------
Assets                                                (in thousands)
Current assets:
  Cash and cash equivalents                  $    359,934               459,288
  Short-term investments                           32,601                31,747
  Receivables:
  Trade, net of allowance of $2,515
     and $4,006 at December 31, 1996
     and March 31, 1997, respectively              41,131                34,071
  Revenue earned, but unbilled                      6,053                 7,329
  Joint venture and affiliate                           -                   113
  Other                                             1,440                 1,358
                                         ------------------     ----------------
                                                   48,624                42,871

  Inventory                                         2,845                 2,595
  Prepaid expenses and deposits                     5,019                 4,661
  Notes receivable                                    200                   200
                                         ------------------     ----------------

      Total current assets                        449,223               541,362
                                         ------------------     ----------------

Property and equipment                            460,477               522,980
  Less accumulated depreciation                   (56,545)              (66,255)
                                         ------------------     ----------------
      Net property and equipment                  403,932               456,725
                                         ------------------     ----------------

Investments                                         5,170                 5,170
Long-term notes receivable, net                       623                   552
Restricted cash (note 4)                           13,333                12,932
Other assets, net of accumulated amortization:
  Goodwill                                         31,881                31,454
  Deferred financing costs                         21,963                24,861
  Transmission and other licenses                   8,526                 8,441
  Other                                             9,482                 8,184
                                         ------------------     ----------------
                                                   71,852                72,940
                                         ==================     ================
                                            $     944,133             1,089,681
                                         ==================     ================
                                 3                                   (Continued)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                                             December 31,             March 31,
                                                 1996                    1997
                                      ------------------     -------------------
Liabilities and Stockholders' Deficit               (in thousands)
Current liabilities:
   Accounts payable                         $      24,813                19,839
   Accrued liabilities                             37,309                47,820
   Current portion of long-term debt
     (note 2)                                         817                 1,727
   Current portion of capital lease
     obligations                                   24,683                 6,728
                                          ---------------    -------------------
      Total current liabilities                    87,622                76,114

Long-term debt, net of discount, less
     current portion (note 2)                     690,358               811,560
Capital lease obligations, less current
      portion                                      71,146                70,916
                                          ----------------   -------------------

   Total liabilities                              849,126               958,590
                                          ----------------   -------------------

Minority interests                                  1,967                   930

Redeemable  preferred  stock of subsidiary
     ($164.8  million and $271.4  million
     liquidation value at December 31, 1996
     and March 31, 1997, respectively)(note 2)    159,120               261,909

Stockholders' deficit:
   Common stock (note 3)                            8,088                 5,282
   Additional paid-in capital                     294,472               298,391
   Accumulated deficit                           (368,640)             (435,421)
                                            --------------    ------------------
      Total stockholders' deficit                 (66,080)             (131,748)
                                            --------------    ------------------

Commitments and contingencies (note 4)
                                           $     944,133              1,089,681
                                             ==============    =================

                See accompanying notes to consolidated financial
                                  statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (unaudited)
                   Three Months Ended March 31, 1996 and 1997


                                                  Three months ended March 31,
                                       -----------------------------------------
                                               1996                   1997
                                       -------------------     -----------------
                                         (in thousands, except per share data)
Revenue:
   Telecom services                        $       17,635                38,280
   Network services                                13,973                17,987
   Satellite services                               4,336                 6,783
                                       -------------------     -----------------
      Total revenue                                35,944                63,050

Operating costs and expenses:
   Operating costs                                 28,171                59,572
   Selling, general and administrative
      expenses                                     16,154                33,379
   Depreciation and amortization                    7,442                10,882
                                       -------------------     -----------------
      Total operating costs and
          expenses                                 51,767               103,833

      Operating loss                              (15,823)              (40,783)

Other income (expense):
   Interest expense                               (14,217)              (25,140)
   Interest income                                  2,725                 5,134
   Other, net                                      (1,554)                 (239)
                                       -------------------     -----------------
                                                  (13,046)              (20,245)
                                       -------------------     -----------------

Loss before income taxes, minority
     interest and share of losses                (28,869)               (61,028)
Income tax benefit                                 4,482                      -
                                        ------------------     -----------------
Loss before minority interest and
     shares of losses                            (24,387)               (61,028)
Minorty interest in share of losses,
     net of accretion and preferred
     dividends on subsidiary preferred stock      (1,970)                (5,753)
Share of losses of joint venture and
     investment                                     (582)                     -
                                       ===================     =================
   Net loss                                $     (26,939)               (66,781)
                                       ===================     =================

Loss per share (note 3):
   Loss per share                         $       (1.04)                  (2.09)
                                       ===================     =================
   Weighted average number of shares
     outstanding                                 25,803                  31,938
                                       ===================     =================

                See accompanying notes to consolidated financial
                                  statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Deficit (unaudited)
                        Three Months Ended March 31, 1997


                                             Additional                 Total
                               Common stock   paid-in  Accumlated  stockholders'
                             Shares   Amount  capital   deficit        deficit
                           -------- ------- --------- -----------  -------------
                                               (in thousands)

Balances at
 January 1, 1997             31,895   $ 8,088    294,472  (368,640)     (66,080)
   Shares issued for cash
    in connection with the
    exercise of options and
    warrants                     23         -        249         -          249
   Shares issued for cash in
    connection with the
    employee stock purchase
    plan                         22         -        330         -          330
   Shares issued as contribution
    to 401(k) plan               28         -        534         -          534
   Exchange of Holdings-Canada
    common shares for ICG common
    stock                         -    (2,806)     2,806         -            -
   Net loss                       -         -          -   (66,781)     (66,781)
                             ======== =========  ========  ========  ===========
Balances at March 31, 1997   31,968   $ 5,282    298,391  (435,421)    (131,748)
                             ======== =========  ========  ========  ===========


                     See accompanying notes to consolidated
                             financial statements.

                   ICG COMMUNICATIONS, INC. AND SUBISIDIARIES

                Consolidated Statements of Cash Flows (unaudited)
                   Three Months Ended March 31, 1996 and 1997

                                                   Three months ended March 31,
                                         ---------------------------------------
                                                  1996                  1997
                                         -------------------    ----------------
                                                      (in thousands)
Cash flows from operating activities:
      Net loss                             $     (26,939)               (66,781)
      Adjustments to reconcile net loss
       to net cash used by operating
       activities:
         Share of losses of joint venture
          and investment                             582                      -
         Minority interest in share of losses,
           net of accretion and non-cash
           preferred dividends on subsidiary
           preferred stock                         1,970                  5,753
         Depreciation and amortization             7,442                 10,882
         Compensation expense related to issuance
           of stock options                           14                      -
         Interest expense deferred and included
           in long-term debt and non-cash
           interest expense                       11,911                 22,621
         Amortization of deferred financing
           costs included in interest expense        162                    643
         Contribution to 401(k) plan through
           issuance of common shares                 171                    534
         Deferred income tax benefit              (4,482)                     -
         Loss on sale of certain Satellite
           Services assets                           891                      -
         Gain on sale of certain other assets          -                   (319)
         (Increase) decrease in operating assets,
            excluding the effects of business
            acquisitions:
              Receivables                         (1,975)                 5,753
              Inventory                              (90)                   250
              Prepaid expenses and deposits         (606)                   358
         Increase(decrease)in operating liabilities,
              excluding the effects of
              business acquisitions:
                 Accounts payable and accrued
                    Liabilities                   (6,073)                 5,537
                                            ---------------    -----------------

           Net cash used by operating
            activities                           (17,022)               (14,769)
                                            ---------------    -----------------
Cash flows from investing activities:
      Decrease in notes receivable                 1,524                     71
      Increase in advances to affiliates            (358)                     -
      Investments in and advances to joint
       venture                                    (1,951)                     -
      Payments for business acquisitions,
       net of cash acquired                       (2,680)                     -
      Purchase of long-term investment            (3,960)                     -
      (Purchase) sale of short-term
       investments                               (14,573)                   854
      Decrease in restricted cash                      -                    401
      Acquisition of property, equipment
       and other assets, net                     (29,149)               (59,891)
      Proceeds from the sale of certain
       Satellite Services assets                     447                      -
                                             --------------    -----------------
            Net cash used by investing
             activities                          (50,700)               (58,565)
                                             --------------    -----------------
Cash flows from financing activities:
      Proceeds from issuance of common stock         665                    579
      Proceeds from issuance of subsidiary
       preferred stock, net of issue costs             -                 96,000
      Proceeds from issuance of long-term debt         -                 99,908
      Deferred long-term debt issuance costs           -                 (3,543)
      Principal payments on short-term debt      (17,500)                     -
      Principal payments on long-term debt          (551)                  (417)
      Principal payments on capital lease
       obligations                                (6,570)               (19,839)
                                            ---------------    -----------------
         Net cash (used) provided by
          financing activities                   (23,956)               172,688
                                            ---------------    -----------------
         Net(decrease)increase in cash and
          cash equivalents                       (91,678)                99,354
Cash and cash equivalents,
 beginning of period                             231,163                359,934
                                            ===============    =================
Cash and cash equivalents, end of period     $   139,485                459,288
                                            ===============    =================
                                                                     (Continued)

                   ICG COMMUNICATIONS, INC. AND SUBISIDIARIES

                                                Three months ended March 31,
                                        ----------------------------------------
                                                1996                  1997
                                        -------------------    -----------------
                                                     (in thousands)
Supplemental disclosure of
 cash flow information:
      Cash paid for interest             $       2,144                  1,876
                                        ===================    =================

Supplemental schedule of non-cash
 financing and investing activities:
      Common shares issued in connection
        with business combinations and
        repayment of debt                $       9,409                      -
                                        ===================    =================
      Assets acquired under capital
        leases                           $      47,284                  1,654
                                        ===================    =================

                See accompanying notes to consolidated financial
                                   statements.

                    ICG COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                December 31, 1996 and March 31, 1997 (unaudited)


(1)  Nature of Business and Reference to Other Reports

     ICG Communications, Inc. ("ICG"), a Delaware corporation, was incorporated on April 11, 1996, for the purpose of becoming the new publicly-traded U.S. parent company of ICG Holdings (Canada), Inc. ("Holdings-Canada"), a Canadian federal corporation (formerly known as IntelCom Group Inc.), ICG Holdings, Inc. ("Holdings"), a Colorado corporation (formerly known as IntelCom Group (U.S.A), Inc.), and its subsidiaries (collectively, the "Company"). The Company's principal business activity is telecommunications services, including Telecom Services, Network Services and Satellite Services. Telecom Services consists of the Company's competitive local exchange carrier operations which provide services to long distance carriers and resellers, as well as business end users. Network Services supplies information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end users, including Fortune 1000 firms and other large businesses and telecommunications companies. Satellite Services provides satellite voice and data services to major cruise ship lines, the commercial shipping industry, yachts, the U.S. Navy and offshore oil platforms.

     (a)  Reference to Annual and Transition Reports

          These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended September 30, 1996 and the Transition Report on Form 10-K for the three months ended December 31, 1996, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     (b)  Reclassifications

          Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)  Long-term Debt and Redeemable Preferred Stock of Subsidiary

     Long-term debt at December 31, 1996 and March 31, 1997 is summarized as follows (in thousands):

                                            December 31, 1996    March 31, 1997
                                          -------------------- -----------------
     11 5/8% Senior discount notes,
       net of discount (a)                    $          -              100,545
     12 1/2% Senior discount notes, net
       of discount                                 325,530              335,493
     13 1/2% Senior discount notes, net
       of discount                                 355,955              367,976
     Convertible subordinated notes                     65                   65
     Note payable with interest at the
       90-day commercial paper rate plus
       4 3/4% (10 3/8% at March 31, 1997),
       due 2001, secured by certain
       telecommunications equipment                  5,815                5,594
     Note payable with interest at 11%, due
       monthly through fiscal 1999, secured
       by equipment                                  2,625                2,442
     Mortgage payable with interest at 8 1/2%,
       due monthly through 2009, secured by
       building                                      1,177                1,165
     Other                                               8                    7
                                           ----------------    -----------------
                                                   691,175              813,287
     Less current portion                             (817)              (1,727)
                                           ================    =================
                                                $  690,358              811,560
                                           ================   ==================

     Redeemable preferred stock of subsidiary at December 31, 1996 and March 31, 1997 is summarized as follows (in thousands):

                                         December 31,1996        March 31, 1997
                                        ------------------    ------------------
     14% Exchangeable preferred stock
       mandatorily redeemable 2008(a)      $          -                  96,787
     14 1/4% Exchangeable preferred
       stock mandatorily redeemable 2007        159,120                 165,122
                                         ================    ===================
                                           $    159,120                 261,909
                                        =================    ===================

     (a) Private Placement

          On March 11, 1997, Holdings completed a private placement (the "Private Placement") of 11 5/8% Senior Discount Notes (the "11 5/8% Notes") and 14% Exchangeable Preferred Stock (the "14% Preferred Stock") for gross proceeds of $99.9 million and $100.0 million, respectively. Net proceeds from the private placement, after costs of approximately $7.5 million, were approximately $192.4 million.

          The 11 5/8% Notes are unsecured senior obligations of Holdings (guaranteed by ICG) that mature on March 15, 2007, at a maturity value of $176.0 million. Interest will accrue at 11 5/8% per annum beginning March 15, 2002, and is payable each March 15 and September 15, commencing September 15, 2002.

          The 11 5/8% Notes were originally recorded at approximately $99.9 million. The discount on the 11 5/8% Notes and the debt issue costs are being accreted over ten years until maturity at March 15, 2007. The accretion of the discount and debt issue costs is included in interest expense in the accompanying consolidated financial statements.

          The 14% Preferred Stock consists of 100,000 shares of Holdings Preferred Stock that bear a cumulative dividend at the rate of 14% per annum. The dividend is payable quarterly in arrears each March 15, June

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)  Long-term Debt and Redeemable Preferred Stock of Subsidiary (continued)

     15, September 15, and December 15, commencing June 15, 1997. Through March 15, 2002, the dividend is payable at the option of Holdings in cash or additional shares of Holdings Preferred Stock. Holdings may exchange the 14% Preferred Stock into 14% Senior Subordinated Exchange Debentures at any time after the exchange is permitted by certain indenture restrictions. The 14% Preferred Stock is subject to mandatory redemption on March 15, 2008.

(3)  Stockholders' Deficit

     (a)  Common Stock

          Common stock outstanding at March 31, 1997 represents the issued and outstanding Common Stock of ICG and Class A common shares of Holdings-Canada (owned by third parties) which are exchangeable at any time, on a one-for-one basis, for ICG Common Stock. The following table sets forth the number of shares outstanding for ICG and Holdings-Canada on a separate company basis as of March 31, 1997:

                                               Shares owned      Shares owned
                                                   by ICG      by third parties
                                                -----------   ------------------
          ICG Common Stock, $.01 par value,
           100,000,000 shares authorized;
           31,087,825 and 31,316,840 shares
           issued and outstanding at December
           31, 1996 and March 31, 1997,
           respectively                                  -           31,316,840
          Holdings-Canada Class A common shares,
           no par value, 100,000,000 shares
           authorized;31,795,270 shares issued
           and outstanding at December 31, 1996
           and March 31, 1997:
            Class A common shares, exchangeable
             on a one-for-one basis for ICG
             Common Stock at any time                     -              651,074
            Class A common shares owned by ICG   31,144,196                   -
                                                                ----------------
          Total shares outstanding                                   31,967,914
                                                                ================

     (b)  Stock Options

          In order to continue to provide non-cash incentives to key employees, all employee stock options outstanding on April 16, 1997 with exercise prices at or in excess of $15.875 were repriced by the Company's Board of Directors to $10.375, the closing price of the Company's Common Stock on April 16, 1997. Approximately 0.6 million options, with original exercise prices ranging from $15.875 to $26.25, have been repriced. There will be no effect on the Company's consolidated financial statements as a result of the repricing of options.

     (c)  Loss Per Share

          Loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding. Weighted average number of shares outstanding represents outstanding Holdings-Canada common shares for the three months ended March 31, 1996, and outstanding ICG Common Stock and Holdings-Canada Class A common shares (owned by third parties) for the three months ended March 31, 1997. Common stock equivalents, which include options, warrants and convertible subordinated notes and preferred stock, are not included in the loss per share calculation as their effect is anti-dilutive.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(4)  Commitments and Contingencies

     (a)  Network Construction

          In November  1995,  the Company  signed an agreement  with City Public
          Service  of  San  Antonio   ("CPS")  to  license  excess  fiber optic
          facilities  on a  new  300-mile  fiber  network  being  built  by  the municipally-owned electric and gas utility to provide for its communications needs in the greater metropolitan area. Pursuant to this agreement, the Company has provided a $12.0 million irrevocable letter of credit to secure payment of the Company's portion of the construction costs. The letter of credit is secured by cash collateral of $12.9 million as of March 31, 1997.

          The legal ability of CPS, as a municipally-owned utility, to enter into this contract with the Company has been challenged by SBC Communications, Inc. ("SBC") before the San Antonio City Council as being in violation of a May 1995 Texas state law.

          The Company has filed a petition with the FCC requesting a declaratory ruling that the federal Telecommunications Act of 1996 (the "Telecommunications Act") preempts the Texas state law to the extent that the Telecommunications Act precludes implementation of the agreement between CPS and the Company, and has also filed a declaratory ruling request with a Texas state court. Both of these actions are pending. The Company also filed a civil suit against SBC in federal district court that has been dismissed.

          In February 1996, the Company entered into a 20-year agreement with WorldCom, Inc. ("WorldCom"), under which the Company will pay approximately $8.8 million for the right to use fiber along a 330-mile fiber optic network in Ohio. The network is being constructed by WorldCom in conjunction with the Company. An aggregate of approximately $2.7 million has been paid by the Company through March 31, 1997, with the balance due upon the completion of specified segments of the network.

          In March 1996, the Company and Southern California Edison Company ("SCE") jointly entered into a 25-year agreement under which the Company will license 1,258 miles of fiber optic cable in Southern California, and can install up to 500 additional miles of fiber optic cable. This network, which will be maintained and operated primarily by the Company, stretches from Los Angeles to southern Orange County. Under the terms of this agreement, SCE will be entitled to receive an annual fee for ten years, certain fixed quarterly payments, a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under the agreement totaled approximately $149.1 million at March 31, 1997. The agreement has been accounted for as a capital lease in the accompanying consolidated balance sheets at March 31, 1997.

          In March 1996, the Company entered into a long-term agreement with a subsidiary of The Southern Company ("Southern"), and Alabama Power Company ("Alabama Power") for the right to use 22 miles of existing fiber and 122 miles of additional Alabama Power rights of way and facilities to reach the three major business centers in Birmingham. Southern will, in conjunction with the Company, construct the network and provide maintenance services with respect to the fiber installed. Southern also will provide consulting services to the Company relating to the build-out of the network and potential enhancements to the Company=s products and services. Under the agreement, the Company also is required to pay Southern a quarterly fee based on specified percentages of the Company's revenue for services provided through this network. The Company's estimated costs to complete the network are approximately $4.0 million, of which $2.5 million has been incurred as of March 31, 1997.

          In July 1996, the Company entered into a 20-year agreement with subsidiaries of American Electric Power ("AEP") to jointly build a 45-mile network addition in metropolitan Columbus, plus a 138-mile

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(4)  Commitments and Contingencies (continued)

          long-haul link to Canton, Ohio. The Company's estimated costs to complete the construction are approximately $4.7 million, of which $1.3 million has been incurred as of March 31, 1997.

          In January 1997, the Company announced a joint venture with Central and Southwest Corporation ("CSW") which will develop and market telecommunications services in Texas and Oklahoma (and may expand to Arkansas and Louisiana). Each party has a 50% equity interest and is required to make additional pro rata capital contributions as prescribed in the joint venture agreement. The Company estimates its contributions to be approximately $24.2 million in 1997, with aggregate contributions of approximately $49.7 million over the next five years. The joint venture is accounted for under the equity method of accounting.

     (b)  Company Headquarters

          The Company has acquired property for its new headquarters and has commenced construction of an office building that the Company expects will accommodate all of the Company's Colorado operations. The total cost of the project is expected to be approximately $44.0 million, of which $13.0 million has been incurred as of March 31, 1997 and is included in construction in progress. The Company has signed a letter of intent to sell the completed building to a third party and lease back the office space under a long-term operating lease. A final agreement is expected to be reached in the near future. The Company anticipates that the building will be completed near the end of 1997.

     (c)  Other Commitments

          The Company is obligated to purchase, at fair value, all of the shares of Maritime Telecommunications Network, Inc. ("MTN"), a 64% owned subsidiary of the Company, that are owned by the minority shareholders, if MTN has not completed a public offering by January 3, 1998.

          The Company has entered into various equipment purchase agreements with certain of its vendors. Under these agreements, if the Company does not meet a minimum purchase level in any given year, the vendor may discontinue for that year certain discounts, allowances and incentives otherwise provided to the Company. In addition, the agreements may be terminated by either the Company or the vendor upon prior written notice.

          Additionally, the Company has entered into certain commitments to purchase assets with an aggregate purchase price of approximately $46.9 million at March 31, 1997.

     (d)  Litigation

          In January 1997, the Company and its wholly owned subsidiary, ICG Holdings (Canada), Inc., filed a declaratory judgment action in the United States District Court for the District of Colorado (Civil Action No. 97-Z-118) against the minority shareholders of the Company's majority owned subsidiary, Zycom Corporation ("Zycom"), an Alberta, Canada corporation, seeking a number of rulings from the Court, including that the Company has not violated the federal securities laws. The action was filed by the Company as a result of demands made by the minority shareholders that the Company purchase their shares of Zycom for a price in excess of the value of the shares, and allegations that the Company violated certain sections of the Securities Act of 1933 and the Securities Exchange Act of 1934. In response to the Company's filing of this action, the defendants filed affidavits in which they stated that they do not intend to bring claims under the federal securities laws. Given this statement by these defendants, which the Company believes is a vindication of its position that there was no violation of the

                   ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(4)  Commitments and Contingencies (continued)

          federal securities laws, the Company is filing a notice discontinuing without prejudice this action.

          On April 4, 1997,  certain  shareholders  of Zycom,  not  individually
          named  in  the  Company's   declaratory   judgment  action,   filed  a
          shareholder   derivative   suit  and  class  action   complaint   for
          unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas (Cause No. 97-17777) against the Company, Zycom and certain of their subsidiaries. This complaint is based entirely on Texas state law and does not allege any federal securities law violations. The Company has not yet been served in this action. Management of the Company believes the Texas complaint to be a direct response to the Colorado declaratory judgment action, that it is without merit and will defend it vigorously. Management believes these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

          The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management and legal counsel, the ultimate resolution of these matters will not have a significant effect on the financial condition, results of operations or cash flows of the Company.

(5)  Summarized Financial Information of ICG Holdings, Inc.

     The 11 5/8% Notes issued by Holdings during 1997 are guaranteed by ICG. The 12 1/2% Senior Discount Notes (the "12 1/2% Notes") and the 13 1/2% Senior Discount Notes (the "13 1/2% Notes") (collectively with the 11 5/8% Notes, the "Senior Notes") issued by Holdings during 1996 and 1995, respectively, are guaranteed by ICG and Holdings-Canada.

     The separate complete financial statements of Holdings have not been included herein because such disclosure is not considered to be material to the holders of the Senior Notes. However, summarized combined financial information for Holdings and subsidiaries and affiliates as of December 31, 1996 and March 31, 1997, and for the three months ended March 31, 1996 and 1997 is as follows (in thousands):

                       Condensed Balance Sheet Information

                                        December 31, 1996        March 31, 1997
                                        -----------------     ------------------


     Current assets                   $       449,059                   541,200
     Property and equipment, net              403,932                   456,725
     Other non-current assets, net             88,183                    88,848
     Current liabilities                       87,423                    75,425
     Long-term debt, less current portion     690,293                   811,495
     Due to parent                             11,485                    12,987
     Other long-term liabilities               73,113                    71,846
     Preferred stock                          159,120                   261,909
     Stockholder's deficit                    (80,260)                 (146,889)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(5)  Summarized Financial Information of ICG Holdings, Inc. (continued)

                  Condensed Statement of Operations Information

                                               Three months ended March 31,
                                            ------------------------------------
                                                    1996                1997
                                            ---------------- -------------------

            Total revenue                        $  35,944              63,050
            Total operating costs and expenses      51,413             103,681
            Operating loss                         (15,469)            (40,631)
            Net loss                               (25,091)            (66,629)

(6)  Condensed Financial Information of ICG Holdings (Canada), Inc.

         Condensed financial information for Holdings-Canada only as of December 31, 1996 and March 31, 1997, and for the three months ended March 31, 1996 and 1997 is as follows (in thousands):

                       Condensed Balance Sheet Information

                                           December 31, 1996      March 31, 1997

                                         --------------------   ----------------

            Current assets                       $    165                   162
            Advances to subsidiaries               11,485                12,987
            Other non-current assets, net           2,793                 2,746
            Current liabilities                       199                   689
            Long-term debt, less current portion       65                    65
            Due to parent                           1,566                 2,581
            Share of losses of subsidiary          80,260               146,889
            Shareholders' deficit                 (67,647)             (134,329)

                  Condensed Statement of Operations Information

                                              Three months ended March 31,
                                           -------------------------------------
                                                    1996                1997
                                           -----------------  ------------------

            Total revenue                              -                      -
            Total operating costs and expenses       353                     53
            Operating loss                          (353)                   (53)
            Losses from subsidiaries             (25,091)               (66,629)
            Net loss attributable to common
             shareholders                        (25,444)              (66,682)

(7)  Condensed  Financial  Information  of  ICG  Communications,   Inc.  (Parent
     company)

     The sole asset of ICG is its investment in Holdings-Canada. ICG has no operations other than those of Holdings-Canada and its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, dependence on increased traffic on the Company's facilities, the successful implementation of the Company's local dial tone and long distance strategies and actions of competitors and regulatory authorities that could cause actual results to differ materially from the forward-looking statements. The terms "fiscal" and "fiscal year" refer to ICG's fiscal year ending September 30. The Company changed its fiscal year end to December 31 from September 30, effective January 1, 1997. All dollar amounts are in U.S. dollars.

Company Overview

     The Company provides Telecom Services, Network Services and Satellite Services. Telecom Services consist primarily of the Company's competitive local exchange carrier ("CLEC") operations. CLECs seek to provide an alternative to the incumbent local exchange carriers ("ILECs") for a full range of telecommunications services. The Company is one of the largest providers of competitive local telephone services in the United States, based on estimates of the industry's 1996 revenue. As a CLEC, the Company operates networks in three regional clusters covering major metropolitan statistical areas in California, Colorado, and the Ohio Valley, and in three markets in the Southeast. The Company is expanding its geographic focus to include Texas and Oklahoma (and may also expand to Arkansas and Louisiana) through its recently announced joint venture with CSW that will develop and market telecommunications services, including local exchange telephone service, in these markets. Network Services consist of information technology services and selected networking products, focusing on network design, installation, maintenance and support. Satellite Services consist of maritime and international satellite transmission services and provides private data networks utilizing VSATs (very small aperture terminals). As a leading participant in the rapidly growing competitive local telecommunications industry, the Company has experienced significant growth, with total revenue increasing from $59.1 million for fiscal 1994 to $217.8 million for the 12-month period ended March 31, 1997. The Company's rapid growth is primarily the result of the initial installation, acquisition and subsequent expansion of its fiber optic networks and the expansion of its communication service offerings.

     Prior to fiscal 1996, the majority of the Company's revenue had been derived from Network Services. However, the Company's Network Services revenue (as well as Satellite Services revenue) will continue to represent a diminishing percentage of the Company's consolidated revenue as the Company continues to emphasize its Telecom Services. In March 1996, the Company completed the sale of four of its teleports which were used in the Company's Satellite Services operations.

     The Telecommunications Act and several pro-competitive state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Due to these regulatory changes, the Company is now permitted to offer all interstate and intrastate telephone services, including local dial tone, and is developing a full set of complementary services, such as long distance and data transmission services. The Company began marketing and selling competitive local dial tone services in three of its primary markets: California, launched statewide in late January 1997, followed by Ohio in February 1997 and Colorado in March 1997. During the three months ended March 31, 1997, the Company sold 17,491 local access lines, of which 5,371 were in service at March 31, 1997. The Company has 15 high capacity digital telephony switches (and one additional switch located in Phoenix which will be operational through April 1997, after which it will be relocated) and 10 data communications switches in operation to support its services, and plans to install additional telephony and data switches as demand warrants. To facilitate the expansion of its services, the Company has entered into agreements with Lucent Technologies, Inc., Northern Telecom, Inc. and Cascade Communications, Inc., to purchase a full range of switching systems, fiber optic cable, network electronics, software and services. The Company will continue to expand its network through construction, leased facilities and strategic joint ventures.

     The Company's operating networks have grown from 323 fiber route miles at the end of fiscal 1994 to 2,483 fiber route miles at March 31, 1997. Telecom Services revenue has increased from $14.9 million for fiscal 1994 to $129.6 million for the 12-month period ended March 31, 1997. The Company has experienced declining access unit prices and increasing price competition which have been more than offset by increasing network usage. The Company expects to continue to experience declining access unit prices and increasing price competition for the foreseeable future.

     In conjunction with the increase in its service offerings, the Company is required to invest significant amounts on sales, marketing, customer service and engineering personnel prior to the generation of appreciable revenue. This will have an adverse effect on operating margins until such time as sufficient volumes of customers are attained. As the Company's customer base grows, the Company anticipates that operating margins will improve as incremental revenue will exceed incremental operating expenses. The preceding forward-looking statement is dependent upon the successful implementation of the Company's local dial tone, data transmission and long distance strategies, increased traffic on the Company's facilities and actions of competitors and regulatory authorities, any or all of which may not occur.

     The Company expects to continue to experience negative operating margins from the provision of switched access services while its networks are in the development and construction phases, during which the Company relies on ILEC networks to carry a significant portion of its customers' switched traffic. The Company expects to realize improved operating margins from switched services on a given network when (i) increased volumes of traffic are attained and build-out enables such traffic to be carried on the Company's own network instead of ILEC facilities, and (ii) higher margin enhanced services are provided to customers on the Company's network. In addition, the Company believes that the unbundling of ILEC services and the implementation of local telephone number portability, which are mandated by the Telecommunications Act, will reduce the Company's costs of providing switched services and facilitate the marketing of such services. However, the Company's switched access services strategy has not yet been profitable and may not become profitable due to, among other factors, lack of customer demand, competition from other CLECs and downward pricing pressure from the ILECs.

     The Company believes that the provisions of the Telecommunications Act, including the opening of the local telephone services market to competition, the unbundling of ILEC services and the implementation of local telephone number portability, will facilitate the Company's plan to provide a full array of local, long distance and data communications services. In order to fully implement its strategy, the Company must make significant capital expenditures to provide additional switching capacity, network infrastructure and electronic components. The Company must also make significant investments and expenditures to develop, train and manage its marketing and sales personnel. The Company has limited experience providing such services and there can be no assurance that the Company will be successful.

     The continued development, construction and expansion of the Company's business requires significant capital, a large portion of which is expended before any revenue is generated. The Company has experienced, and expects to continue to experience, negative cash flow and significant losses while it expands its operations to provide a wide range of telecommunications services and establishes a sufficient revenue-generating customer base. There can be no assurance that the Company will be able to establish or retain such a customer base. When constructing and relying principally on its own facilities, the Company has experienced a period of up to 18 months from initial design of a network to revenue generation for that network. However, using leased ILEC facilities to provide initial customer service and the Company's new agreements to use utilities' existing fiber, the Company has experienced initial revenue generation within nine months after commencing network design.

Results of Operations

     The following table provides a breakdown of revenue and operating costs for Telecom Services, Network Services and Satellite Services, and certain other financial data for the Company for the periods indicated. The table also shows certain revenue, expenses, operating loss and EBITDA as a percentage of the Company's total revenue.

                                     Three months ended March 31,
                                 -----------------------------------------------
                                        1996                      1997
                                 ---------------------- ------------------------
                                   $            %           $             %
                                 --------- ------------ ---------- -------------
                                                   (unaudited)
                                                  (in thousands)

Statement of Operations Data:
Revenue:
     Telecom services             17,635          49      38,280           61
     Network services             13,973          39      17,987           28
     Satellite services            4,336          12       6,783           11
                                --------   ---------  -----------   ------------
       Total revenue              35,944         100      63,050          100
 Operating costs:
     Telecom services             15,194                  41,450
     Network services             11,058                  14,535
     Satellite services            1,919                   3,587
                                --------   ----------  ---------   -------------
         Total operating costs    28,171           78     59,572           95
 Selling, general and
  administrative                  16,154           45     33,379           53
 Depreciation and amortization     7,442           21     10,882           17
                                --------  -----------  ---------   -------------
     Operating loss              (15,823)         (44)   (40,783)         (65)

 Other Data:
 EBITDA (1)                       (8,381)         (23)   (29,901)         (47)
 Net cash used by operating
  activities                     (17,022)                (14,769)
 Net cash used by investing
  activities                     (50,700)                (58,565)
 Net cash (used) provided by
  financing activities           (23,956)                172,688
 Capital expenditures             76,433                  61,545

                             March 31,  June 30, Sept. 30,  Dec. 31,   March 31,
                               1996      1996      1996      1996        1997
                            ---------- --------- ---------  --------- ----------
                                             (unaudited)
Statistical Data (2):
Full time employees             1,061     1,173     1,323      1,424       1,606
Telecom services:
     Buildings connected:
       On-net                     327       384       478        522         545
       Off-net                  1,401     1,493     1,589      1,547       1,550
                           ----------  --------  --------  ---------  ----------
          Total buildings
           connected           1,728      1,877     2,067      2,069       2,095
     Customer circuits in
       service (VGEs)        510,755    551,881   630,697    748,528     816,238
     Switches operational:
       Telephony                  13         13        14         14          16
       Frame relay                 -          -         -          1          10
                           ---------- ----------  --------  --------  ----------
          Total switches
           operational            13         13        14         15          26
     Switched minutes of use
      (in millions)              362        475       563        607         682
     Fiber route miles (3):
       Operational               780        886     2,143      2,385       2,483
       Under construction          -          -         -          -         639
     Fiber strand miles (4):
       Operational            36,310     45,098    70,067     75,490      83,334
       Under construction          -          -         -          -      28,310
     Wireless miles (5)          582        483       491        506         511
Satellite services:
     VSATs                       658        659       835        860         875
     C-Band installations (6)     36         48        48         54          57
     L-Band installations (7)      3         53       109        204         355
                                       18
                                                                     (Continued)

(1)  EBITDA  consists of  operating  loss plus  depreciation  and  amortization.
     EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. Net cash flows from operating, investing and financing activities as calculated in accordance with GAAP are also presented in Other Data. See the Company's Consolidated Financial Statements contained elsewhere in this report.

(2) Amounts presented are for three-month periods ended, or as of the end of the period presented.

(3) Fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of March 31, 1997, the Company had 2,483 fiber route miles, of which 359 fiber route miles were leased under operating leases. Fiber route miles under construction represents fiber under construction and fiber which is expected to be operational within six months.

(4) Fiber strand miles refers to the number of fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of March 31, 1997, the Company had 83,334 fiber strand miles, of which 7,080 fiber strand miles were leased under operating leases. Fiber strand miles under construction represents fiber under construction and fiber which is expected to be operational within six months.

(5) Wireless miles represents the total distance of the digital microwave paths between Company transmitters which are used in the Company's networks.

(6) C-Band installations service cruise ships, U.S. Navy vessels and offshore oil platform installations.

(7) L-Band installations service smaller maritime installations, and both mobile and fixed land-based units.


Three Months Ended March 31, 1997, Compared to Three Months Ended March 31, 1996

     Revenue. Revenue for the three months ended March 31, 1997 increased $27.1 million, or 75%, from the three months ended March 31, 1996. Telecom Services revenue increased 117% to $38.3 million due to an increase in network usage for both special and switched access services, offset in part by a decline in average access rates. Switched services revenue increased from $9.1 million (52% of Telecom Services revenue) for the three months ended March 31, 1996 to $26.2 million (68% of Telecom Services revenue) for the three months ended March 31, 1997, of which $7.6 million relates to revenue from Zycom, compared to $1.1 million for the three months ended March 31, 1996. Substantially all of the increase in Zycom revenue for the three months ended March 31, 1997 as compared to the same period in 1996 relates to changes in the classification of certain operating costs (which were netted against revenue during the 1996 period) as a result of the Company entering into long-term contracts with its major customers. Network usage reflected in VGEs increased 60% from 510,755 VGEs at March 31, 1996, to 816,238 VGEs at March 31, 1997. Additionally, switched minutes of use increased 88% from 362 million minutes during the three months ended March 31, 1996 to 682 million minutes during the three months ended March 31, 1997. Network Services revenue increased 29% to $18.0 million for the three months ended March 31, 1997 as compared to $14.0 million for the three months ended March 31, 1996. The increase is attributable to an equipment sale to a single customer for approximately $1.5 million in excess of a similar sale during the comparable period in 1996. The remaining increase in Network Services revenue is due to additional projects from existing customers and increased business networking requirements. Satellite Services revenue increased 57% to $6.8 million for the three months ended March 31, 1997. This increase is primarily due to the operations of Maritime Cellular Tele-Network, Inc. ("MCN"), a 90% owned subsidiary of the Company acquired in March 1996, which comprised $1.2 million of total Satellite Services revenue for the three months ended March 31, 1997 and provided substantially no revenue due to the date of acquisition during the same period in 1996. The remaining increase can be attributed to the general growth of MTN and its increased sales of C-Band equipment to offshore oil and gas customers.

         Operating costs. Total operating costs for the three months ended March 31, 1997 increased $31.4 million, or 112% from the three months ended March 31, 1996. Telecom Services operating costs increased from $15.2 million, or 86% of Telecom Services revenue, for the three months ended March 31, 1996, to $41.5 million, or 108% of Telecom Services revenue, for the three months ended March 31, 1997. Telecom Services operating costs consist of payments to

ILECs for the use of network facilities to support off-net and switched access services, network operating costs, right of way fees and other costs. The increase in operating costs in absolute dollars is attributable to the increase in switched access services and the addition of engineering personnel dedicated to the development of local exchange services. The increase in operating costs as a percentage of total revenue is due primarily to the increase in switched access services revenue, which generates negative margins as a result of the higher costs associated with utilizing ILEC network facilities, and the investment in the development of local exchange services without the benefit of corresponding revenue in the same period. The Company expects that its Telecom Services ratio of operating costs to revenue will continue to increase until the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than the ILEC facilities, and obtains the right to use unbundled ILEC facilities on satisfactory terms, any or all of which may not occur. Network Services operating costs increased 31% to $14.5 million and increased as a percentage of revenue from 79% for the three months ended March 31, 1996, to 81% for the three months ended March 31, 1997. The increase is due to a substantially lower margin earned on equipment sales relative to other services. Network Services operating costs include the cost of equipment sold, direct hourly labor and other indirect project costs. Satellite Services operating costs increased to $3.6 million for the three months ended March 31, 1997, from $1.9 million for the three months ended March 31, 1996. Satellite Services operating costs as a percentage of revenue also increased from 44% for the three months ended March 31, 1996, to 53% for the three months ended March 31, 1997. This increase is due to the addition of MCN's operating costs in the current three-month period as well as the increased volume of equipment sales, both of which provide lower margins than other maritime services. Satellite Services operating costs consist primarily of transponder lease costs and the cost of equipment sold.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1997 increased $17.2 million, or 107%, compared to the three months ended March 31, 1996. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of local telephone services. SG&A expenses as a percentage of total revenue increased from 45% for the three months ended March 31, 1996, to 53% for the three months ended March 31, 1997. There is typically a period of higher administrative and marketing expense prior to the generation of appreciable revenue from newly developed networks or services. The Company expects SG&A expenses for Telecom Services to increase with or above revenue over the near term as a result of hiring new staff to facilitate the marketing and development of local dial tone, long distance and data transmission services to business and end user customers.

     Depreciation and amortization. Depreciation and amortization increased $3.4 million, or 46%, for the three months ended March 31, 1997, compared to the three months ended March 31, 1996, due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services. The Company reports high levels of depreciation expense relative to revenue during the early years of operation of a new network because the full cost of a network is depreciated using the straight-line method despite the low rate of capacity utilization in the early stages of network operation.

     Interest expense. Interest expense increased $10.9 million, from $14.2 million for the three months ended March 31, 1996, to $25.1 million for the three months ended March 31, 1997, which included $23.3 million of non-cash interest. This increase was attributable to an increase in long-term debt, primarily the 11 5/8% Notes and the 12 1/2% Notes issued in March 1997 and April 1996, respectively, and an increase in capitalized lease obligations to finance certain equipment.

     Interest income. Interest income increased $2.4 million, from $2.7 million for the three months ended March 31, 1996, to $5.1 million for the three months ended March 31, 1997. The increase is attributable to the increase in cash from the proceeds of the issuances of the 11 5/8% Notes and 14% Preferred Stock in March 1997 and the 12 1/2% Notes and 14 1/4% Exchangeable Preferred Stock (the "14 1/4% Preferred Stock") in April 1996.

     Other, net. Other, net fluctuated from $1.6 million net expense in the three months ended March 31, 1996 to $0.2 million net expense in the three months ended March 31, 1997. Other expense recorded in the three-month periods ended March 31, 1996 and 1997 represents losses recognized on the disposal of assets.

         Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock. Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock increased $3.8 million, from $2.0 million for the three months ended March 31, 1996 to $5.8 million for the three months ended March 31, 1997. The increase is due primarily to the issuance of the 14 1/4% Preferred Stock in April 1996 and the issuance of the 14% Preferred Stock in March 1997. Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock recorded during the current three-month period consists of the accretion of issue costs ($0.2 million) and the accrual of the preferred stock dividend ($6.6 million) associated with the 14% Preferred Stock and the 14 1/4% Preferred Stock, offset by minority interest in losses of subsidiaries of $1.0 million.

     Share of losses in joint venture and investment. Effective October 1, 1996, the Company sold its 50% interest in the Phoenix network joint venture. As a result, no share of losses in joint venture was recorded during the three months ended March 31, 1997, as compared to the $0.6 million recorded during the comparable period in 1996. Future results will include the Company's share of losses from the joint venture with CSW.

Liquidity and Capital Resources

     The Company's growth has been funded through a combination of equity, debt and lease financing. As of March 31, 1997, the Company had current assets of $541.4 million, including $491.0 million of cash, cash equivalents and short-term investments, which exceeded current liabilities of $76.1 million, providing working capital of $465.3 million. The Company invests excess funds in short-term, interest-bearing investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's investment objectives are safety, liquidity and yield, in that order.

Cash Used By Operating Activities

     The Company's operating activities used $17.0 million and $14.8 million for the three months ended March 31, 1996 and 1997, respectively. Cash used by operations is primarily due to net losses, which are partially offset by non-cash expenses, such as depreciation expense, deferred interest expense, preferred dividends on subsidiary preferred stock and changes in working capital items.

     The Company expects to continue to generate negative cash flow from operating activities while it emphasizes development, construction and expansion of its Telecom Services business. Consequently, it does not anticipate that cash provided by operations will be sufficient to fund future expansion of existing networks or the construction and acquisition of new networks in the near term.

Cash Used By Investing Activities

     The Company's investing activities used $50.7 million and $58.6 million for the three months ended March 31, 1996 and 1997, respectively. Cash used by investing activities includes cash expended for the acquisition of property, equipment and other assets, net of proceeds from the sale of such assets, of $29.1 million and $59.9 million for the three months ended March 31, 1996 and 1997, respectively. The Company will continue to use cash in 1997 for the construction of new networks and the expansion of existing networks. The Company acquired assets under capitalized leases of $47.3 million and $1.7 million for the three months ended March 31, 1996 and 1997, respectively. Assets acquired under capitalized leases during the three months ended March 31, 1996 primarily consisted of fiber optic networks included in the Company's agreement with SCE.

     The Company expects to make investments of approximately $24.2 million in 1997 in its joint venture with CSW and estimates making additional investments therein of approximately $25.5 million through 2002. The Company is obligated to purchase, at fair value, all of the shares of MTN that are owned by the minority shareholder, if MTN has not completed a public offering by January 3, 1998.

Cash (Used) Provided By Financing Activities

     Financing activities used $24.0 million and provided $172.7 million in the three months ended March 31, 1996 and 1997, respectively. The significant change in cash provided by financing activities in the three months ended March 31, 1997, compared to cash used by financing activities in the three months end March 31, 1996, is due to the completion of the Private Placement of the 11 5/8% Notes and the 14% Preferred Stock in March 1997. Historically, the funds to finance the Company's business acquisitions, capital expenditures, working capital requirements and operating losses have been obtained through public and private offerings of Holdings-Canada common shares, the 12 1/2% Notes and 14 1/4% Preferred Stock, units consisting of the 13 1/2% Notes and warrants, redeemable preferred stock, convertible subordinated notes, convertible preferred shares of Holdings-Canada, capital lease financings and various working capital sources, including credit facilities.

     On March 11, 1997, Holdings completed the Private Placement of 11 5/8% Notes and 100,000 shares of 14% Preferred Stock for net proceeds of approximately $192.4 million. The net proceeds of the Private Placement will improve the Company's operating and financial flexibility over the near term. The Company believes its liquidity improved because (a) the 11 5/8% Notes do not require the payment of cash interest until 2002 and (b) Holdings has the option to pay dividends on the 14% Preferred Stock in additional shares of 14%
Preferred Stock prior to 2002 and the Preferred Stock is not mandatorily redeemable until 2008.

     The 11 5/8% Notes are unsecured senior obligations of Holdings (guaranteed by ICG) that mature on March 15, 2007. Interest will accrue at 11 5/8% per annum beginning March 15, 2002, and is payable each March 15 and September 15, commencing September 15, 2002. Dividends on the 14% Preferred Stock are cumulative at a rate of 14% per annum and are payable quarterly in arrears each March 15, June 15, September 15 and December 15, commencing June 15, 1997. The 14% Preferred Stock has a liquidation preference of $1,000 per share, plus accrued and unpaid dividends, and is mandatorily redeemable in 2008. The Preferred Stock is exchangeable, at the option of Holdings, into 14% senior subordinated exchange debentures of Holdings due 2008, at any time after the exchange is permitted under certain indenture restrictions.

     Additionally, as of March 31, 1997, an aggregate of approximately $77.6 million of capitalized lease obligations and an aggregate accreted value of approximately $707.5 million were outstanding under the 12 1/2% Notes and the 13 1/2% Notes. The 12 1/2% Notes require payments of interest to be made in cash commencing on November 1, 2001 and mature on May 1, 2006. The 13 1/2% Notes require payments of interest to be made in cash commencing on March 15, 2001 and mature on September 15, 2005. In addition, the 14 1/4% Preferred Stock requires payment of dividends to be made in cash commencing August 1, 2001. As of March 31, 1997, the Company had $9.3 million of other indebtedness outstanding. The Company may also have additional payment obligations prior to such time, the amount of which cannot presently be determined. The Company's cash on hand and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand its Telecom Services business as currently planned and to fund its operating deficits through 1997 and into 1998. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to March 2001. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness, including such capitalized leases, or obtain such additional funds, and if the Company is unable to effect such refinancings or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness or make payments of cash dividends on, or the mandatory redemption of, its preferred stock, would be adversely affected.

Capital Expenditures

     The Company expects to continue to generate negative cash flow from operating activities while it emphasizes development, construction and expansion of its business and until the Company establishes a sufficient revenue-generating customer base. The Company's capital expenditures (including assets acquired under capital leases) were $76.4 million and $61.5 million for the three months ended March 31, 1996 and 1997, respectively. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services will require capital expenditures of approximately $188.5 million and $240.0 million during 1997 and 1998, respectively, and continued significant capital expenditures thereafter. To facilitate the expansion of its switched services strategy and entrance into data communications, the Company has entered into equipment purchase agreements with various vendors under which the Company must purchase a substantial amount of equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. Actual capital expenditures will depend on numerous factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

General

     The Company's operations have required and will continue to require significant capital expenditures for development, construction, expansion and acquisitions. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flow.

     In view of the anticipated negative cash flow from operating activities, the continuing development of the Company's products and services, the expansion of existing networks and the construction, leasing and licensing of new networks, the Company will require additional amounts of cash in the future from outside sources. Management believes that the Company's cash on hand and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand its Telecom Services business as currently planned and to fund its operating deficits through 1997 and into 1998. Additional sources of cash may include public and private equity and debt financings, sales of non-strategic assets, capitalized leases and other financing arrangements. The Company may require additional amounts of equity capital in the near term. In the past, the Company has been able to secure sufficient amounts of financing to meet its capital expenditure needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company.

     The failure to obtain sufficient amounts of financing could result in the delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company's business. In addition, the inability to fund operating deficits with the proceeds of financings until the Company establishes a sufficient revenue generating customer base could have a material adverse effect on the Company's liquidity.

New Accounting Standard

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128") which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. SFAS 128 is effective for the Company's fiscal year ending December 31, 1997 and retroactive application is required. The Company believes the adoption of SFAS 128 will have no effect on its reported loss per share.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

          See Note 4 (d) to the Company's Consolidated Financial Statements for the three months ended March 31, 1997 contained elsewhere in this Quarterly Report.

ITEM 2. CHANGES IN SECURITIES

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (A) Exhibits.

               (10) Amendment,   dated  as  of  March  26,  1997,   between  ICG
                    Communications, Inc. and J. Shelby Bryan, to Employment Agreement, dated as of May 30, 1995, between IntelCom Group Inc. and J. Shelby Bryan.

               (27) Financial Data Schedule.

          (B) Reports on Form 8-K. The following reports on Form 8-K were filed by the Registrants during the three months ended March 31, 1997:

               (i) Current Report on Form 8-K dated February 20, 1997, regarding the announcement of earnings information and results of operations for the transition period from October 1, 1996 through December 31, 1996.

               (ii) Current   Report  on  Form  8-K  dated  February  24,  1997,
                    regarding the announcement of an offering of Senior Discount Notes and Exchangeable Preferred Stock by ICG Holdings, Inc.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                   EXHIBIT 10
--------------------------------------------------------------------------------

   Amendment, dated as of March 26, 1997, between ICG Communications, Inc. and
  J. Shelby Bryan, to Employment Agreement, dated as of May 30, 1995, between
                    IntelCom Group Inc. and J. Shelby Bryan.

--------------------------------------------------------------------------------
                                   EXHIBIT 27
--------------------------------------------------------------------------------



                            Financial Data Schedule.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1997.


                                             ICG COMMUNICATIONS, INC.



Date:  April 30, 1997                     By:    /s/ James D. Grenfell
                                             -----------------------------------
                                             James D. Grenfell, Executive Vice
                                             President, Chief Financial Officer
                                             and Treasurer


Date:  April 30, 1997                     By:    /s/ Richard Bambach
                                             -----------------------------------
                                             Richard Bambach, Vice President
                                             and Corporate Controller