Form 10-Q
period 1997-06-30
ICG COMMUNICATIONS INC
filed 1997-08-26
CIK 1013240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



   X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997
                                       OR

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
           (Exact names of Registrants as Specified in their Charters)

--------------------------------------------------------------------------------
Delaware                                      84-1342022
Canada                                        Not Applicable
Colorado                                      84-1158866
(State or other jurisdiction of               (I.R.S. employer
incorporation)                                identification number)
--------------------------------------------------------------------------------
9605 East Maroon Circle                       Not applicable
Englewood, Colorado 80112

1710-1177 West Hastings Street                c/o ICG Communications, Inc.
Vancouver, BC V6E 2L3                         9605 East Maroon Circle
                                              P.O. Box 6742
                                              Englewood, Colorado 80155-6742

9605 East Maroon Circle                       Not applicable
Englewood, Colorado 80112
(Address of principal executive offices)     (Address of U.S.agent for service)
--------------------------------------------------------------------------------
Registrants' telephone numbers, including area codes: (800) 650-5960 or (303) 572-5960

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.    Yes   X        No

The number of Registrants' outstanding common shares as of August 12, 1997 were 33,213,071, 31,822,756 and 1,918, respectively. ICG Holdings (Canada), Inc. owns all of the issued and outstanding shares of ICG Holdings, Inc.

                                TABLE OF CONTENTS


PART I   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
          ITEM 1. CONSOLIDATED  FINANCIAL STATEMENTS . . . . . . . . . . . .   3
                    1997(unaudited). . . . . . . . . . . . . . . . . . . . .   3
               Consolidated  Statements  of Operations  (unaudited)  for the Six
                    Months  Ended June 30, 1996 and 1997 . . . . . . . . . .   5
               Consolidated Statement of Stockholders'  Deficit  (unaudited) for
                    the Six Months Ended June 30, 1997 . . . . . . . . . . .   6
               Consolidated  Statements  of Cash Flows  (unaudited)  for the Six
                    Months  Ended June 30, 1996 and 1997 . . . . . . . . . .   7
               Notes to Consolidated Financial Statements (unaudited). . . .   9

          ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
                   AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . .   17


PART  II   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
          ITEM 1. LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . .  27
          ITEM 2. CHANGES IN  SECURITIES . . . . . . . . . . . . . . . . . .  27
          ITEM 3. DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . .  27
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . .  27
          ITEM 5. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . .  27
          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . .  27
                  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .  27
                  Reports on Form 8-K .  . . . . . . . . . . . . . . . . . .  27

                                     ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                                             Consolidated Balance Sheets
                                   December 31, 1996 and June 30, 1997 (unaudited)


                                                                          December 31,           June 30,
                                                                              1996                 1997
                                                                        ------------------    ----------------
      Assets                                                                       (in thousands)

      Current assets:
         Cash and cash equivalents                                       $    359,934               382,220
         Short-term investments                                                32,601                12,000
         Receivables:
            Trade, net of allowance of $2,515 and $4,086 at
               December 31, 1996 and June 30, 1997, respectively               41,131                40,616
            Revenue earned, but unbilled                                        6,053                 6,735
            Other                                                               1,440                 2,302
                                                                        ------------------    ----------------
                                                                               48,624                49,653

         Inventory                                                              2,845                 3,815
         Prepaid expenses and deposits                                          5,019                 7,827
         Notes receivable                                                         200                     -
                                                                        ------------------    ----------------

            Total current assets                                              449,223               455,515
                                                                        ------------------    ----------------

      Property and equipment                                                  460,477               593,553
         Less accumulated depreciation                                        (56,545)              (78,155)
                                                                        ------------------    ----------------
            Net property and equipment                                        403,932               515,398
                                                                        ------------------    ----------------

      Investments                                                               5,170                 5,170
      Long-term notes receivable, net                                             623                   480
      Restricted cash (note 4)                                                 13,333                12,700
      Other assets, net of accumulated amortization:
         Goodwill                                                              31,881                31,061
         Deferred financing costs                                              21,963                24,193
         Transmission and other licenses                                        8,526                 8,355
         Other                                                                  9,482                 7,855
                                                                        ------------------    ----------------
                                                                               71,852                71,464
                                                                        ==================    ================

                                                                        $     944,133             1,060,727
                                                                        ==================    ================
                                                                                                 (Continued)



                                      ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                                        Consolidated Balance Sheets, Continued

                                                                          December 31,              June 30,
                                                                              1996                    1997
                                                                        ------------------     -------------------
Liabilities and Stockholders' Deficit                                                (in thousands)

Current liabilities:
   Accounts payable                                                     $      24,813                 28,127
   Accrued liabilities                                                         37,309                 56,206
   Current portion of long-term debt (note 2)                                     817                  1,744
   Current portion of capital lease obligations                                24,683                  6,719
                                                                        ------------------     -------------------
      Total current liabilities                                                87,622                 92,796

Long-term debt, net of discount, less current portion (note 2)                690,358                836,994
Capital lease obligations, less current portion                                71,146                 67,620
                                                                        ------------------     -------------------

   Total liabilities                                                          849,126                997,410
                                                                        ------------------     -------------------

Minority interests                                                              1,967                    304

Redeemable  preferred  stock of subsidiary  ($164.8  million and
     $281.0  million liquidation value at December 31, 1996 and
     June 30, 1997, respectively) (note 2)                                    159,120                271,652

Stockholders' deficit:
   Common stock (note 3)                                                        8,088                    555
   Additional paid-in capital                                                 294,472                303,797
   Accumulated deficit                                                       (368,640)              (512,991)
                                                                        ------------------     -------------------
      Total stockholders' deficit                                             (66,080)              (208,639)
                                                                        ------------------     -------------------

Commitments and contingencies (note 4)
                                                                        $     944,133              1,060,727
                                                                        ==================     ===================

                             See  accompanying  notes to consolidated financial statements.



                                      ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  Consolidated Statements of Operations (unaudited)
                                       Six Months Ended June 30, 1996 and 1997

                                                               Three months ended June 30,          Six months ended June 30,
                                                             ---------------------------------    -------------------------------
                                                                 1996               1997              1996             1997
                                                             --------------    ---------------    -------------    --------------
                                                                            (in thousands, except per share data)
Revenue:
   Telecom services                                          $   24,371             41,243          42,006             79,523
   Network services                                              14,679             15,640          28,652             33,627
   Satellite services                                             5,596              7,883           9,932             14,666
                                                             --------------    ---------------    -------------    -------------
      Total revenue                                              44,646             64,766          80,590            127,816

Operating costs and expenses:
   Operating costs                                               35,307             59,693          63,478            119,265
   Selling, general and administrative expenses                  20,546             38,864          36,700             72,243
   Depreciation and amortization                                  9,055             13,075          16,497             23,957
                                                             --------------    ---------------    -------------    -------------
      Total operating costs and expenses                         64,908            111,632         116,675            215,465

      Operating loss                                            (20,262)           (46,866)        (36,085)           (87,649)

Other income (expense):
   Interest expense                                             (32,940)           (28,341)        (47,157)           (53,481)
   Interest income                                                5,957              6,768           8,682             11,902
   Other, net                                                      (466)               (15)         (2,020)              (254)
                                                             --------------    ---------------    -------------    -------------
                                                                (27,449)           (21,588)        (40,495)           (41,833)
                                                             --------------    ---------------    -------------    -------------

Loss before income taxes, minority interest and
 share of losses                                                (47,711)           (68,454)        (76,580)          (129,482)
Income tax benefit                                                    -                  -           4,482                  -
                                                             --------------    ---------------    -------------    -------------
Loss before minority interest and shares of losses              (47,711)           (68,454)        (72,098)          (129,482)
Minority interest in share of losses, net of accretion and
     preferred dividends on subsidiary preferred stock          (16,561)            (9,116)        (18,531)           (14,869)
Share of losses of joint venture and investment                    (449)                 -          (1,031)                 -
                                                             --------------     -------------     -------------    -------------
    Net loss                                                     (64,721)           (77,570)        (91,660)          (144,351)
                                                             ==============    ===============    =============    =============

Loss per share (note 3):
   Loss per share                                            $    (2.43)            (2.42)          (3.50)             (4.51)
                                                             ==============    ===============    =============    =============
   Weighted average number of shares outstanding                 26,580             32,042          26,192             31,990
                                                             ==============    ===============    =============    =============

                             See  accompanying  notes to consolidated  financial statements.

                                     ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                             Consolidated Statement of Stockholders' Deficit (unaudited)
                                            Six Months Ended June 30, 1997

                                                                                   Additional                          Total
                                                           Common stock             paid-in       Accumulated        stockholders'
                                                    Shares          Amount          capital         deficit           deficit
                                               -------------  ---------------   --------------  ----------------  -----------------
                                                                                      (in thousands)

Balances at January 1, 1997                       31,895        $   8,088          294,472          (368,640)          (66,080)
   Shares issued for cash in connection with
    the exercise of options and warrants               87                1              668                 -               669
   Shares issued for cash in connection with
     the employee stock purchase plan                 50                1              589                 -               590
   Shares issued as contribution to 401(k)plan        28                -              533                 -               533
   Exchange of Holdings-Canada common shares
     for ICG common stock                              -           (7,535)           7,535                 -                 -
   Net loss                                            -                -                -          (144,351)         (144,351)
                                               =============  ===============   ==============  ================  =================
Balances at June 30, 1997                         32,060      $        555         303,797          (512,991)         (208,639)
                                               =============  ===============   ==============  ================  =================



                                              See accompanying notes to consolidated financial statements.

                                      ICG COMMUNICATIONS, INC. AND SUBISIDIARIES

                                  Consolidated Statements of Cash Flows (unaudited)
                                       Six Months Ended June 30, 1996 and 1997


                                                                                    ---------------------------------------
                                                                                           1996                  1997
                                                                                    -------------------    -----------------
                                                                                                (in thousands)
Cash flows from operating activities:
      Net loss                                                                      $     (91,660)              (144,351)
      Adjustments to reconcile net loss to net cash used by operating activities:
         Share of losses of joint venture and investment                                    1,031                      -
         Minority interest in share of losses, net of accretion and non-cash
            preferred dividends on subsidiary preferred stock                              18,531                 14,869
         Depreciation and amortization                                                     16,497                 23,957
         Compensation expense related to issuance of stock options                             26                      -
         Interest expense deferred and included in long-term debt                          30,510                 48,532
         Amortization of deferred financing costs included in interest expense              1,759                  1,370
         Contribution to 401(k) plan through issuance of common shares                        451                    533
         Deferred income tax benefit                                                       (4,482)                     -
         Loss on sale of certain Satellite Services assets                                    891                      -
         Gain on sale of certain other assets                                                   -                   (319)
         Increase  in  operating  assets, excluding  the  effects  of  business acquisitions:
             Receivables                                                                   (2,502)                (1,029)
             Inventory                                                                       (827)                  (970)
             Prepaid expenses and deposits                                                 (2,600)                (2,808)
         Increase (decrease) in operating liabilities, excluding the effects of business acquisitions:
             Accounts payable and accrued liabilities                                         (58)                22,211
                                                                                    -------------------    -----------------
               Net cash used by operating activities                                      (32,433)               (38,005)
                                                                                    -------------------    -----------------
Cash flows from investing activities:
      Decrease in notes receivable                                                          1,546                    343
      Increase in advances to affiliates                                                     (359)                     -
      Investments in and advances to joint venture                                         (2,316)                     -
      Payments for business acquisitions, net of cash acquired                             (6,567)                     -
      Purchase of long-term investment                                                         40                      -
      Sale of short-term investments                                                        2,979                 20,601
      Decrease in restricted cash                                                               -                    633
      Acquisition of property, equipment and other assets, net                            (56,847)              (132,529)
      Proceeds from the sale of certain Satellite Services assets                             447                      -
                                                                                    -------------------    -----------------
               Net cash used by investing activities                                      (61,077)              (110,952)
                                                                                    -------------------    -----------------
Cash flows from financing activities:
      Proceeds from issuance of common stock                                                1,614                  1,259
      Proceeds from issuance of subsidiary preferred stock, net of issuance costs         144,000                 96,000
      Repurchase of redeemable preferred stock of subsidiary and payment of
          accrued dividend                                                                (32,629)                     -
      Repurchase of redeemable warrants                                                    (2,671)                     -
      Proceeds from issuance of long-term debt                                            300,034                 99,908
      Deferred long-term debt issuance costs                                               (9,265)                (3,554)
      Principal payments on short-term debt                                               (17,500)                     -
      Principal payments on long-term debt                                                 (1,429)                  (879)
      Principal payments on capital lease obligations                                      (5,643)               (21,491)
                                                                                    -------------------    -----------------
         Net cash provided by financing activities                                        376,511                171,243
                                                                                    -------------------    -----------------
         Net increase in cash and cash equivalents                                        283,001                 22,286
Cash and cash equivalents, beginning of period                                            231,163                359,934
                                                                                    ===================    =================
Cash and cash equivalents, end of period                                            $     514,164                382,220
                                                                                    ===================    =================
                                                                                                                (Continued)


                   ICG COMMUNICATIONS, INC. AND SUBISIDIARIES

                Consolidated Statements of Cash Flows, Continued



                                                                                           Six months ended June 30,
                                                                                    ----------------------------------------
                                                                                           1996                  1997
                                                                                    -------------------    -----------------
                                                                                                (in thousands)

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                        $      14,888                  3,579
                                                                                    ===================    =================

Supplemental schedule of non-cash financing and investing activities:
      Common shares issued in connection with business combinations and
         repayment of debt or conversion of liabilities to equity                   $      19,023                      -
                                                                                    ===================    =================

                    See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 December 31, 1996 and June 30, 1997 (unaudited)


(1)  Nature of Business and Reference to Other Reports

               ICG Communications, Inc. ("ICG"), a Delaware corporation, was incorporated on April 11, 1996, for the purpose of becoming the new publicly-traded U.S. parent company of ICG Holdings (Canada), Inc. ("Holdings-Canada"), a Canadian federal corporation (formerly known as IntelCom Group Inc.), ICG Holdings, Inc. ("Holdings"), a Colorado corporation (formerly known as IntelCom Group (U.S.A), Inc.), and its subsidiaries (collectively, the "Company"). The Company's principal business activity is telecommunications services, including Telecom Services, Network Services and Satellite Services. Telecom Services consists of the Company's competitive local exchange carrier operations which provide services to long distance carriers and resellers, as well as business end users. Network Services supplies information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end users, including Fortune 1000 firms and other large businesses and telecommunications companies. Satellite Services provides satellite voice and data services to major cruise ship lines, the commercial shipping industry, yachts, the U.S. Navy and offshore oil platforms. Although the Company does not have a formal plan, it is considering the disposition of its Satellite Services operations to better focus on its core Telecom Services unit.

         (a)   Reference to Annual and Transition Reports

               These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended September 30, 1996 and the Transition Report on Form 10-K for the three months ended December 31, 1996, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         (b)   Reclassifications

               Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)  Long-term Debt and Redeemable Preferred Stock of Subsidiary

               Long-term debt at December 31, 1996 and June 30, 1997 is summarized as follows (in thousands):


                                                                            December 31, 1996        June 30, 1997
                                                                           ---------------------    -----------------

             11 5/8% Senior discount notes, net of discount (a)            $              -                103,437
             12 1/2% Senior discount notes, net of discount                         325,530               345,875
             13 1/2% Senior discount notes, net of discount                         355,955               380,615
             Convertible subordinated notes                                              65                    65
             Note payable with interest at the 90-day commercial
               paper rate plus 4 3/4% (10 3/10% at June 30, 1997), due 2001,
               secured by certain telecommunications equipment                        5,815                 5,300
             Note payable with interest at 11%, due monthly
               through fiscal 1999, secured by equipment                              2,625                 2,288
             Mortgage payable with interest at 8 1/2%, due
               monthly through 2009, secured by building                              1,177                 1,154
             Other                                                                        8                     4
                                                                           ---------------------    -----------------
                                                                                    691,175               838,738
                Less current portion                                                   (817)               (1,744)
                                                                           ---------------------    -----------------
                                                                           $        690,358               836,994
                                                                           =====================    =================

             Redeemable preferred stock of subsidiary at December 31, 1996 and June 30, 1997 is summarized as follows (in thousands):

                                                                                December 31, 1996         June 30, 1997
                                                                              ---------------------    ------------------
                     14% Exchangeable preferred stock mandatorily
                         redeemable 2008 (a)                              $                  -               100,317
                     14 1/4% Exchangeable preferred stock mandatorily
                         redeemable 2007                                               159,120               171,335
                                                                              --------------------     ------------------
                                                                              $        159,120               271,652
                                                                              =====================    ==================

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

               The 11 5/8% Notes are unsecured senior obligations of Holdings (guaranteed by ICG) that mature on March 15, 2007, at a maturity value of $176.0 million. Interest will accrue at 11 5/8% per annum beginning March 15, 2002, and is payable each March 15 and September 15, commencing September 15, 2002. The 11 5/8% Notes were originally recorded at approximately $99.9 million. The discount on the 11 5/8% Notes and the debt issuance costs are being accreted over ten years until maturity at March 15, 2007.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(2) Long-term Debt and Redeemable Preferred Stock of Subsidiary (continued)

               The accretion of the discount and debt issuance costs is included in interest expense in the accompanying consolidated financial statements. The indenture to the 11 5/8% Notes contains certain covenants which provide for limitations on indebtedness, dividends, asset sales and certain other transactions, and effectively prohibits the payment of interest and dividends.

               The 14% Preferred Stock consists of 100,000 shares of Holdings Preferred Stock that bear a cumulative dividend at the rate of 14% per annum. The dividend is payable quarterly in arrears each March 15, June 15, September 15, and December 15, commencing June 15, 1997. Through March 15, 2002, the dividend is payable at the option of Holdings in cash or additional shares of Holdings Preferred Stock. Holdings may exchange the 14% Preferred Stock into 14% Senior Subordinated Exchange Debentures at any time after the exchange is permitted by certain indenture restrictions. The 14% Preferred Stock is subject to mandatory redemption on March 15, 2008.

(3)  Stockholders' Deficit

         (a)    Common Stock

               Common stock outstanding at June 30, 1997 represents the issued and outstanding Common Stock of ICG and Class A common shares of Holdings-Canada (not owned by ICG) which are exchangeable at any time, on a one-for-one basis, for ICG Common Stock. The following table sets forth the number of shares outstanding for ICG and Holdings-Canada on a separate company basis as of June 30, 1997:


                                                                                                           Shares
                                                                                  Shares owned by         not owned
                                                                                        ICG                by ICG
                                                                                  -----------------    ----------------
                ICG Common Stock, $.01 par value, 100,000,000
                    shares authorized; 31,087,825 and 32,046,134 shares
                    issued and outstanding at December 31, 1996 and June 30,
                    1997, respectively                                                         -          32,046,134
                Holdings-Canada Class A common shares, no par value,
                    100,000,000 shares authorized;  31,795,270 and 31,822,756 shares issued and  outstanding  at December 31, 1996 and June 30, 1997, respectively:
                     Class A common shares, exchangeable on a one-for-one
                         basis for ICG Common Stock at any time                                -              13,986
                         Class A common shares owned by ICG                           31,808,770                   -
                                                                                                       ----------------
                     Total shares outstanding                                                             32,060,120
                                                                                                       ================

         (b)    Stock Options

               In order to continue to provide non-cash incentives and retain key employees, all employee stock options outstanding on April 16, 1997 with exercise prices at or in excess of $15.875 were repriced by the Stock Option Committee of the Company's Board of Directors to $10.375, the closing price of the Company's Common Stock on the Nasdaq National Market on April 16, 1997. Approximately 568,000 options, with original exercise prices ranging from $15.875 to $26.25, have been repriced. There was no effect on the Company's consolidated financial statements as a result of the repricing of options.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)  Stockholders' Deficit (continued)

          (c)    Loss Per Share

               Loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding. Weighted average number of shares outstanding represents Holdings-Canada common shares outstanding for the three months and six months ended June 30, 1996, and ICG Common Stock and Holdings-Canada Class A common shares (not owned by ICG) outstanding for the three months and six months ended June 30, 1997. Common stock equivalents, which include options, warrants and convertible subordinated notes, are not included in the loss per share calculation as their effect is anti-dilutive.

(4)  Commitments and Contingencies

         (a)    Network Construction

               In November 1995, the Company signed an agreement with City Public Service of San Antonio ("CPS") to license excess fiber optic facilities on a new 300-mile fiber network being built by the municipally-owned electric and gas utility to provide for its communications needs in the greater metropolitan area. Pursuant to this agreement, the Company provided a $12.0 million irrevocable letter of credit to secure payment of the Company's portion of the construction costs. The letter of credit is secured by cash collateral of $12.7 million as of June 30, 1997. In July 1997, the Company and CPS reached a verbal agreement to cancel all terms of the November 1995 contract. Final documents to effect the cancellation are pending.

               The legal ability of CPS, as a municipally-owned utility, to enter into the original contract with the Company was challenged by SBC Communications, Inc. ("SBC") before the San Antonio City Council as being in violation of a May 1995 Texas state law. In response, the Company filed a petition with the FCC and requested a declaratory ruling that the federal Telecommunications Act of 1996 (the "Telecommunications Act") preempted the Texas state law to the extent that the Telecommunications Act precluded implementation of the agreement between CPS and the Company, and also filed a declaratory ruling request with a Texas state court. All of these actions have been or will be withdrawn as a result of the verbal agreement to cancel the November 1995 contract. The Company also filed a civil suit against SBC in federal district court that was previously dismissed.

               In February 1996, the Company entered into a 20-year agreement with WorldCom, Inc. ("WorldCom"), for the right to use fiber along a 330-mile fiber optic network in Ohio. Network construction was completed by the Company and WorldCom as of June 30, 1997. The Company's total cost of construction was $8.8 million.

               In March 1996, the Company and Southern California Edison Company
               (ASCE) jointly entered into a 25-year agreement under which the Company will license 1,258 miles of fiber optic cable in Southern California, and can install up to 500 additional miles of fiber optic cable. This network, which will be maintained and operated primarily by the Company, stretches from Los Angeles to southern Orange County. Under the terms of this agreement, SCE is entitled to receive an annual fee for ten years, certain fixed quarterly payments, a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under the agreement totaled approximately $145.4 million at June 30, 1997. The agreement has been accounted for as a capital lease in the accompanying consolidated balance sheets at June 30, 1997.
                                       12

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(4)  Commitments and Contingencies (continued)

               In March 1996, the Company entered into a long-term agreement with a subsidiary of The Southern Company ("Southern") and Alabama Power Company ("Alabama Power") for the right to use 22 miles of existing fiber and 122 miles of additional Alabama Power rights of way and facilities to reach the three major business centers in Birmingham. Southern will, in conjunction with the Company, construct the network and provide maintenance services with respect to the fiber installed. Southern also will provide consulting services to the Company relating to the build-out of the network and potential enhancements to the Company's products and services. Under the agreement, the Company is required to pay Southern a quarterly fee based on specified percentages of the Company's revenue for services provided through this network. The Company's estimated costs to complete the network are approximately $1.5 million. Network construction is expected to be completed in the third quarter of 1997.

               In May 1997, the Company entered into a second long-term agreement with Southern that will permit the Company to construct a 100-mile fiber optic network in the Atlanta metropolitan area. The Company paid $5.5 million upon execution of the agreement and is responsible for reimbursement to Southern for costs of network design, construction, installation, maintenance and repair. Additionally, the Company is also required to pay Southern a quarterly fee based on specified percentages of the Company's revenue derived from services provided over this network. Network construction on the initial build is expected to begin in the third quarter of 1997 and to be completed in the first half of 1998. The Company estimates costs to complete the initial phase of this network to be approximately $9.0 million.

               In July 1996, the Company entered into a 20-year agreement with subsidiaries of American Electric Power ("AEP") to jointly build a 45-mile network addition in metropolitan Columbus and a 138-mile long-haul link to Canton, Ohio. Network construction was completed in June 1997.

               In January 1997, the Company announced a strategic alliance with Central and Southwest Corporation ("CSW"), named CSW/ICG ChoiceCom, L.P. ("ChoiceCom"), which is expected to develop and market telecommunications services in certain cities in Texas. CSW holds 100% of the partnership interest in ChoiceCom and the Company expects to receive an option to purchase a 50% interest at any time prior to July 1, 2003. Subsequent to July 1, 1999, if the Company has not exercised its option, CSW will have the right to sell 51% or 100% of the partnership interest in ChoiceCom to the Company. Additionally, the Company has committed to loan $15.0 million to ChoiceCom over the near term.

               In June 1997, the Company entered into an indefeasible right of use ("IRU") agreement with Qwest Communications Corporation ("Qwest") for approximately 1,800 miles of fiber optic network and additional broadband capacity in California, Colorado, Ohio and the Southeast. Network construction is ongoing and is expected to be complete by December 1998. The Company is responsible for payment on the construction as segments of the network are completed, with total costs anticipated to be approximately $45.0 million. Additionally, the Company has committed to purchase $6.0 million in network capacity from Qwest prior to the end of 1998.

         (b)    Company Headquarters

               The Company has acquired property for its new headquarters and has commenced construction of an office building that the Company expects will accommodate most of the Company's Colorado operations. The total cost of the project is expected to be approximately $44.0 million, of which $19.6 million has been incurred as of June 30, 1997 and is included in construction in progress. The Company has signed a letter of intent to sell the completed building to a third party and lease back the office space under a long-term operating lease. A final agreement is expected to be reached in the near future. The

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(4)  Commitments and Contingencies (continued)

               Company anticipates that the building will be completed near the end of 1997.

          (c) Purchase and Other Commitments

               The Company is obligated to purchase, at fair market value, all of the shares of Maritime Telecommunications Network, Inc. ("MTN"), a 64% owned subsidiary of the Company, that are owned by the minority shareholders, upon demand of the minority shareholders, if a transaction has not been effected which converts the minority shares into publicly traded securities or cash by January 3, 1998.

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

               Additionally, the Company has entered into certain commitments to purchase capital assets with an aggregate purchase price of approximately $31.8 million at June 30, 1997.

         (d)   Litigation

               On April 4, 1997, certain shareholders of the Company's majority owned subsidiary, Zycom Corporation ("Zycom"), an Alberta, Canada corporation, filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas (Cause No. 97-17777) against the Company, Zycom and certain of their subsidiaries. This complaint alleges that the Company and certain of its subsidiaries breached certain duties owed to the plaintiffs. The Company is vigorously defending the claims. Management believes these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

               The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management and legal counsel, the ultimate resolution of these matters will not have a significant effect on the Company's financial condition, results of operations or cash flows.

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

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(5)  Summarized Financial Information of ICG Holdings, Inc. (continued)

         The separate complete financial statements of Holdings have not been included herein because such disclosure is not considered to be material to the holders of the Senior Notes. However, summarized combined financial information for Holdings and subsidiaries and affiliates as of December 31, 1996 and June 30, 1997, and for the three months and six months ended June 30, 1996 and 1997 is as follows (in thousands):

                                           Condensed Balance Sheet Information

                                                           December 31, 1996           June 30, 1997
                                                        ------------------------    ---------------------

            Current assets                              $        449,059                   455,353
            Property and equipment, net                          403,932                    515,398
            Other non-current assets, net                         88,183                     87,115
            Current liabilities                                   87,423                     91,278
            Long-term debt, less current portion                 690,293                    836,929
            Due to parent                                         11,485                     14,461
            Other long-term liabilities                           73,113                     67,620
            Preferred stock                                      159,120                    271,652
            Stockholder's deficit                                (80,260)                   224,378

                          Condensed Statement of Operations Information


                                                      Three months ended June 30,           Six months ended June 30,
                                                   -----------------------------------   ---------------------------------
                                                         1996               1997              1996              1997
                                                   -----------------    --------------   ---------------   ---------------

            Total revenue                                 44,646              64,766         80,590           127,816
            Total operating costs and expenses            62,900             111,553        114,313           215,234
            Operating loss                               (18,254)            (46,787)       (33,723)          (87,418)
            Net loss                                     (64,207)            (77,490)       (89,298)         (144,119)



                                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)  Condensed Financial Information of ICG Holdings (Canada), Inc.

         Condensed financial information for Holdings-Canada only as of December 31, 1996 and June 30, 1997, and for the three months and six months ended June 30, 1996 and 1997 is as follows (in thousands):

                                           Condensed Balance Sheet Information

                                                           December 31, 1996           June 30, 1997
                                                        ------------------------    ---------------------

            Current Assets                              $            165                        162
            Advances to subsidiaries                              11,485                     14,461
            Other non-current assets, net                          2,793                      2,699
            Current liabilities                                      199                      1,518
            Long-term debt, less current portion                      65                         65
            Due to parent                                          1,566                      3,228
            Share of losses of subsidiary                         80,260                    224,378
            Shareholders' deficit                                (67,647)                  (211,866)

                               Condensed Statement of Operations Information

                                                    Three months ended June 30,      Six months ended June 30,
                                                 ----------------------------------   -----------------------------------------
                                                       1996              1997                1996                   1997
                                                 ---------------  -----------------   ------------------    -------------------

            Total revenue                        $         -               -                   -                     -
            Total operating costs and expenses          2,009             47               2,362                   100
            Operating loss                             (2,009)           (47)             (2,362)                 (100)
            Losses from subsidiaries                  (64,207)       (77,490)            (89,298)             (144,119)
            Net loss attributable to common
               shareholders                           (66,216)       (77,537)            (91,660)             (144,219)

(7)  Condensed  Financial  Information  of  ICG  Communications,   Inc.  (Parent
     company)

         The sole asset of ICG is its investment in Holdings-Canada. Certain corporate expenses of the parent company are included in ICG's statement of operations and were approximately $0.1 million for the three months and six months ended June 30, 1997. ICG has no operations other than those of Holdings-Canada and its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, dependence on increased traffic on the Company's facilities, the successful implementation of the Company's strategy of offering an integrated telecommunications package of local, long distance, data and value added services, continued development of the Company's network infrastructure and actions of competitors and regulatory authorities that could cause actual results to differ materially from the forward-looking statements. The terms "fiscal" and "fiscal year" refer to ICG's fiscal year ending September 30. The Company changed its fiscal year end to December 31 from September 30, effective January 1, 1997. All dollar amounts are in U.S. dollars.

Company Overview

         The Company provides Telecom Services, Network Services and Satellite Services. Telecom Services consist primarily of the Company's competitive local exchange carrier ("CLEC") operations. CLECs seek to provide an alternative to the incumbent local exchange carriers ("ILECs") for a full range of telecommunications services. The Company is one of the largest providers of competitive local telephone services in the United States, based on estimates of the industry's 1996 revenue. As a CLEC, the Company operates networks in four regional clusters covering major metropolitan statistical areas in California, Colorado, the Ohio Valley and the Southeast. Network Services consist of information technology services and selected networking products, focusing on network design, installation, maintenance and support. Satellite Services consist of maritime and international satellite transmission services and provide private data networks utilizing VSATs. Although the Company does not have a formal plan, it is considering the disposition of its Satellite Services operations to better focus its efforts on its core Telecom Services unit. As a leading participant in the rapidly growing competitive local telecommunications industry, the Company has experienced significant growth, with total revenue increasing from $59.1 million for fiscal 1994 to $237.9 million for the 12-month period ended June 30, 1997. The Company's rapid growth is the result of the initial installation, acquisition and subsequent expansion of its fiber optic networks and the expansion of its communication service offerings.

         Prior to fiscal 1996, the majority of the Company's revenue had been derived from Network Services. However, the Company's Network Services revenue (as well as Satellite Service revenue) will continue to represent a diminishing percentage of the Company's consolidated revenue as the Company continues to emphasize its core Telecom Services. In March 1996, the Company completed the sale of four of its teleports which were used in the Company's Satellite Services operations.

         The Telecommunications Act and several pro-competitive state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Due to these regulatory changes, the Company is now permitted to offer all interstate and intrastate telephone services, including competitive local dial tone. The Company is marketing and selling competitive local dial tone services in major metropolitan areas in the following regions: California, which began service in late January 1997, followed by Ohio in February 1997, Colorado in March 1997 and the Southeast in May 1997. During the six months ended June 30, 1997, the Company sold approximately 60,300 local access lines, of which approximately 20,100 were in service at that date. The Company has 17 high capacity digital voice switches and 15 data communications switches in operation to support its services, and plans to install additional switches as demand warrants. As a complement to its local exchange services, the Company has begun marketing bundled offerings which include long distance, data and enhanced telecommunications services. To facilitate the expansion of these services, the Company has entered into agreements with Lucent Technologies, Inc., Northern Telecom, Inc. and Cascade Communications, Inc. to purchase a full range of switching systems, fiber optic cable, network electronics, software and services.

         The Company will continue to expand its network through construction, leased facilities, strategic joint ventures and potentially through acquisitions. The Company recently announced an agreement with a subsidiary of Southern that will permit the Company to construct a 100-mile fiber optic network in the Atlanta metropolitan area. In addition, the Company is expanding its geographic focus to include Texas (and may also expand to Arkansas, Louisiana and Oklahoma) through its strategic alliance with CSW that will develop and market telecommunications services, including local service, in these markets. In June 1997, the Company entered into an IRU agreement with Qwest for approximately 1,800 miles of fiber optic network and additional broadband capacity in California, Colorado, Ohio and the Southeast. The new capacity will connect major networks in California and will be used for the transmission of local, long distance and data communications services in the Company's markets.

         Telecom Services revenue has increased from $14.9 million for fiscal 1994 to $146.5 million for the 12-month period ended June 30, 1997. The Company has experienced declining prices and increasing price competition for access and high capacity services which, to date, have been more than offset by increasing network usage. The Company expects to continue to experience declining prices and increasing price competition for the foreseeable future.

         In conjunction with the increase in its service offerings, the Company will need to spend significant amounts on sales, marketing, customer service, engineering and corporate personnel prior to the generation of appreciable revenue. This will have an adverse effect on operating margins until such time as sufficient volumes of customers' telecommunications traffic are attained. As the Company's customer base grows, the Company anticipates that operating margins will improve as incremental revenue will exceed incremental operating expenses. The preceding forward-looking statement is dependent upon the successful implementation of the Company's local dial tone, data and long distance services strategy, continued development of the Company's network infrastructure, increased traffic on the Company's facilities, any or all of which may not occur, and upon actions of competitors and regulatory authorities.

         Currently, the Company is experiencing negative operating margins from its switched services while its networks are in the development and construction phases and while the Company relies on ILEC networks to carry a significant portion of its customers' switched traffic. The Company expects overall operating margins from switched services to improve as local exchange services become a relatively larger portion of its business mix. In addition, the Company believes that the unbundling of ILEC services and the implementation of local telephone number portability, which are mandated by the Telecommunications Act, will reduce the Company's costs of providing switched services and facilitate the marketing of local and other services.

         The Company believes that the provisions of the Telecommunications Act, including the opening of the local telephone services market to competition, will facilitate the Company's plan to provide a full array of local, long distance and data communications services. In order to fully implement its strategy, the Company must make significant capital expenditures to provide additional switching capacity, network infrastructure and electronic components. The Company must also make significant investments and expenditures to develop, train and manage its marketing and sales personnel. The Company has limited experience providing such services and there can be no assurance that the Company will be successful.

         The continued development, construction and expansion of the Company's business requires significant capital, a large portion of which is expended before related revenue is generated. The Company has experienced, and expects to continue to experience, negative cash flow and significant losses while it expands its operations to provide a wide range of telecommunications services and establishes a sufficient revenue-generating customer base. There can be no assurance that the Company will be able to establish or retain such a customer base.

Results of Operations

         The following table provides a breakdown of revenue and operating costs for Telecom Services, Network Services and Satellite Services, and certain other financial data for the Company for the periods indicated. The table also shows certain revenue, expenses, operating loss and EBITDA as a percentage of the Company's total revenue.


                                           Three months ended June 30,                      Six months ended June 30,
                               ---------------------------------------------------- ----------------------------------------------
                                         1996                       1997                   1996                  1997
                               -------------------------- ------------------------- --------------------- -----------------------
                                     $             %            $            %           $          %         $          %
                               --------------  ---------- --------------- --------- ------------- ------- ----------- -----------
                                                                           (unaudited)
Statement of Operations Data:                                            (in thousands)
Revenue:
    Telecom services              24,371          55          41,243         64       42,006        52       79,523        62
    Network services              14,679          33          15,640         24       28,652        36       33,627        26
    Satellite services             5,596          12           7,883         12        9,932        12       14,666        12
                               -------------- ----------- --------------- --------- ------------- -------- ------------- --------
     Total revenue                44,646         100          64,766        100       80,590       100      127,816        100
 Operating costs:
    Telecom services              22,323                      42,444                  37,517                 83,894
    Network services              10,569                      12,883                  21,627                 27,418
    Satellite services             2,415                       4,366                   4,334                  7,953
                               -------------- ----------- --------------- --------- -------------- ------- ------------- --------
        Total operating costs     35,307          79          59,693         92       63,478        79      119,265        93
 Selling, general and
     administrative               20,546          46          38,864         60       36,700        46       72,243        57
 Depreciation and amortization     9,055          20          13,075         20       16,497        20       23,957        19
                               -------------- ----------- --------------- -------- -------------- -------- ------------- --------
    Operating loss               (20,262)        (45)        (46,866)       (72)     (36,085)      (45)     (87,649)      (69)

 Other Data:
 EBITDA (1)                      (11,207)        (25)        (33,791)       (52)     (19,588)      (24)     (63,692)      (50)
 Net cash used by operating
     activities                  (15,411)                    (22,236)                (32,433)               (38,005)
 Net cash used by investing
     activities                  (10,377)                    (52,387)                (61,077)              (110,952)
 Net cash (used) provided by
     financing activities       (400,467)                     (1,445)                376,511                171,243
 Capital expenditures (2)         29,882                      70,984                 106,315                132,529

                                       June 30,         September 30,     December 31,       March 31,          June 30,
                                         1996             1996               1996             1997               1997
                                     -------------    --------------     -------------    --------------     --------------
                                                                          (unaudited)
Statistical Data (3):
Full time employees                        1,173          1,323                1,424            1,606            1,854
Telecom services:
     Access lines in service                   -              -                    -            5,371           20,108
     Buildings connected:
       On-net                                384            478                  522              545              560
       Hybrid (4)                          1,493          1,589                1,547            1,550            1,704
                                     -------------    --------------     -------------    --------------     --------------
          Total buildings connected        1,877          2,067                2,069            2,095            2,264
     Customer circuits in service
          (VGEs)                         551,881        630,697              748,528          816,238          917,656
     Operational switches:
       Voice                                  13             14                   14               16               17
       Data                                    -              -                    1               10               15
                                     -------------    --------------     -------------    --------------     --------------
          Total operational
               switches                       13             14                   15               26               32
     Switched minutes of use
         (millions)                          475            563                  607              682              742
     Fiber route miles (5):
       Operational                           886          2,143                2,385            2,483            2,898
       Under construction                      -              -                    -                -            1,117
     Fiber strand miles (6):
       Operational                        45,098         70,067               75,490           83,334          101,788
       Under construction                      -              -                    -                -           19,159
     Wireless miles (7)                      483            491                  506              511              511
Satellite services:
     VSATs                                   659            835                  860              875              895
     C-Band installations (8)                 48             48                   54               57               57
     L-Band installations (9)                 53            109                  204              355              671

----------

     (1) EBITDA consists of operating loss plus depreciation and amortization. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. Net cash flows from operating, investing and financing activities as determined using GAAP are also presented in Other Data. See the Company's Consolidated Financial Statements contained elsewhere in this report.

     (2)  Capital expenditures include assets acquired under capital leases.

     (3) Amounts presented are for three-month periods ended, or as of the end of the period presented.

     (4) Hybrid buildings are buildings connected to the Company's network via another carrier's facilities.

     (5) Fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of June 30, 1997, the Company had 2,898 fiber route miles, of which 406 fiber route miles were leased under operating leases. Fiber route miles under construction represents fiber under construction which is expected to be operational within six months.

     (6) Fiber strand miles refers to the number of fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of June 30, 1997, the Company had 101,788 fiber strand miles, of which 15,165 fiber strand miles were leased under operating leases. Fiber strand miles under construction represents fiber under construction which is expected to be operational within six months.

     (7) Wireless miles represents the total distance of the digital microwave paths between Company transmitters which are used in the Company's networks.

     (8) C-Band installations service cruise ships, U.S. Navy vessels and offshore oil platform installations.

     (9) L-Band installations service smaller maritime installations, and both mobile and fixed land-based units.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Revenue.  Revenue for the three  months  ended June 30, 1997  increased
$20.1 million, or 45%, from the three months ended June 30, 1996. Telecom Services revenue increased 69% to $41.2 million due to an increase in network usage for both switched and special access services, offset in part by a decline in average unit pricing. Switched services revenue increased from $10.4 million (43% of Telecom Services revenue) for the three months ended June 30, 1996 to $20.9 million (51% of Telecom Services revenue) for the three months ended June 30, 1997. Switched access (terminating long distance) represented approximately 95% of the Company's switched services revenue component for the three months ended June 30, 1997. Special access revenue increased from $9.7 million (40% of Telecom Services revenue) for the three months ended June 30, 1996 to $13.5 million (32% of Telecom Services revenue) for the three months ended June 30, 1997. Also included in Telecom Services revenue for the three months ended June 30, 1997 is $6.8 million generated by Zycom, compared to $4.3 million for the same period in 1996. Substantially all of the increase in Zycom revenue for the three months ended June 30, 1997 as compared to the same period in 1996 relates to changes in the classification of certain operating costs as a result of the Company entering into long-term contracts with its major customers. These costs were netted against revenue during the 1996 period due to the uncertainty of renewal of short-term customer contracts. At June 30, 1997, the Company had 20,108 access lines in service compared to zero at June 30, 1996. Special access network usage reflected in voice grade equivalents ("VGEs") increased 66% from 552,000 VGEs at June 30, 1996, to 918,000 VGEs at June 30, 1997. At June 30,
1997 the Company had 2,264 buildings connected to its networks compared to 1,877 buildings connected at June 30, 1996. Additionally, switched minutes of use increased 56% from 475 million minutes during the three months ended June 30, 1996 to 742 million minutes during the three months ended June 30, 1997. Revenue from long distance and data services did not generate a material portion of total revenue during either period. Network Services revenue increased 7% to $15.6 million for the three months ended June 30, 1997 as compared to $14.7 million for the three months ended June 30, 1996 due to additional projects from new and existing customers. Satellite Services revenue increased 41% to $7.9 million for the three months ended June 30, 1997. This increase is primarily due to the operations of Maritime Cellular Tele-Network, Inc. ("MCN"), a wholly owned subsidiary of the Company acquired in March 1996, which comprised $1.6 million of total Satellite Services revenue for the three months ended June 30, 1997 compared to $0.7 million during the same period in 1996. The remaining increase can be attributed to the general growth of Maritime Telecommunications Network, Inc. ("MTN") and its increased sales of C-Band equipment to offshore oil and gas customers.

         Operating costs. Total operating costs for the three months ended June 30, 1997 increased $24.4 million, or 69% from the three months ended June 30, 1996. Telecom Services operating costs consist of payments to ILECs for the use of network facilities to support hybrid and switched access services, network operating costs, right of way fees and other costs. Telecom Services operating costs increased from $22.3 million, or 92% of Telecom Services revenue, for the three months ended June 30, 1996, to $42.4 million, or 103% of Telecom Services revenue, for the three months ended June 30, 1997. Telecom Services operating costs consist of payments to ILECs for the use of network facilities to support hybrid and switched access services, network operating costs, right of way fees and other costs. The increase in operating costs in absolute dollars is attributable to the increase in switched access services and the addition of engineering and operations personnel dedicated to the development of local exchange services. The increase in operating costs as a percentage of total revenue is due primarily to the increase in switched access services revenue, which generates negative margins as a result of the higher costs associated with utilizing ILEC network facilities, and the investment in the development of local exchange services without the benefit of corresponding revenue in the same period. The Company expects that its Telecom Services ratio of operating costs to revenue will begin to improve as the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than the ILEC facilities, and obtains the right to use unbundled ILEC facilities on satisfactory terms, any or all of which may not occur. Network Services operating costs increased 22% to $12.9 million and increased as a percentage of Network Services revenue from 72% for the three months ended June 30, 1996 to 82% for the three months ended June 30, 1997. The increase is due to a substantially lower margin earned on equipment sales (which constituted a larger portion of 1997 revenue) relative to other services and certain indirect project costs included in operating costs during the three months ended June 30, 1997 which were treated as selling, general and administrative expenses during the comparable period in 1996. Network Services operating costs include the cost of equipment sold, direct hourly labor and other indirect project costs. Satellite Services operating costs increased to $4.4 million for the three months ended June 30, 1997, from $2.4 million for the three months ended June 30, 1996. Satellite Services operating costs as a percentage of revenue also increased from 43% for the three months ended June 30, 1996 to 55% for the three months ended June 30, 1997. This increase is due to an increase in MCN's sales in the current three-month period as well as the increased volume of equipment sales, both of which provide lower margins than other maritime services. Satellite Services operating costs consist primarily of transponder lease costs and the cost of equipment sold.

         Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1997 increased $18.3 million, or 89%, compared to the three months ended June 30, 1996. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of the Company's CLEC operations. SG&A expenses as a percentage of total revenue increased from 46% for the three months ended June 30, 1996 to 60% for the three months ended June 30, 1997. There is typically a period of higher administrative and marketing expense prior to the generation of appreciable revenue from newly developed networks or services. The Company expects SG&A expenses for Telecom Services to increase over the near term as a result of hiring new staff to facilitate the marketing and development of local dial tone, long distance and data transmission services.

         Depreciation and amortization. Depreciation and amortization increased $4.0 million, or 44%, for the three months ended June 30, 1997, compared to the three months ended June 30, 1996, due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services. The Company reports high levels of depreciation expense relative to revenue during the early years of operation of a new network because the full cost of a network is depreciated using the straight-line method despite the low rate of capacity utilization in the early stages of network operation.

         Interest expense. Interest expense decreased $4.6 million, from $32.9 million for the three months ended June 30, 1996, to $28.3 million for the three months ended June 30, 1997, which included $26.6 million of non-cash interest. This decrease is primarily attributable to a charge of approximately $11.5 million recorded during the three months ended June 30, 1996 for payments made to noteholders for consent to amend the indenture governing the 13 1/2% Notes, necessary to permit the offering of the 12 1/2% Notes and the 14 1/4% Preferred Stock in April 1996. Partially offsetting this decrease is an increase in interest expense related to the issuance of the 11 5/8% Notes in March 1997.

         Interest income. Interest income increased $0.8 million, from $6.0 million for the three months ended June 30, 1996, to $6.8 million for the three months ended June 30, 1997. The increase is attributable to the increase in cash from the proceeds of the issuance of the 11 5/8% Notes and 14% Preferred Stock in March 1997 and the 12 1/2% Notes and 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2007 (the "14 1/4% Preferred Stock") in April 1996. The Company expects interest income to decrease over time as cash and cash equivalents decline.

         Other, net. Other, net fluctuated from $0.5 million net expense in the three months ended June 30, 1996 to substantially zero for the three months ended June 30, 1997. Other expense recorded in the three-month periods ended June 30, 1996 and 1997 represents losses recognized on the disposal of assets.

         Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock. Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock decreased $7.4 million, from $16.6 million for the three months ended June 30, 1996 to $9.1 million for the three months ended June 30, 1997. The decrease is due primarily to a charge of $12.3 million recorded during the three months ended June 30, 1996 for the excess of the redemption price over the carrying amount of the 12% redeemable preferred stock of Holdings ("12% Redeemable Preferred Stock") redeemed in April 1996. Offsetting this decrease is an increase related to the issuance of the 14% Preferred Stock in March 1997. Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock recorded during the current three-month period consists of the accretion of issue costs ($0.3 million) and the accrual of the preferred stock dividends ($9.5 million) associated with the 14% Preferred Stock and the 14 1/4% Preferred Stock, offset by minority interest in losses of subsidiaries of $0.7 million.

         Share of losses in joint venture and investment. Effective October 1, 1996, the Company sold its 50% interest in the Phoenix network joint venture. As a result, no share of losses in joint venture was recorded during the six months ended June 30, 1997, as compared to the $0.4 million loss recorded during the comparable period in 1996.

         Net loss. Net loss increased $12.8 million, or 20%, due to the increases in operating costs, SG&A expenses, depreciation and amortization noted above.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Revenue. Revenue for the six months ended June 30, 1997 increased $47.2 million, or 59%, from the six months ended June 30, 1996. Telecom Services revenue increased 89% to $79.5 million due to an increase in network usage for both switched and special access services, offset in part by a decline in average unit pricing. Switched services revenue increased from $18.4 million (44% of Telecom Services revenue) for the six months ended June 30, 1996 to $39.5 million (50% of Telecom Services revenue) for the six months ended June 30, 1997. Switched access (terminating long distance) revenue represented approximately 97% of the Company's switched services revenue component for the six months ended June 30, 1997. Special access revenue increased from $18.2 million (43% of Telecom Services revenue) for the six months ended June 30, 1996 to $25.6 million (32% of Telecom Services revenue) for the six months ended June 30, 1997. Also included in Telecom Services revenue for the six months ended June 30, 1997 is $14.4 million generated by Zycom, compared to $5.4 million for the same period in 1996. Substantially all of the increase in Zycom revenue for the six months ended June 30, 1997 as compared to the same period in 1996 relates to changes in the classification of certain operating costs as a result of the Company entering into long-term contracts with its major customers. These costs were netted against revenue during the 1996 period due to the uncertainty of renewal of short-term customer contracts. At June 30, 1997, the Company had 20,108 access lines in service compared to zero at June 30, 1996. Special access network usage reflected in voice grade equivalents ("VGEs") increased 66% from approximately 552,000 VGEs at June 30, 1996, to approximately 918,000 VGEs at June 30, 1997. At June 30, 1997, the Company had 2,264 buildings connected to
its  networks   compared  to  1,877  buildings   connected

at June 30, 1996. Additionally, switched minutes of use increased 70% from 837 million minutes during the six months ended June 30, 1996 to 1,424 million minutes during the six months ended June 30, 1997. Revenue from long distance and data services did not generate a material portion of total revenue during either period. Network Services revenue increased 17% to $33.6 million for the six months ended June 30, 1997 as compared to $28.7 million for the six months ended June 30, 1996. The increase is partly attributable to an equipment sale to a single customer for approximately $1.5 million in excess of a similar sale during the comparable period in 1996. The remaining increase in Network Services revenue is due to additional projects from new and existing customers. Satellite Services revenue increased 48% to $14.7 million for the six months ended June 30, 1997. This increase is primarily due to the operations of MCN, which comprised $2.8 million of total Satellite Services revenue for the six months ended June 30, 1997 compared to $0.7 million during the same period in 1996. The remaining increase can be attributed to the general growth of MTN and its increased sales of C-Band equipment to offshore oil and gas customers.

         Operating costs. Total operating costs for the six months ended June 30, 1997 increased $55.8 million, or 88% from the six months ended June 30, 1996. Telecom Services operating costs increased from $37.5 million, or 89% of Telecom Services revenue, for the six months ended June 30, 1996, to $83.9 million, or 106% of Telecom Services revenue, for the six months ended June 30, 1997. The increase in operating costs in absolute dollars is attributable to the increase in switched access services and the addition of engineering and operations personnel dedicated to the development of local exchange services. The increase in operating costs as a percentage of total revenue is due primarily to the increase in switched access services revenue, and the investment in the development of local exchange services without the benefit of substantial corresponding revenue in the same period. Network Services operating costs increased 27% to $27.4 million and increased as a percentage of revenue from 76% for the six months ended June 30, 1996 to 82% for the six months ended June 30, 1997. The increase is due to a substantially lower margin earned on equipment sales (which constituted a larger portion of 1997 revenue) relative to other services and certain indirect project costs included in operating costs during the six months ended June 30, 1997 which were treated as SG&A expenses during the comparable period in 1996. Satellite Services operating costs increased to $8.0 million for the six months ended June 30, 1997, from $4.3 million for the six months ended June 30, 1996. Satellite Services operating costs as a percentage of revenue also increased from 44% for the six months ended June 30, 1996 to 54% for the six months ended June 30, 1997. This increase is due to an increase in MCN's sales in the current six-month period as well as the increased volume of equipment sales, both of which provide lower margins than other maritime services.

         Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 1997 increased $35.5 million, or 97%, compared to the six months ended June 30, 1996. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of the Company's CLEC operations. SG&A expenses as a percentage of total revenue increased from 46% for the six months ended June 30, 1996 to 57% for the six months ended June 30, 1997.

         Depreciation and amortization. Depreciation and amortization increased $7.5 million, or 45%, for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services.

         Interest expense. Interest expense increased $6.3 million, from $47.2 million for the six months ended June 30, 1996, to $53.5 million for the six months ended June 30, 1997, which included $49.9 million of non-cash interest. This increase was primarily attributable to an increase in long-term debt, primarily the 11 5/8% Notes and the 12 1/2% Senior Discount Notes due 2006 ("12 1/2% Notes") issued in March 1997 and April 1996, respectively. In addition, the Company's interest expense increased, and will continue to increase, because the principal amount of its indebtedness increases until Holdings' senior indebtedness begins to pay interest in cash.

         Interest income. Interest income increased $3.2 million, from $8.7 million for the six months ended June 30, 1996, to $11.9 million for the six months ended June 30, 1997. The increase is attributable to the increase in cash from the proceeds of the issuances of the 11 5/8% Notes and 14% Preferred Stock in March 1997 and the 12 1/2% Notes and 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2007 (the "14 1/4" Preferred Stock") in April 1996.

         Other, net. Other, net fluctuated from $2.0 million net expense in the six months ended June 30, 1996 to $0.3 million net expense in the six months ended June 30, 1997. Other expense recorded in the six-month periods ended June 30, 1996 and 1997 includes net losses recognized on the disposal of assets. In addition, for the six-month period ending June 30, 1997, the Company recorded $0.3 million in litigation settlement costs associated with its Zycom subsidiary.

         Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock. Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock decreased $3.6 million, from $18.5 million for the six months ended June 30, 1996 to $14.9 million for the six months ended June 30, 1997. The decrease is due primarily to a charge of $12.3 million recorded during the six months ended June 30, 1996 for the excess of the redemption price over the carrying amount of the 12% redeemable preferred stock of Holdings ("12% Redeemable Preferred Stock") redeemed in April 1996. Offsetting this decrease is an increase related to the issuance of the 14 1/4% Preferred Stock in April 1996 and the 14% Preferred Stock in March 1997. Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock recorded during the current six-month period consists of the accretion of issue costs ($0.5 million) and the accrual of the preferred stock dividends ($16.1 million) associated with the 14% Preferred Stock and the 14 1/4% Preferred Stock, offset by minority interest in losses of subsidiaries of $1.7 million.

         Share of losses in joint venture and investment. Effective October 1, 1996, the Company sold its 50% interest in the Phoenix network joint venture. As a result, no share of losses in joint venture was recorded during the six months ended June 30, 1997, as compared to the $1.0 million loss recorded during the comparable period in 1996.

         Net loss. Net loss increased $52.7 million, or 57%, due to the increases in operating costs, SG&A expenses, depreciation and amortization and interest expense noted above.

Liquidity and Capital Resources

         The Company's growth has been funded through a combination of equity, debt and lease financing. As of June 30, 1997, the Company had current assets of $455.5 million, including $394.2 million of cash, cash equivalents and short-term investments, which exceeded current liabilities of $92.8 million, providing working capital of $362.7 million. The Company invests excess funds in short-term, interest-bearing investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's investment objectives are safety, liquidity and yield, in that order.

Cash Used By Operating Activities

         The Company's operating activities used $32.4 million and $38.0 million for the six months ended June 30, 1996 and 1997, respectively. Cash used by operations is primarily due to net losses, which are partially offset by non-cash expenses, such as depreciation expense, deferred interest expense, preferred dividends on subsidiary preferred stock and changes in working capital items.

         The Company expects to continue to generate negative cash flow from operating activities while it emphasizes development, construction and expansion of its Telecom Services business. Consequently, it does not anticipate that cash provided by operations will be sufficient to fund operating activities, the future expansion of existing networks or the construction and acquisition of new networks in the near term.

Cash Used By Investing Activities

         Cash used by investing activities was $61.1 million and $111.0 million for the six months ended June 30, 1996 and 1997, respectively. Cash used by investing activities includes cash expended for the acquisition of property, equipment and other assets, of $56.8 million and $132.5 million for the six months ended June 30, 1996 and 1997, respectively. The Company will continue to use cash in investing activities in 1997 and subsequent periods for the construction of new networks and the expansion of existing networks. The Company acquired assets under capital leases of $49.5 million for the six months ended June 30, 1996, which consisted primarily of fiber optic networks included in the Company's agreement with SCE.

Cash Provided By Financing Activities

         Financing activities provided $376.5 million and $171.2 million in the six months ended June 30, 1996 and 1997, respectively. Cash provided by financing activities primarily includes cash received in connection with the offering of the 12 1/2% Notes and the 14 1/4% Preferred Stock in April 1996 and the 11 5/8% Notes and the 14% Preferred Stock in March 1997. Historically, the funds to finance the Company's business acquisitions, capital expenditures, working capital requirements and operating losses have been obtained through public and private offerings of Holdings-Canada common shares, the Senior Notes, the 14% Preferred Stock and the 14/14% Preferred Stock, units consisting of senior notes and warrants, redeemable preferred stock, convertible subordinated notes, convertible preferred shares of Holdings-Canada, capital lease financings and various working capital sources, including credit facilities.

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

         As of June 30, 1997, an aggregate of approximately $74.3 million of capitalized lease obligations and an aggregate accreted value of approximately $833.7 million were outstanding under the 11 5/8% Notes, 12 1/2% Notes and the 13 1/2% Notes. The 11 5/8% Notes require payments of interest to be made in cash commencing on March 15, 2002 and mature on March 15, 2007. The 12 1/2% Notes require payments of interest to be made in cash commencing on November 1, 2001 and mature on May 1, 2006. The 13 1/2% Notes require payments of interest to be made in cash commencing on March 15, 2001 and mature on September 15, 2005. In addition, the 14% Preferred Stock and 14 1/4% Preferred Stock require payment of dividends to be made in cash commencing June 15, 2002 and August 1, 2001, respectively.  As of June  30,  1997,  the  Company  had $8.8  million  of other indebtedness outstanding. The Company may also have additional payment obligations prior to such time, the amount of which cannot presently be determined. The Company's cash on hand and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand its Telecom Services business as currently planned and to fund its operating deficits through 1997 and into 1998. With respect to indebtedness currently outstanding, the Company has interest payment obligations of approximately $113.3 million in 2001, $158.0 million in 2002 and $168.1 million in 2003. With respect to preferred stock currently outstanding, the Company has cash dividend obligations of approximately $21.5 million in 2001, $57.0 million in 2002 and $70.9 million in 2003. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to March 2001. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness, including such capitalized leases, or obtain such additional funds, and if the Company is unable to effect such refinancings or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness or make payments of cash dividends on, or the mandatory redemption of, its preferred stock, would be adversely affected.

Capital Expenditures

         The Company expects to continue to generate negative cash flow from operating activities while it emphasizes development, construction and expansion of its business and until the Company establishes a sufficient revenue-generating customer base. The Company's capital expenditures (including assets acquired under capital leases) were $29.9 million and $71.0 million for the three months ended June 30, 1996 and 1997, respectively, and $106.3 million and $132.5 million for the six months ended June 30, 1996 and 1997, respectively. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services will require capital expenditures of approximately $120.0 million during the second half of 1997 and approximately $250.0 million during 1998. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company must purchase a substantial amount of equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

General

         The Company's operations have required and will continue to require significant capital expenditures for development, construction, expansion and acquisition of telecommunications assets. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flow. Additionally, the Company anticipates the continued funding of operating losses until such time when positive cash flows from operations are achieved.

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



                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

            See Note 4 (d) to the Company's Consolidated Financial Statements for the six months ended June 30, 1997 contained elsewhere in this Quarterly Report.

ITEM 2.  CHANGES IN SECURITIES

            None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Annual Meeting of Stockholders of ICG Communications, Inc. was held on June 17, 1997 (the "Meeting"). At the Meeting, two matters were considered and acted upon: (1) the election of two directors to serve until the 2000 Annual Meeting of Stockholders and until their successors have been duly elected and qualified; and (2) the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of ICG Communications, Inc. and its subsidiaries for the fiscal year ending December 31, 1997.

             Indicated below are the total votes cast in favor of each director nominee and the total votes withheld:

                                                            Votes
                                                      ---------------------------
                                                         For          Withheld
                                                      ---------  ---------------

                    Kathryn Proffitt Haycock        24,827,151          106,879
                    Harry R. Herbst                 24,829,551          104,479

             In connection with the vote on the ratification of the appointment of the independent auditors, 24,895,986 votes were cast in favor of the appointment, and 24,398 votes were cast in opposition thereto.

ITEM 5.  OTHER INFORMATION

            None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits.

                    (10.1) Consulting Agreement, dated as of May 12, 1997, between ICG Communications, Inc. and Jay E. Ricks.

                    (10.2) Employment Agreement, dated as of April 22, 1997, between ICG Communications, Inc. and Don Teague.

                    (27.1)  Financial Data Schedule.

         (B)      Reports on Form 8-K.

                  None.



                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549












































                                  EXHIBIT 10.1

             Consulting Agreement, dated as of May 12, 1997, between
                   ICG Communications, Inc. and Jay E. Ricks.



                                  EXHIBIT 10.2

           Employment Agreement, dated as of April 22, 1997, between
                    ICG Communications, Inc. and Don Teague.


                                  EXHIBIT 27.1

                            Financial Data Schedule.


                                     SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1997.



                                        ICG COMMUNICATIONS, INC.





Date:  August 13, 1997                  By:/s/ James D. Grenfell
                                           -------------------------------------
                                           James D. Grenfell, Executive Vice
                                           President and Chief Financial Officer






Date:  August 13, 1997                  By:/s/ Richard Bambach
                                           -------------------------------------
                                           Richard Bambach, Vice President and
                                           Corporate Controller







                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1997.


                                       ICG HOLDINGS (CANADA), INC.





Date:  August 13, 1997                  By:/s/ James D. Grenfell
                                           -------------------------------------
                                           James D. Grenfell, Executive Vice
                                           President and Chief Financial Officer






Date:  August 13, 1997                 By:/s/ Richard Bambach
                                          --------------------------------------
                                          Richard Bambach, Vice President and
                                          Corporate Controller








                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1997.



                                        ICG HOLDINGS, INC.





Date:  August 13, 1997                  By:/s/ James D. Grenfell
                                           -------------------------------------
                                           James D. Grenfell, Executive Vice
                                           President, Chief Financial Officer
                                           and Director






Date:  August 13, 1997                  By:/s/ Richard Bambach
                                           -------------------------------------
                                           Richard Bambach, Vice President and
                                           Corporate Controller








