Form 10-Q
period 1997-09-30
ICG COMMUNICATIONS INC
filed 1997-11-07
CIK 1013240

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                       (Commission File Number 1-11965)
                           ICG COMMUNICATIONS, INC.
                       (Commission File Number 1-11052)
                          ICG HOLDINGS (CANADA), INC.
                       (Commission File Number 33-96540)
                              ICG HOLDINGS, INC.
          (Exact names of Registrants as Specified in their Charters)


-----------------------------------------------------------------------------------------------
Delaware                                                84-1342022
Canada                                                  Not Applicable
Colorado                                                84-1158866
(State or other jurisdiction of incorporation)          (I.R.S. employer identification number)
-----------------------------------------------------------------------------------------------
9605 East Maroon Circle                                 Not applicable
Englewood, Colorado 80112

1710-1177 West Hastings Street                          c/o ICG Communications, Inc.
Vancouver, BC V6E 2L3                                   9605 East Maroon Circle
                                                        P.O. Box 6742
                                                        Englewood, Colorado 80155-6742

9605 East Maroon Circle                                 Not applicable
Englewood, Colorado 80112
(Address of principal executive offices)                (Address of U.S. agent for service)
-----------------------------------------------------------------------------------------------
Registrants' telephone numbers, including area codes: (800) 650-5960 or (303) 572-5960

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

The number of Registrants' outstanding common shares as of November 3, 1997 were 33,483,670, 31,822,756 and 1,918, respectively. ICG Holdings (Canada), Inc. owns all of the issued and outstanding shares of ICG Holdings, Inc.

                               TABLE OF CONTENTS

PART I.....................................................................................................     3
   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS...............................................................     3
           ---------------------------------
           Consolidated Balance Sheets as of December 31, 1996 and September 30, 1997 (unaudited)..........     3
           Consolidated Statements of Operations (unaudited) for the Nine Months Ended
             September 30, 1996 and 1997...................................................................     5
           Consolidated Statement of Stockholders' Deficit (unaudited) for the Three and Nine Months
            Ended September 30, 1997.......................................................................     6
           Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended
            September 30, 1996 and 1997....................................................................     7
           Notes to Consolidated Financial Statements (unaudited)..........................................     9

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
            AND RESULTS OF OPERATIONS......................................................................    17
            -------------------------

PART II....................................................................................................    28
   ITEM 1.  LEGAL PROCEEDINGS..............................................................................    28
   ITEM 2.  CHANGES IN SECURITIES..........................................................................    28
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................    28
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........................................    28
   ITEM 5.  OTHER INFORMATION..............................................................................    28
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................    28
            Exhibits.......................................................................................    28
            Reports on Form 8-K............................................................................    28

                   ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
             DECEMBER 31, 1996 AND SEPTEMBER 30, 1997 (UNAUDITED)




                                                           December 31,        September 30,
                                                               1996                1997
                                                           ------------        -------------
ASSETS                                                              (in thousands)
------
Current assets:
 Cash and cash equivalents                                   $359,934            267,357
 Short-term investments available for sale (note 3)            32,601            120,834
 Receivables:
   Trade, net of allowance of $2,515 and $4,258 at
      December 31, 1996 and September 30, 1997,
      respectively                                             41,131             41,343
   Revenue earned, but unbilled                                 6,053              8,850
   Other                                                        1,440              1,219
                                                             --------          ---------
                                                               48,624             51,412

 Inventory                                                      2,845              5,181
 Prepaid expenses and deposits                                  5,019             11,946
 Notes receivable (note 5)                                        200              6,398
 Restricted cash (note 3)                                           -              6,695
                                                             --------          ---------
   Total current assets                                       449,223            469,823
                                                             --------          ---------

Property and equipment                                        460,477            654,185
 Less accumulated depreciation                                (56,545)           (88,933)
                                                             --------          ---------
   Net property and equipment                                 403,932            565,252
                                                             --------          ---------

Investments                                                     5,170              5,170
Long-term notes receivable, net                                   623                407
Restricted cash (notes 3 and 5)                                13,333             15,471
Other assets, net of accumulated amortization:
 Goodwill                                                      31,881             29,736
 Deferred financing costs                                      21,963             23,822
 Transmission and other licenses                                8,526              8,271
 Other                                                          9,482             13,698
                                                             --------          ---------
                                                               71,852             75,527
                                                             --------          ---------
                                                             $944,133          1,131,650
                                                             ========          =========
                                                                                (Continued)

                   ICG COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                                December 31,          September 30,
                                                                    1996                   1997
                                                                ------------          -------------
LIABILITIES AND STOCKHOLDERS' DEFICIT                                      (in thousands)
-------------------------------------
Current liabilities:
 Accounts payable                                                 $24,813                 27,933
 Accrued liabilities                                               37,309                 57,196
 Current portion of long-term debt (note 3)                           817                  1,770
 Current portion of capital lease obligations                      24,683                  6,089
                                                                 --------              ---------
   Total current liabilities                                       87,622                 92,988

Long-term debt, net of discount, less current portion (note 3)    690,358                863,046
Capital lease obligations, less current portion                    71,146                 66,525
                                                                 --------              ---------
 Total liabilities                                                849,126              1,022,559
                                                                 --------              ---------
Minority interests                                                  1,967                      -

Redeemable preferred securities of subsidiaries ($164.8 million and $406.1 million liquidation value at December 31, 1996 and
 September 30, 1997, respectively) (note 3)                       159,120                393,618

Stockholders' deficit:
 Common stock (note 4)                                              8,088                    700
 Additional paid-in capital                                       294,472                307,811
 Accumulated deficit                                             (368,640)              (593,038)
                                                                 --------              ---------
   Total stockholders' deficit                                    (66,080)              (284,527)
                                                                 --------              ---------
Commitments and contingencies (note 5)                           $944,133              1,131,650
                                                                 ========              =========


          See accompanying notes to consolidated financial statements.

                   ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997


                                                     Three months ended               Nine months ended
                                                        September 30,                   September 30,
                                               -----------------------------    ----------------------------
                                                    1996             1997           1996             1997
                                               -------------    -------------   ------------    -------------
                                                           (in thousands, except per share data)
Revenue:
 Telecom services                                 $32,162           43,664          74,168          123,187
 Network services                                  15,746           16,432          44,398           50,059
 Satellite services                                 5,197            7,640          15,129           22,306
                                                 --------          -------         -------          -------
   Total revenue                                   53,105           67,736         133,695          195,552
                                                 --------          -------         -------          -------
Operating costs and expenses:
 Operating costs                                   44,665           59,735         108,143          179,000
 Selling, general and administrative expenses      21,397           39,700          58,097          111,943
 Depreciation and amortization                      8,952           13,667          25,449           37,624
 Net loss on disposal of long-lived assets          2,233            1,177           4,098            1,035
 Provision for impairment of long-lived assets      9,994                -           9,994                -
                                                 --------          -------         -------          -------
   Total operating costs and expenses              87,241          114,279         205,781          329,602

   Operating loss                                 (34,136)         (46,543)        (72,086)        (134,050)

Other income (expense):
 Interest expense                                 (23,342)         (28,834)        (70,499)         (82,315)
 Interest income                                    6,868            5,382          15,550           17,284
 Other, net                                        (3,729)              60          (3,884)            (336)
                                                 --------          -------         -------          -------
                                                  (20,203)         (23,392)        (58,833)         (65,367)
                                                 --------          -------         -------          -------

Loss before income taxes, minority interest
 and share of losses                              (54,339)         (69,935)       (130,919)        (199,417)
Income tax benefit                                    649                -           5,131                -
                                                 --------          -------         -------          -------
Loss before minority interest and shares
 of losses                                        (53,690)         (69,935)       (125,788)        (199,417)
Minority interest in share of losses,
 net of accretion and preferred
 dividends on subsidiary preferred
 securities                                        (3,560)         (10,112)        (22,091)         (24,981)
Share of losses of joint venture and investment      (555)               -          (1,586)               -
                                                 --------          -------         -------          -------
 Net loss                                         (57,805)         (80,047)       (149,465)        (224,398)
                                                 ========          =======         =======          =======
Loss per share (note 4)                          $  (1.91)           (2.48)          (5.42)           (7.00)
                                                 ========          =======         =======          =======
Weighted average number of shares outstanding      30,296           32,248          27,560           32,066
                                                 ========          =======         =======          =======

         See accompanying notes to consolidated financial statements.

                   ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
                     NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                                      Additional                           Total
                                             Common stock              paid-in        Accumulated       stockholders'
                                        Shares          Amount         capital          deficit           deficit
                                     -----------    -------------    ------------    --------------    --------------
                                                                      (in thousands)
BALANCES AT JANUARY 1, 1997             31,895         $8,088           294,472          (368,640)         (66,080)
 Shares issued for cash in
  connection with the
  exercise of common stock
  options and warrants                     290              3             2,826                 -            2,829
 Shares issued for cash in
  connection with
  the employee stock
  purchase plan                             89              1               950                 -              951
 Shares issued as contribution
  to 401(k) plan                           139              1             2,170                 -            2,171
 Exchange of Holdings-Canada
  common shares for ICG
  common stock                               -         (7,393)            7,393                 -                -
 Net loss                                    -              -                 -          (224,398)        (224,398)
                                       -------         ------           -------           -------           ------
BALANCES AT SEPTEMBER 30, 1997          32,413            700           307,811          (593,038)        (284,527)
                                       =======         ======           =======           =======          =======

          See accompanying notes to consolidated financial statements.

                   ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                                                     Nine months ended September 30,
                                                                   ----------------------------------
                                                                        1996                 1997
                                                                   --------------      --------------
                                                                              (in thousands)
Cash flows from operating activities:
   Net loss                                                         $ (149,465)           (224,398)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
        Share of losses of joint venture and investment                  1,586                   -
        Minority interest in share of losses, net of
         accretion and non-cash preferred
         dividends on subsidiary preferred stock                         22,091             24,981
        Depreciation and amortization                                    25,449             37,624
        Net loss on disposal of long-lived assets                         4,098              1,035
        Provision for impairment of long-lived assets                     9,994                  -
        Compensation expense related to issuance of
         common stock options                                                39                  -
        Interest expense deferred and included in
         long-term debt                                                  51,947             75,000
        Amortization of deferred financing costs
         included in interest expense                                     2,046              1,988
        Write-off of deferred debt issuance costs
         upon conversion or repayment of debt                             2,650                  -
        Contribution to 401(k) plan through issuance
         of common stock                                                    751              2,171
        Deferred income tax benefit                                      (5,329)                 -
        Increase in operating assets, excluding the
         effects of business acquisitions and dispositions:
                Receivables                                              (9,551)            (2,862)
                Inventory                                                  (928)            (2,367)
                Prepaid expenses and deposits                            (2,516)            (7,140)
        Increase in operating liabilities, excluding the
         effects of business acquisitions and dispositions:
                Accounts payable and accrued liabilities                  8,379             22,744
                                                                       --------           --------
                        Net cash used by operating activities           (38,759)           (71,224)
                                                                       --------           --------
Cash flows from investing activities:
   (Increase) decrease in notes receivable                                1,267             (6,329)
   Advances to affiliates                                                   (94)                 -
   Investments in and advances to joint venture                          (4,308)                 -
   Payments for business acquisitions, net of cash acquired              (8,441)                 -
   Purchase of short-term investments                                    (1,853)           (88,233)
   Increase in restricted cash                                                -             (8,833)
   Acquisition of property, equipment and other assets                  (96,980)          (204,154)
   Proceeds from disposal of property, equipment and other assets           447              3,009
                                                                       --------           --------
        Net cash used by investing activities                          (109,962)          (304,540)
                                                                       --------           --------
Cash flows from financing activities:
   Proceeds from issuance of common stock:
        Exercise of common stock options and warrants                     1,793              2,829
        Employee stock purchase plan                                          -                951
   Proceeds from issuance of subsidiary preferred stock,
    net of issuance costs                                               144,000            207,550
   Repurchase of redeemable preferred stock of subsidiary
    and payment of accrued dividend                                     (32,629)                 -
   Repurchase of redeemable warrants                                     (2,671)                 -
   Principal payments on short-term debt                                (17,500)                 -
   Proceeds from issuance of long-term debt                             300,034             99,908
   Principal payments on long-term debt                                  (3,159)            (1,179)
   Deferred long-term debt issuance costs                               (11,915)            (3,554)
   Principal payments on capital lease obligations                       (9,313)           (23,318)
                                                                       --------            --------
        Net cash provided by financing activities                       368,640             283,187
                                                                       --------            --------
        Net increase (decrease) in cash and cash equivalents            219,919             (92,577)
Cash and cash equivalents, beginning of period                          231,163             359,934
                                                                       --------            --------
Cash and cash equivalents, end of period                                451,082             267,357
                                                                       ========            ========
                                                                                                (Continued)

                   ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                     Nine months ended September 30,
                                                                  -----------------------------------
                                                                       1996                  1997
                                                                  --------------        -------------
                                                                              (in thousands)
Supplemental disclosure of cash flow information:
   Cash paid for interest                                             $16,351                5,327
                                                                      =======               ======

Supplemental schedule of non-cash financing
 and investing activities:
   Common shares issued in connection with business
    combinations and repayment of debt or conversion
    of liabilities to equity                                          $77,772                    -
                                                                      =======               ======
   Assets acquired under capital leases (note 5)                      $54,946                    -
                                                                      =======               ======

          See accompanying notes to consolidated financial statements.

                   ICG COMMUNICATIONS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 1996 AND SEPTEMBER 30, 1997 (UNAUDITED)


(1)  NATURE OF BUSINESS AND REFERENCE TO OTHER REPORTS

         ICG Communications, Inc. ("ICG"), a Delaware corporation, was incorporated on April 11, 1996, for the purpose of becoming the new publicly-traded U.S. parent company of ICG Holdings (Canada), Inc. ("Holdings-Canada"), a Canadian federal corporation (formerly known as IntelCom Group Inc.), ICG Holdings, Inc. ("Holdings"), a Colorado corporation (formerly known as IntelCom Group (U.S.A), Inc.), and its subsidiaries (collectively, the "Company"). The Company's principal business activity is telecommunications services, including Telecom Services, Network Services and Satellite Services. Telecom Services consists of the Company's competitive local exchange carrier operations which provide services to long distance carriers and resellers, as well as business end users. Network Services supplies information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end users, including Fortune 1000 firms and other large businesses and telecommunications companies. Satellite Services provides satellite voice and data services to major cruise ship lines, the commercial shipping industry, yachts, the U.S. Navy and offshore oil platforms. The Company has been considering the disposition of its Satellite Services operations for some time to better focus on its core Telecom Services unit, although it has not approved or adopted a formal plan for such disposition.

     (a) REFERENCE TO ANNUAL AND TRANSITION REPORTS

         These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended September 30, 1996 and the Transition Report on Form 10-K for the three months ended December 31, 1996, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     (b) RECLASSIFICATIONS

         Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

(2)  BUSINESS COMBINATIONS

     In October 1997, the Company purchased approximately 91% of the capital stock of Communications Buying Group, Inc. ("CBG"), an Ohio based local exchange and Centrex reseller. The remaining approximately 9% will be purchased on or before March 24, 1998, pursuant to the terms of the purchase agreement governing the CBG aquisition. The Company paid total consideration of approximately $46.5 million, plus the assumption of certain liabilities, and expects to pay approximately $2.9 million for the purchase of the remaining approximately 9% interest. Separately, the Company sold 687,221 shares of common stock for approximately $16.0 million to certain shareholders of CBG. The Company will account for the acquisition under the purchase method of accounting.

                   ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)   BUSINESS COMBINATIONS (CONTINUED)

      In October 1997, the Company announced that it had signed an agreement and plan of merger with NETCOM On-Line Communication Services, Inc. ("NETCOM"), a provider of Internet connectivity and Web-hosting services located in San Jose, California. On the effective merger date, a subsidiary of the Company will be merged with and into NETCOM and each share of NETCOM will constitute the right to receive a designated number of shares of ICG common stock. The Company expects to issue approximately $283.5 million in common stock to complete the merger, based on the closing price of ICG common stock on the date immediately preceding the merger announcement. Subject to the approval of the shareholders of ICG and NETCOM and the satisfaction of certain other conditions, the Company anticipates the merger to close during the first quarter of 1998. The Company will account for the business combination under the pooling-of-interests method of accounting. In the event that ICG terminates or prevents the merger, under certain circumstances, the Company would be required to pay NETCOM a termination fee of approximately $11.3 million.

(3)   LONG-TERM DEBT AND REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES

      Long-term debt is summarized as follows (in thousands):

                                                                December 31,          September 30,
                                                                    1996                   1997
                                                                ------------          -------------
11 5/8% Senior discount notes, net of discount (a)                $      -                106,361
12 1/2% Senior discount notes, net of discount                     325,530                356,465
13 1/2% Senior discount notes, net of discount                     355,955                393,567
Convertible subordinated notes                                          65                     65
Note payable with interest at the 90-day commercial
 paper rate plus 4 3/4% (approximately 10 1/4% at
 September 30, 1997), due 2001, secured by certain
 telecommunications equipment                                        5,815                  5,152
Note payable with interest at 11%, due monthly
 through fiscal 1999, secured by equipment                           2,625                  2,060
Mortgage payable with interest at 8 1/2%, due
 monthly through 2009, secured by building                           1,177                  1,142
Other                                                                    8                      4
                                                                  --------               --------
                                                                   691,175                864,816
Less current portion                                                  (817)                (1,770)
                                                                  --------               --------
                                                                  $690,358                863,046
                                                                  ========               ========

Redeemable preferred securities of subsidiaries is summarized as follows (in thousands):

                                                                December 31,           September 30,
                                                                    1996                   1997
                                                              ----------------       -----------------
6 3/4% Exchangeable preferred securities mandatorily
 redeemable 2009 (b)                                            $        -                111,701
14% Exchangeable preferred stock mandatorily
 redeemable 2008 (a)                                                     -                104,152
14 1/4% Exchangeable preferred stock mandatorily
 redeemable 2007                                                   159,120                177,765
                                                                ----------              ---------
                                                                $  159,120                393,618
                                                                ==========              =========

                   ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3) LONG-TERM DEBT AND REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES
    (CONTINUED)

    (a) PRIVATE PLACEMENT OF 11 5/8% NOTES AND 14% PREFERRED STOCK

        On March 11, 1997, Holdings completed a private placement of 11 5/8% Senior Discount Notes due 2007 (the "11 5/8% Notes") and 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 (the "14% Preferred Stock") for gross proceeds of $99.9 million and $100.0 million, respectively. Net proceeds from the private placement, after costs of approximately $7.5 million, were approximately $192.4 million.

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

        The accretion of the discount and debt issuance costs is included in interest expense in the accompanying consolidated financial statements. The indenture for the 11 5/8% Notes contains certain covenants which provide for limitations on indebtedness, dividends, asset sales and certain other transactions and effectively prohibits the payment of interest and dividends.

        The 14% Preferred Stock consists of 100,000 shares of exchangeable preferred stock of Holdings that bear a cumulative dividend at the rate of 14% per annum. The dividend is payable quarterly in arrears each March 15, June 15, September 15, and December 15, commencing June 15, 1997. Through March 15, 2002, the dividend is payable at the option of Holdings in cash or additional shares of 14% Preferred Stock. Holdings may exchange the 14% Preferred Stock into 14% Senior Subordinated Exchange Debentures at any time after the exchange is permitted by certain indenture restrictions. The 14% Preferred Stock is subject to mandatory redemption on March 15, 2008.

    (b) PRIVATE PLACEMENT OF 6 3/4% PREFERRED SECURITIES

        On September 24, 1997, a new subsidiary of the Company, ICG Funding, LLC ("Funding") completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "6 3/4% Preferred Securities") for gross proceeds of $115.0 million.
        Net proceeds from the private placement, after underwriting costs, were approximately $111.6 million. Included in restricted cash at September 30, 1997 is $22.2 million of proceeds which are designated for the payment of cash dividends on the 6 3/4% Preferred Securities through November 15, 2000. The remaining proceeds have been invested in government securities and are included in short-term investments available for sale at September 30, 1997.

        The 6 3/4% Preferred Securities consist of 2,300,000 exchangeable preferred securities of Funding that bear a cumulative dividend at the rate of 6 3/4% per annum. The dividend is paid quarterly in arrears each February 15, May 15, August 15 and November 15, commencing November 15, 1997. The dividend is payable in cash through November 15, 2000, and in cash or shares of ICG common stock, at the option of Funding, thereafter. The 6 3/4% Preferred Securities are exchangeable, at the option of the holder, at any time prior to November 15, 2009 into shares of ICG common stock at a rate of 2.0812 shares of ICG common stock per preferred security, or $24.025 per share. Funding may, at its option, redeem the 6 3/4% Preferred Securities at any time on or after November 18, 2000. Prior to that time, Funding may redeem the 6 3/4% Preferred Securities if the current market value of ICG common stock equals or exceeds the exchange price, for at least 20 days of any 30-day trading period, by 170% prior to November 16, 1998; 160% from November 16, 1998 through November 15, 1999; and 150% from

                   ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3) LONG-TERM DEBT AND REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES
    (CONTINUED)

        November 16, 1999 through November 15, 2000. The 6 3/4% Preferred Securities are subject to mandatory redemption on November 15, 2009.

        On October 3, 1997, the securities underwriter exercised its option to purchase an additional 15% of 6 3/4% Preferred Securities. Net proceeds to the Company, after underwriting costs, were approximately $16.7 million.

(4) STOCKHOLDERS' DEFICIT

    (a) COMMON STOCK

        Common stock outstanding at September 30, 1997 represents the issued and outstanding common stock of ICG and Class A common shares of Holdings-Canada (not owned by ICG) which are exchangeable at any time, on a one-for-one basis, for ICG common stock. The following table sets forth the number of common shares outstanding for ICG and Holdings-Canada on a separate company basis as of September 30, 1997:


                                                                              Shares             Shares
                                                                              owned             not owned
                                                                              by ICG             by ICG
                                                                        ----------------        -----------
        ICG common stock, $.01 par value, 100,000,000 shares
          authorized; 32,381,310 shares issued and outstanding
          at September 30, 1997                                                   -             32,381,310
        Holdings-Canada Class A common shares, no par value,
          100,000,000 shares authorized; 31,822,756 shares
          issued and outstanding at September 30, 1997:
             Class A common shares, exchangeable on a one-for-one
               basis for ICG common stock at any time                             -                 31,700
             Class A common shares owned by ICG                           31,791,056                    -
                                                                                                ----------
        Total shares outstanding                                                                32,413,010
                                                                                                ==========

    (b) LOSS PER SHARE

        Loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding. Weighted average number of shares outstanding represents Holdings-Canada common shares outstanding for the period from January 1, 1996 through August 2, 1996 and ICG Common Stock and Holdings-Canada Class A common shares (not owned by ICG) outstanding for the periods subsequent to August 5, 1996. Common stock equivalents, which include options, warrants, convertible subordinated notes and exchangeable preferred securities, are not included in the loss per share calculation as their effect is anti-dilutive.

(5)  COMMITMENTS AND CONTINGENCIES

    (a) NETWORK CONSTRUCTION

        In March 1996, the Company and Southern California Edison Company ("SCE") jointly entered into a 25-year agreement under which the Company will license 1,258 miles of fiber optic cable in Southern California, and can install up to 500 additional miles of fiber optic cable. This network, which

                   ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(5) COMMITMENTS AND CONTINGENCIES (CONTINUED)

       will be maintained and operated primarily by the Company, stretches from Los Angeles to southern Orange County. Under the terms of this agreement, SCE is entitled to receive an annual fee for ten years, certain fixed quarterly payments, a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under the agreement totaled approximately $145.1 million at September 30, 1997.
       The agreement has been accounted for as a capital lease in the accompanying consolidated balance sheets.

       In March 1996, the Company entered into a long-term agreement with a subsidiary of The Southern Company ("Southern") and Alabama Power Company ("Alabama Power") for the right to use 22 miles of existing fiber and 122 miles of additional Alabama Power rights of way and facilities to reach the three major business centers in Birmingham. Southern will, in conjunction with the Company, construct the network and provide maintenance services with respect to the fiber installed. Southern also will provide consulting services to the Company relating to the build-out of the network and potential enhancements to the Company's products and services. Under the agreement, the Company is required to pay Southern a quarterly fee based on specified percentages of the Company's revenue for services provided through this network. The Company's estimated costs to complete the network are approximately $0.3 million. Network construction is expected to be completed in the fourth quarter of 1997.

       In May 1997, the Company entered into a second long-term agreement with Southern that will permit the Company to construct a 100-mile fiber optic network in the Atlanta metropolitan area. The Company paid $5.5 million upon execution of the agreement and is responsible for reimbursement to Southern for costs of network design, construction, installation, maintenance and repair. Additionally, the Company is also required to pay Southern a quarterly fee based on specified percentages of the Company's revenue derived from services provided over this network. Network construction on the initial build is expected to be completed in the first half of 1998. The Company estimates costs to complete the network to be approximately $9.0 million.

       In January 1997, the Company announced a strategic alliance with Central and Southwest Corporation ("CSW"), named CSW/ICG ChoiceCom, L.P., which is expected to develop and market telecommunications services in certain cities in Texas. CSW holds 100% of the partnership interest in ChoiceCom and the Company has an option to purchase a 50% interest at any time prior to July 1, 2003. Subsequent to July 1, 1999, if the Company has not exercised its option, CSW will have the right to sell 51% or 100% of the partnership interest in ChoiceCom to the Company. The price that the Company would pay for an ownership interest in ChoiceCom would be calculated pursuant to a formula set forth in the strategic alliance documents. Additionally, the Company has committed to loan $15.0 million to ChoiceCom over the near term, of which the Company has advanced approximately $6.4 million as of September 30, 1997.

       In June 1997, the Company entered into an indefeasible right of use ("IRU") agreement with Qwest Communications Corporation ("Qwest") for approximately 1,800 miles of fiber optic network and additional broadband capacity in California, Colorado, Ohio and the Southeast. Network construction is ongoing and is expected to be completed by December 1998. The Company is responsible for payment on the construction as segments of the network are completed and has incurred approximately $4.4 million as of September 30, 1997, with total costs anticipated to be approximately $45.0 million. Additionally, the Company has committed to purchase $6.0 million in network capacity from Qwest prior to the end of 1998.

       In November 1995, the Company signed an agreement with City Public Service of San Antonio ("CPS") to license excess fiber optic facilities on a new 300-mile fiber network being built by the municipally

                   ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(5)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

          owned electric and gas utility to provide for its communications needs in the greater metropolitan area. Pursuant to this agreement, the Company provided a $12.0 million irrevocable letter of credit, secured by cash collateral, for the Company's portion of the construction costs. In August 1997, the Company and CPS signed an agreement to cancel all terms of the November 1995 contract and all cash collateral was refunded to the Company. All legal proceedings associated with this agreement have been withdrawn as a result of the agreement to cancel the November 1995 contract.

     (b)  COMPANY HEADQUARTERS

          The Company has acquired property for its new headquarters and has commenced construction of an office building that the Company expects will accommodate most of the Company's Colorado operations. The total cost of the project is expected to be approximately $44.0 million, of which $16.6 million has been incurred as of September 30, 1997 and is included in construction in progress. The Company has signed a letter of intent to sell the completed building to a third party and lease back the office space under a long-term operating lease. A final agreement is expected to be reached in the near future. The Company anticipates that the building will be completed near the end of 1997.

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

          The Company has entered into various equipment purchase agreements with certain of its vendors. Under these agreements, if the Company does not meet a minimum purchase level in any given year, the vendor may discontinue for that year certain discounts, allowances and incentives otherwise provided to the Company. In addition, the agreements may be terminated by either the Company or the vendor upon prior written notice. Additionally, the Company has entered into certain commitments to purchase capital assets with an aggregate purchase price of approximately $15.5 million at September 30, 1997.

     (d)  LITIGATION

          On April 4, 1997, certain shareholders of the Company's majority owned subsidiary, Zycom Corporation ("Zycom"), an Alberta, Canada corporation, filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas (Cause No. 97-17777) against the Company, Zycom and certain of their subsidiaries. This complaint alleges that the Company and certain of its subsidiaries breached certain duties owed to the plaintiffs. The Company is vigorously defending the claims. While it is not possible to predict the outcome of this litigation, management believes these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

          The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a significant effect on the Company's financial condition, results of operations or cash flows.

                   ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)  SUMMARIZED FINANCIAL INFORMATION OF ICG HOLDINGS, INC.

     The 11 5/8% Notes issued by Holdings during 1997 are guaranteed by ICG. The 12 1/2% Senior Discount Notes (the "12 1/2% Notes") and the 13 1/2% Senior Discount Notes (the "13 1/2% Notes") (collectively with the 11 5/8% Notes, the "Senior Notes") issued by Holdings during 1996 and 1995, respectively, are guaranteed by ICG and Holdings-Canada.

     The separate complete financial statements of Holdings have not been included herein because such disclosure is not considered to be material to the holders of the Senior Notes. However, summarized combined financial information for Holdings and subsidiaries and affiliates is as follows (in thousands):

                      Condensed Balance Sheet Information

                                                         December 31, 1996             September 30, 1997
                                                   --------------------------      -----------------------

          Current assets                                             $449,059                      354,866
          Property and equipment, net                                 403,932                      565,252
          Due from affiliate                                                -                        3,450
          Other non-current assets, net                                88,183                       93,718
          Current liabilities                                          87,423                       92,595
          Long-term debt, less current portion                        690,293                      862,981
          Due to parent                                                11,485                       17,532
          Other long-term liabilities                                  73,113                       66,525
          Preferred stock                                             159,120                      281,917
          Stockholder's deficit                                       (80,260)                    (304,264)

                 Condensed Statement of Operations Information

                                                     Three months ended September 30,                Nine months ended September 30,

                                              -------------------------------------------      ------------------------------------
                                                       1996                    1997                   1996                   1997
                                              -------------------      ------------------      ---------------      ---------------

          Total revenue                                  $ 53,105                  67,736              133,695             195,552
          Total operating costs and expenses               86,527                 114,270              202,705               1,035
          Operating loss                                  (33,442)                (46,532)             (69,010)           (133,808)
          Net loss                                        (57,091)                (79,884)            (146,389)           (224,003)

(7)  CONDENSED FINANCIAL INFORMATION OF ICG HOLDINGS (CANADA), INC.

     Condensed financial information for Holdings-Canada only is as follows (in thousands):

                      Condensed Balance Sheet Information

                                                         December 31, 1996            September 30, 1997
                                                    --------------------------     ----------------------

        Current assets                                                 $   165                        162
        Advances to subsidiaries                                        11,485                     17,532
        Other non-current assets, net                                    2,793                      2,651
        Current liabilities                                                199                        732
        Long-term debt, less current portion                                65                         65

                   ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(7)   CONDENSED FINANCIAL INFORMATION OF ICG HOLDINGS (CANADA), INC. (CONTINUED)

                Condensed Balance Sheet Information (continued)

                                                          December 31, 1996            September 30, 1997
                                                    --------------------------      ----------------------

        Due to parent                                                    1,566                       7,090
        Losses in excess of investment in subsidiary                    80,260                     304,264
        Shareholders' deficit                                          (67,647)                   (291,797)

                 Condensed Statement of Operations Information

                                                    Three months ended September 30,                 Nine months ended September 30,

                                              ------------------------------------------     --------------------------------------
                                                      1996                    1997                    1996                     1997
                                              ------------------     -------------------     -------------------      -------------

Total revenue                                   $              -                  -                       -                     -
Total operating costs and expenses                           714                  47                   3,076                  147
Operating loss                                              (714)                (47)                 (3,076)                (147)
Share of losses of subsidiary                            (57,091)            (79,884)               (146,389)            (224,003)
Net loss attributable to common
 shareholders                                            (57,805)            (79,931)               (149,465)            (224,150)

(8)  CONDENSED FINANCIAL INFORMATION OF ICG COMMUNICATIONS, INC. (PARENT
     COMPANY)

     The sole assets of ICG are its investments in Holdings-Canada and Funding. Certain corporate expenses of the parent company are included in ICG's statement of operations and were zero and approximately $0.1 million for the three months and nine months ended September 30, 1997, respectively. ICG has no operations other than those of Holdings-Canada and its subsidiaries.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, dependence on increased traffic on the Company's facilities, the successful implementation of the Company's strategy of offering an integrated telecommunications package of local, long distance, data and value added services, continued development of the Company's network infrastructure and actions of competitors and regulatory authorities that could cause actual results to differ materially from the forward-looking statements. The results for the three months and nine months ended September 30, 1996 and 1997 have been derived from the Company's unaudited Consolidated Financial Statements included elsewhere herein. The Company changed its fiscal year end to December 31 from September 30, effective January 1, 1997. All dollar amounts are in U.S. dollars.

COMPANY OVERVIEW

     The Company provides Telecom Services, Network Services and Satellite Services. Telecom Services consist primarily of the Company's competitive local exchange carrier ("CLEC") operations. CLECs seek to provide an alternative to the incumbent local exchange carriers ("ILECs") for a full range of telecommunications services. The Company is one of the largest providers of competitive local telephone services in the United States, based on estimates of the industry's 1996 revenue. As a CLEC, the Company operates networks in four regional clusters covering major metropolitan statistical areas in California, Colorado, Ohio and the Southeast. Network Services consist of information technology services and selected networking products, focusing on network design, installation, maintenance and support. Satellite Services consist of maritime and international satellite transmission services and provide private data networks utilizing VSATs. The Company has been considering the disposition of its Satellite Services operations for some time to better focus its efforts on its core Telecom Services unit, although it has not approved or adopted a formal plan for such disposition. As a leading participant in the rapidly growing competitive local telecommunications industry, the Company has experienced significant growth, with total revenue increasing from $59.1 million for fiscal 1994 to $252.5 million for the 12-month period ended September 30, 1997. The Company's rapid growth is the result of the initial installation, acquisition and subsequent expansion of its fiber optic networks and the expansion of its communication service offerings.

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

     The Telecommunications Act and procompetitive state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Due to these regulatory changes, the Company is now permitted to offer all interstate and intrastate telephone services, including competitive local dial tone. The Company is marketing and selling competitive local dial tone services in major metropolitan areas in the following regions: California, which began service in late January 1997, followed by Ohio in February 1997, Colorado in March 1997 and the Southeast in May 1997. During the nine months ended September 30, 1997, the Company sold approximately 92,000 local access lines, of which approximately 51,000 were in service at that date. In addition, the Company's operating networks have grown from 323 fiber route miles at the end of fiscal 1994 to 3,021 fiber route miles at September 30, 1997. The Company has 18 operating high capacity digital voice switches and 15 data communications switches, and plans to install additional switches as demand warrants. As a complement to its local exchange services, the Company has begun marketing bundled service offerings which include long distance, enhanced telecommunications services and data services. To facilitate the expansion of its services, the Company has entered into agreements with Lucent Technologies, Inc., Northern Telecom, Inc. and Cascade Communications, Inc. to purchase a full range of switching systems, fiber optic cable, network electronics, software and services.

     The Company will continue to expand its network through construction, leased facilities, strategic joint ventures and potentially through acquisitions. For example, in October 1997, the Company announced that it had signed an agreement and plan of merger with NETCOM, located in San Jose, California. NETCOM is a provider of Internet connectivity and Web-hosting services and a suite of software applications. For calendar years 1995, 1996 and the nine months ended September 30, 1997, NETCOM reported revenue of $52.4 million, $120.5 million and $120.1 million, respectively, and EBITDA of $(5.8) million, $(5.1) million and $(2.4) million, respectively. The Company intends to account for the business combination under the pooling-of-interests method of accounting and thus, upon the closing of the merger, the Company's financial statements will be restated to reflect the operations of NETCOM and the Company on a combined basis for all historical periods. Subject to the approval of the shareholders of ICG and NETCOM and satisfaction of certain other conditions, the Company anticipates the merger to close during the first quarter of 1998. Also in October 1997, the Company purchased approximately 91% of the capital stock of CBG, an Ohio based local exchange and Centrex reseller. CBG has approximately 27,000 Centrex lines in service and over 30,000 business lines in service, principally pursuant to various resale and other agreements with Ameritech, the ILEC in the markets it serves. Further, for the calendar years 1995 and 1996 and the nine months ended September 30, 1997, CBG's revenue was approximately $15.4 million, $21.4 million and $24.1 million, respectively, and EBITDA losses were approximately $(1.3) million, $(1.0) million and $(1.3) million, respectively. Pursuant to the terms of the purchase agreement governing the acquisition of CBG, the Company will purchase the remaining 9% interest in CBG on or before March 24, 1998. The Company previously announced an agreement with a subsidiary of Southern that will permit the Company to construct a 100-mile fiber optic network in the Atlanta metropolitan area. In addition, the Company is expanding its geographic focus to include Texas (and may also expand to Arkansas, Louisiana and Oklahoma) through its strategic alliance with CSW that will develop and market telecommunications services, including local service, in these markets. In June 1997, the Company entered into an IRU agreement with Qwest for approximately 1,800 miles of fiber optic network and additional broadband capacity in California, Colorado, Ohio and the Southeast. The Company expects this new capacity will be used for the transmission of local, long distance and communications services in and between the Company's markets.

     Telecom Services revenue has increased from $14.9 million for fiscal 1994 to $158.0 million for the 12-month period ended September 30, 1997. The Company has experienced declining prices and increasing price competition for access services which, to date, have been more than offset by increasing network usage. The Company expects to continue to experience declining prices and increasing price competition for the foreseeable future.

     In conjunction with the increase in its service offerings, the Company will need to spend significant amounts on sales, marketing, customer service, engineering and support personnel prior to the generation of appreciable revenue. This will have an adverse effect on operating margins until such time as sufficient volumes of customers' telecommunications traffic are attained. As the Company's customer base grows, the Company anticipates that operating margins will improve as incremental revenue will exceed incremental operating expenses. The preceding forward-looking statement is dependent upon the successful implementation of the Company's local dial tone, data and long distance services strategy, continued development of the Company's network infrastructure, increased traffic on the Company's facilities, any or all of which may not occur, and upon actions of competitors and regulatory authorities.

     Currently, the Company is experiencing negative operating margins from its switched services while its networks are in the development and construction phases and while the Company relies on ILEC networks to carry a significant portion of its customers' switched traffic. The Company expects overall operating margins from switched services to improve as local dial tone, local toll, long distance and data communications services become a relatively larger portion of its business mix and the Company de-emphasizes its wholesale switched services. In addition, the Company believes that the unbundling of ILEC services and the implementation of local telephone number portability, which are mandated by the Telecommunications Act, will reduce the Company's costs of providing switched services and facilitate the marketing of local and other services.

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

                                                 Three months ended September 30,               Nine months ended September 30,
                                            -------------------------------------------   -----------------------------------------
                                                     1996                 1997                    1996                    1997
                                            -------------------    --------------------   ---------------------   ------------------

                                               $            %          $           %          $             %           $        %

                                                                                     (unaudited)
 STATEMENT OF OPERATIONS DATA:                                                     (in thousands)
 Revenue:
       Telecom services                         32,162      60        43,664       65        74,168         56       123,187     63
       Network services                         15,746      30        16,432       24        44,398         33        50,059     26
       Satellite services                        5,197      10         7,640       11        15,129         11        22,306     11
                                                ------     ---        ------      ---       -------        ---       -------    ---
              Total revenue                     53,105     100        67,736      100       133,695        100       195,552    100
 Operating costs:
       Telecom services                         29,306      55        42,348       63        66,823         50       126,242     65
       Network services                         12,631      24        13,151       19        34,258         25        40,569     21
       Satellite services                        2,728       5         4,236        6         7,062          5        12,189      6
                                                ------     ---        ------      ---       -------        ---       -------    ---
              Total operating costs             44,665      84        59,735       88       108,143         80       179,000     92
       Selling, general and administrative      21,397      40        39,700       59        58,097         44       111,943     57
       Depreciation and amortization             8,952      17        13,667       20        25,449         19        37,624     19
       Net loss on disposal of long-lived
        assets                                   2,233       4         1,177        2         4,098          3         1,035      1
       Provision for impairment of
        long-lived assets                        9,994      19             -        -         9,994          8             -      -
                                                ------     ---        ------      ---       -------        ---       -------    ---

                Operating loss                 (34,136)    (64)      (46,543)     (69)      (72,086)       (54)     (134,050)   (68)


 OTHER DATA:
 EBITDA /(1)/                                  (12,957)    (24)      (31,699)     (47)      (32,545)       (24)      (95,391)   (49)
 Net cash used by operating activities          (8,327)              (33,318)               (38,759)                 (71,224)
 Net cash used by investing activities         (47,911)             (193,593)              (109,962)                (304,540)
 Net cash (used) provided by financing
  activities                                    (6,844)              112,048                368,640                  283,187
 Capital expenditures /(2)/                     39,503                71,588                151,926                  204,154

                                                   September 30,    December 31,    March 31,    June 30,    September 30,
                                                       1996             1996          1997         1997          1997
                                                 -------------------------------------------------------------------------
                                                                                 (unaudited)
STATISTICAL DATA /(3)/:
Full time employees                                        1,323           1,424        1,606       1,854            2,083
Telecom services:
     Access lines in service /(4)/                             -               -        5,371      20,108           50,551
     Buildings connected:
       On-net                                                478             522          545         560              590
       Hybrid /(5)/                                        1,589           1,547        1,550       1,704            1,726
                                                        --------        --------      -------     -------         --------
          Total buildings connected                        2,067           2,069        2,095       2,264            2,316
     Customer circuits in service (VGEs)/(6)/            630,697         748,528      816,238     917,656        1,006,916
     Operational switches:
       Voice                                                  14              14           16          17               18
       Data                                                    -               1           10          15               15
                                                        --------        --------      -------     -------         --------
          Total operational switches                          14              15           26          32               33
     Switched minutes of use (millions)                      563             607          682         742              788
     Fiber route miles /(7)/:
       Operational                                         2,143           2,385        2,483       2,898            3,021
       Under construction                                      -               -            -           -            1,029
     Fiber strand miles /(7)/:
       Operational                                        70,067          75,490       83,334     101,788          109,510
       Under construction                                      -               -            -           -           16,833
     Wireless miles /(9)/                                    491             506          511         511              511
Satellite services:
     VSATs                                                   835             860          875         895              934
     C-Band installations /(10)/                              48              54           57          57               54
     L-Band installations /(11)/                             109             204          355         671              768

(1) EBITDA consists of revenue less operating costs and selling, general and administrative expenses. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. Net cash flows from operating, investing and financing activities as determined using GAAP are also presented in Other Data. See the Company's Consolidated Financial Statements contained elsewhere in this Quarterly Report.

(2)  Capital expenditures include assets acquired under capital leases.

(3) Amounts presented are for three-month periods ended, or as of the end of, the period presented.

(4) Access lines in service at September 30, 1997 includes 38,223 lines which are provisioned through the Company's switch and 12,328 lines which are provisioned through resale and other agreements with various local exchange carriers. Resale lines typically generate lower margins and are used primarily to obtain customers. Although the Company plans to migrate lines from resale to higher margin on-switch lines, there are no assurances that it will be successful in executing this strategy.

(5) Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities.

(6)  Customer circuits in service are measured in voice grade equivalents
     ("VGEs").

(7) Fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of September 30, 1997, the Company had 3,021 fiber route miles, of which 171 fiber route miles were leased under operating leases. Fiber route miles under construction represents fiber under construction which is expected to be operational within six months.

(8) Fiber strand miles refers to the number of fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of September 30, 1997, the Company had 109,510 fiber strand miles, of which 15,165 fiber strand miles were leased under operating leases. Fiber strand miles under construction represents fiber under construction which is expected to be operational within six months.

(9) Wireless miles represents the total distance of the digital microwave paths between Company transmitters which are used in the Company's networks.

(10) C-Band installations service cruise ships, U.S. Navy vessels and offshore oil platform installations.

(11) L-Band installations service smaller maritime installations, and both mobile and fixed land-based units.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenue.  Revenue for the three months ended September 30, 1997 increased
     -------
$14.6 million, or 28%, from the three months ended September 30, 1996. Telecom Services revenue increased 36% to $43.7 million due to an increase in network usage for both switched and special access services, offset in part by a decline in average unit pricing. Switched services revenue increased from $13.2 million (41% of Telecom Services revenue) for the three months ended September 30, 1996 to $22.2 million (51% of Telecom Services revenue) for the three months ended September 30, 1997. Switched access (terminating long distance) represented approximately 86% of the Company's switched services revenue component for the three months ended September 30, 1997, compared to 100% for the three months ended September 30, 1997. The Company expects that switched access services will represent a diminishing percentage of switched services revenue in the future as revenue from local dial tone services increases and the Company de-emphasizes its wholesale switched services. Special access revenue increased from $10.3 million (32% of Telecom Services revenue) for the three months ended September 30, 1996 to $14.4 million (33% of Telecom Services revenue) for the three months ended September 30, 1997. Also included in Telecom Services revenue for the three months ended September 30, 1997 is $7.1 million generated by Zycom, compared to $8.6 million for the same period in 1996. Substantially all of the decrease in Zycom revenue for the three months ended September 30, 1997 as compared to the same period in 1996 relates to a decrease in switched minutes and per minute rates as a result of a changing customer base. At September 30, 1997, the Company had 50,551 access lines in service compared to zero at September 30, 1996. Special access network usage reflected in voice grade equivalents ("VGEs") increased 60% from approximately 631,000 VGEs at September 30, 1996, to approximately 1,007,000 VGEs at September 30, 1997. At September 30, 1997, the Company had 2,316 buildings connected to its networks compared to 2,067 buildings connected at September 30, 1996. Additionally, switched minutes of use increased 40% from 563 million minutes during the three months ended September 30, 1996 to 788 million minutes during the three months ended September 30, 1997. Revenue from long distance and data services did not generate a material portion of total revenue during either period. Network Services revenue increased 4% to $16.4 million for the three months ended September 30, 1997 as compared to $15.7 million for the three months ended September 30, 1996 due to additional projects from new and existing customers. Satellite Services revenue increased $2.4 million, or 47%, to $7.6 million for the three months ended September 30, 1997. This increase is primarily due to the operations of MarineSat Communications Network, Inc. (formerly known as Maritime Cellular Tele-Network, Inc. ("MCN")), a wholly owned subsidiary of the Company acquired in March 1996, which comprised $1.6 million of total Satellite Services revenue for the three months ended September 30, 1997 compared to $0.3 million during the same period in 1996. The remaining increase can be attributed to the general growth of Maritime Telecommunications Network, Inc. ("MTN") and its increased sales of C-Band equipment to offshore oil and gas customers.

     Operating costs.  Total operating costs for the three months ended
     ---------------
September 30, 1997 increased $15.1 million, or 34% from the three months ended September 30, 1996. Telecom Services operating costs increased from $29.3 million, or 91% of Telecom Services revenue, for the three months ended September 30, 1996, to $42.3 million, or 97% of Telecom Services revenue, for the three months ended September 30, 1997. Telecom Services operating costs consist of payments to ILECs for the use of network facilities to support special and switched access services, network operating costs, right of way fees and other costs. The increase in operating costs in absolute dollars is attributable to the increase in switched access services and the addition of engineering and operations personnel dedicated to the development of local exchange services. The increase in operating costs as a percentage of total revenue is due primarily to the increase in switched access services revenue, which generates negative margins as a result of the higher costs associated with utilizing ILEC network facilities, and the investment in the development of local exchange services without the benefit of corresponding revenue in the same period. The Company expects that its Telecom Services ratio of operating costs to revenue will begin to improve as the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than the ILEC facilities, and obtains the right to use unbundled ILEC facilities on satisfactory terms, any or all of which may not occur. Network Services operating costs as a percentage of Network Services revenue was 80% for both the three-month periods ended September 30, 1996 and 1997. Network Services operating costs include the cost of equipment sold, direct hourly labor and other indirect project costs. Satellite Services operating costs increased to $4.2 million for the three months ended September 30, 1997, from $2.7 million for the three months ended September 30, 1996. Satellite Services operating costs as a percentage of Satellite Services revenue also increased from 53% for the three months ended
September 30, 1996 to 55% for the three months ended September 30, 1997.   This
increase is due to an increase in MCN's sales in the current three-month period as well as the increased volume of equipment sales, both of which provide lower margins than other maritime services. Satellite Services operating costs consist primarily of transponder lease costs and the cost of equipment sold.

     Selling, general and administrative expenses.  Selling, general and
     --------------------------------------------
administrative ("SG&A") expenses for the three months ended September 30, 1997 increased $18.3 million, or 86%, compared to the three months ended September 30, 1996. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of local and long distance telephone services. SG&A expenses as a percentage of total revenue increased from 40% for the three months ended September 30, 1996 to 59% for the three months ended September 30, 1997. There is typically a period of higher administrative and marketing expense prior to the generation of appreciable revenue from newly developed networks or services. The Company expects SG&A expenses for Telecom Services to increase slightly over the near term as a result of hiring new staff to facilitate the marketing and development of local dial tone, local toll, long distance and data transmission services.

     Depreciation and amortization.  Depreciation and amortization increased
     -----------------------------
$4.7 million, or 53%, for the three months ended September 30, 1997, compared to the three months ended September 30, 1996, due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services. The Company reports high levels of depreciation expense relative to revenue during the early years of operation of a new network because the full cost of a network is depreciated using the straight-line method despite the low rate of capacity utilization in the early stages of network operation.

      Net loss on disposal of long-lived assets.  Net loss on disposal of long-
      -----------------------------------------
lived assets decreased from $2.2 million for the three months ended September 30, 1996 to $1.2 million for the three months ended September 30, 1997. Net loss on disposal of long-lived assets for the three months ended September 30, 1996 includes the loss recorded on the sale of four of the Company's teleports used in its Satellite Services operations ($0.2 million) as well as the loss recorded on the disposal of other operating assets ($2.0 million). For the three months ended September 30, 1997, net loss on disposal of long-lived assets primarily relates to losses recorded on the disposal of the Company's investment in its Melbourne network.

     Provision for impairment of long-lived assets.  Provision for impairment of
     ---------------------------------------------
long-lived assets for the three months ended September 30, 1996 includes valuation allowances for the amounts receivable for advances made to the Phoenix network joint venture included in long-term note receivable ($5.8 million), the investments in the Melbourne network ($2.7 million) and the Satellite Services Mexico subsidiary ($0.1 million) and the note receivable from NovoComm, Inc. ($1.3 million).

     Interest expense.  Interest expense increased $5.5 million, from $23.3
     ----------------
million for the three months ended September 30, 1996, to $28.8 million for the three months ended September 30, 1997, which included $27.1 million of non-cash interest. The increase in interest expense is due to the issuance of the 11 5/8% Notes in March 1997. In addition, the Company's interest expense increased, and will continue to increase, because the principal amount of its indebtedness increases until Holdings' senior indebtedness begins to pay interest in cash.

     Interest income.  Interest income decreased $1.5 million, from $6.9 million
     ---------------
for the three months ended September 30, 1996, to $5.4 million for the three months ended September 30, 1997. The decrease is attributable to the decrease in the average balance of cash, cash equivalents and short-term investments during the three months ended September 30, 1997. The Company expects interest income to continue to decrease over time as cash, cash equivalents and short-term investments decline.

     Other, net.  Other, net fluctuated from $3.7 million net expense in the
     ----------
three months ended September 30, 1996 to $0.1 million net income for the three months ended September 30, 1997. Other expense recorded in the three-month period ended September 30, 1996 consists primarily of the write-off of deferred financing costs associated with the conversion or repayment of debt. For the three-month period ended September 30, 1997, other, net consists of miscellaneous other income.

     Minority interest in share of losses, net of accretion and preferred
     --------------------------------------------------------------------
dividends on subsidiary preferred securities.  Minority interest in share of
--------------------------------------------
losses, net of accretion and preferred dividends on subsidiary preferred securities increased $6.6 million, from $3.6 million for the three months ended September 30, 1996 to $10.1 million for the three months ended September 30, 1997. The increase is due primarily to the issuance of the 14% Preferred Stock in March 1997. Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred securities recorded during the current three-month period consists of the accretion of issue costs ($0.1 million) and the accrual of the preferred security dividends ($10.2 million) associated with the 14% Preferred Stock and the 14 1/4% Preferred Stock, offset by minority interest in losses of subsidiaries of $0.2 million.

     Share of losses in joint venture and investment.  Effective October 1,
     -----------------------------------------------
1996, the Company sold its 50% interest in the Phoenix network joint venture. As a result, no share of losses in joint venture was recorded during the three months ended September 30, 1997, as compared to the $0.6 million loss recorded during the comparable period in 1996.

     Net loss.  Net loss increased $22.2 million, or 39%, due to the increases
     --------
in operating costs, SG&A expenses, depreciation and amortization, interest expense and minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock noted above.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenue.  Revenue for the nine months ended September 30, 1997 increased
     -------
$61.9 million, or 46%, from the nine months ended September 30, 1996. Telecom Services revenue increased 66% to $123.2 million due to an increase in network usage for both switched and special access services, offset in part by a decline in average unit pricing. Switched services revenue increased from $31.6 million (43% of Telecom Services revenue) for the nine months ended

September 30, 1996 to $61.7 million (50% of Telecom Services revenue) for the nine months ended September 30, 1997. Switched access (terminating long distance) revenue represented approximately 93% of the Company's switched services revenue component for the nine months ended September 30, 1997, compared to 100% for the nine months ended September 30, 1997. Special access revenue increased from $28.5 million (39% of Telecom Services revenue) for the nine months ended September 30, 1996 to $39.9 million (32% of Telecom Services revenue) for the nine months ended September 30, 1997. Also included in Telecom Services revenue for the nine months ended September 30, 1997 is $21.6 million generated by Zycom, compared to $14.0 million for the same period in 1996. The increase in Zycom revenue for the nine months ended September 30, 1997 as compared to the same period in 1996 relates to changes in the classification of certain operating costs as a result of the Company entering into long-term contracts with its major customers. These costs were netted against revenue during the 1996 period due to the uncertainty of renewal of short-term customer contracts. At September 30, 1997, the Company had 50,551 access lines in service compared to zero at September 30, 1996. Special access network usage reflected in voice grade equivalents ("VGEs") increased 60% from approximately 631,000 VGEs at September 30, 1996, to approximately 1,007,000 VGEs at September 30, 1997. At September 30, 1997, the Company had 2,316 buildings connected to its networks compared to 2,067 buildings connected at September 30, 1996. Additionally, switched minutes of use increased 57% from 1.4 billion minutes during the nine months ended September 30, 1996 to 2.2 billion minutes during the nine months ended September 30, 1997. Revenue from long distance and data services did not generate a material portion of total revenue during either period. Network Services revenue increased 13% to $50.1 million for the nine months ended September 30, 1997 as compared to $44.4 million for the nine months ended September 30, 1996. The increase in Network Services revenue is due to additional projects from new and existing customers. Satellite Services revenue increased $7.2 million, or 47%, to $22.3 million for the nine months ended September 30, 1997. This increase is primarily due to the operations of MCN, which comprised $4.4 million of total Satellite Services revenue for the nine months ended September 30, 1997 compared to $1.0 million during the same period in 1996. The remaining increase can be attributed to the general growth of MTN and its increased sales of C-Band equipment to offshore oil and gas customers.

     Operating costs.  Total operating costs for the nine months ended September
     ---------------
30, 1997 increased $70.9 million, or 66% from the nine months ended September 30, 1996. Telecom Services operating costs increased from $66.8 million, or 90% of Telecom Services revenue, for the nine months ended September 30, 1996, to $126.2 million, or 103% of Telecom Services revenue, for the nine months ended September 30, 1997. The increase in operating costs in absolute dollars is attributable to the increase in switched access services and the addition of engineering and operations personnel dedicated to the development of local exchange services. The increase in operating costs as a percentage of total revenue is due primarily to the increase in switched access services revenue, and the investment in the development of local exchange services without the benefit of substantial corresponding revenue in the same period. Network Services operating costs increased 18% to $40.6 million and increased as a percentage of Network Services revenue from 75% for the nine months ended September 30, 1996 to 81% for the nine months ended September 30, 1997. The increase is due to a substantially lower margin earned on equipment sales (which constituted a larger portion of 1997 revenue) relative to other services and certain indirect project costs included in operating costs during the nine months ended September 30, 1997 which were treated as SG&A expenses during the comparable period in 1996. Satellite Services operating costs increased to $12.2 million for the nine months ended September 30, 1997, from $7.1 million for the nine months ended September 30, 1996. Satellite Services operating costs as a percentage of Satellite Services revenue also increased from 47% for the nine months ended September 30, 1996 to 55% for the nine months ended September
30, 1997.   This increase is due to an increase in MCN's sales in the current nine-month period as well as the increased volume of equipment sales, both of which provide lower margins than other maritime services.

     Selling, general and administrative expenses.  Selling, general and
     --------------------------------------------
administrative ("SG&A") expenses for the nine months ended September 30, 1997 increased $53.8 million, or 93%, compared to the nine months ended September 30, 1996. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of local and long distance telephone services. SG&A expenses as a percentage of total revenue increased from 44% for the nine months ended September 30, 1996 to 57% for the nine months ended September 30, 1997.

     Depreciation and amortization.  Depreciation and amortization increased
     -----------------------------
$12.2 million, or 48%, for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services.

     Net loss on disposal of long-lived assets.  Net loss on disposal of long-
     -----------------------------------------
lived assets decreased from $4.1 million for the nine months ended September 30, 1996 to $1.0 million for the nine months ended September 30, 1997. Net loss on disposal of long-lived assets for the nine months ended September 30, 1996 includes the loss recorded on the sale of four of the Company's teleports used in its Satellite Services operations ($1.1 million), the loss recorded on the disposal of other operating assets ($2.6 million) and a write-down in an investment ($0.4 million). For the nine months ended September 30, 1997, net loss on disposal of long-lived assets primarily relates to losses recorded on the disposal of the Company's investment in its Melbourne network.

     Provision for impairment of long-lived assets.  Provision for impairment of
     ---------------------------------------------
long-lived assets for the nine months ended September 30, 1996 includes valuation allowances for the amounts receivable for advances made to the Phoenix network joint venture included in long-term note receivable ($5.8 million), the investments in the Melbourne network ($2.7 million) and the Satellite Services Mexico subsidiary ($0.1 million) and the note receivable from NovoComm, Inc. ($1.3 million).

     Interest expense.  Interest expense increased $11.8 million, from $70.5
     ----------------
million for the nine months ended September 30, 1996, to $82.3 million for the nine months ended September 30, 1997, which included $77.0 million of non-cash interest. This increase was primarily attributable to an increase in long-term debt, primarily the 11 5/8% Notes and the 12 1/2% Senior Discount Notes due 2006 ("12 1/2% Notes") issued in March 1997 and April 1996, respectively. In addition, the Company's interest expense increased, and will continue to increase, because the principal amount of its indebtedness increases until Holdings' senior indebtedness begins to pay interest in cash.

     Interest income.  Interest income increased $1.7 million, from $15.6
     ---------------
million for the nine months ended September 30, 1996, to $17.3 million for the nine months ended September 30, 1997. The increase is attributable to the increase in cash from the proceeds of the issuances of the 11 5/8% Notes and 14% Preferred Stock in March 1997 and the 12 1/2% Notes and 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2007 (the "14 1/4% Preferred Stock") in April 1996.

     Other, net.  Other, net decreased from $3.9 million net expense in the nine
     ----------
months ended September 30, 1996 to $0.3 million net expense in the nine months ended September 30, 1997. Other expense recorded in the nine-month period ended September 30, 1996 consists primarily of the write-off of deferred financing costs associated with the conversion or repayment of debt and litigation settlement costs. For the nine-month period ended September 30, 1997, other, net consists primarily of litigation settlement costs.

     Minority interest in share of losses, net of accretion and preferred
     --------------------------------------------------------------------
dividends on subsidiary preferred securities.  Minority interest in share of
--------------------------------------------
losses, net of accretion and preferred dividends on subsidiary preferred securities increased $2.9 million, from $22.1 million for the nine months ended September 30, 1996 to $25.0 million for the nine months ended September 30, 1997. The increase is due primarily to the issuance of the 14 1/4% Preferred Stock in April 1996 and the 14% Preferred Stock in March 1997. Offsetting this increase is $12.3 million recorded during the nine months ended September 30, 1996 for the excess of the redemption price over the carrying amount of the 12% redeemable preferred stock of Holdings ("12% Redeemable Preferred Stock")
redeemed in April 1996.   Minority interest in share of losses, net of accretion
and preferred dividends on subsidiary preferred securities recorded during the current nine-month period consists of the accretion of issue costs ($0.6 million) and the accrual of the preferred security dividends ($26.3 million) associated with the 14% Preferred Stock and the 14 1/4% Preferred Stock, offset by minority interest in losses of subsidiaries of $1.9 million.

     Share of losses in joint venture and investment.  Effective October 1,
     -----------------------------------------------
1996, the Company sold its 50% interest in the Phoenix network joint venture. As a result, no share of losses in joint venture was recorded during the nine months ended September 30, 1997, as compared to the $1.6 million loss recorded during the comparable period in 1996.

     Net loss.  Net loss increased $74.9 million, or 50%, due to the increases
     --------
in operating costs, SG&A expenses, depreciation and amortization, interest expense and minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock noted above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's growth has been funded through a combination of equity, debt and lease financing. As of September 30, 1997, the Company had current assets of $469.8 million, including $388.2 million of cash, cash equivalents and short-term investments available for sale, which exceeded current liabilities of $93.0 million, providing working capital of $376.8 million. The Company invests excess funds in short-term, interest-bearing investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's short-term investment objectives are safety, liquidity and yield, in that order.

CASH USED BY OPERATING ACTIVITIES

     The Company's operating activities used $38.8 million and $71.2 million for the nine months ended September 30, 1996 and 1997, respectively. Cash used by operations is primarily due to net losses, which are partially offset by non-cash expenses, such as depreciation and amortization expense, deferred interest expense, preferred dividends on subsidiary preferred stock and changes in working capital items.

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

CASH USED BY INVESTING ACTIVITIES

     Cash used by investing activities was $110.0 million and $304.5 million for the nine months ended September 30, 1996 and 1997, respectively. Cash used by investing activities includes cash expended for the acquisition of property, equipment and other assets, of $97.0 million and $204.2 million for the nine months ended September 30, 1996 and 1997, respectively. The Company will continue to use cash in investing activities in 1997 and subsequent periods for the construction of new networks and the expansion of existing networks. The Company acquired assets under capital leases of $54.9 million for the nine months ended September 30, 1996, which consisted primarily of fiber optic networks included in the Company's agreement with SCE.

CASH PROVIDED BY FINANCING ACTIVITIES

     Financing activities provided $368.6 million and $283.2 million in the nine months ended September 30, 1996 and 1997, respectively. Cash provided by financing activities primarily includes cash received in connection with the private placement of the 12 1/2% Notes and the 14 1/4% Preferred Stock in April 1996, the 11 5/8% Notes and the 14% Preferred Stock in March 1997 and the 6 3/4% Preferred Securities in September 1997. Historically, the funds to finance the Company's business acquisitions, capital expenditures, working capital requirements and operating losses have been obtained through public and private offerings of Holdings-Canada common shares, the Senior Notes, units consisting of senior notes and warrants, redeemable preferred stock, convertible subordinated notes, convertible preferred shares of Holdings-Canada, capital lease financings and various working capital sources, including credit facilities.

     On March 11, 1997, Holdings completed a private placement of 11 5/8% Notes and 100,000 shares of 14% Preferred Stock for net proceeds of approximately $192.4 million. The Company believes the net proceeds of the private placement will improve its operating and financial flexibility over the near term because
(a) the 11 5/8% Notes do not require the payment of cash interest until 2002 and
(b) Holdings has the option to pay dividends on the 14% Preferred Stock in additional shares of 14% Preferred Stock prior to 2002 and the Preferred Stock is not mandatorily redeemable until 2008.

     The 11 5/8% Notes are unsecured senior obligations of Holdings (guaranteed by ICG) that mature on March 15, 2007. Interest will accrue at 11 5/8% per annum beginning March 15, 2002, and is payable each March 15 and September 15, commencing September 15, 2002. Dividends on the 14% Preferred Stock are cumulative at a rate of 14% per annum and are payable quarterly in arrears each March 15, June 15, September 15 and December 15, commencing June 15, 1997. The 14% Preferred Stock has a liquidation preference of $1,000 per share, plus accrued and unpaid dividends, and is mandatorily redeemable in 2008. The 14% Preferred Stock is exchangeable, at the option of Holdings, into 14% senior subordinated exchange debentures of Holdings due 2008, at any time after the exchange is permitted under certain indenture restrictions.

     On September 24, 1997, Funding completed a private placement of 2,300,000 6 3/4% Preferred Securities for net proceeds, after underwriting costs, of approximately $111.6 million. Dividends on the 6 3/4% Preferred Securities are payable quarterly in arrears each February 15, May 15, August 15, and November 15, commencing November 15, 1997. The dividend is payable in cash through November 15, 2000, and in cash or shares of ICG common stock, at the option of Funding, thereafter. The 6 3/4% Preferred Securities have a liquidation preference of $50 per security, plus accrued and unpaid dividends, and are mandatorily redeemable in 2009. The 6 3/4% Preferred Securities are exchangeable at any time prior to November 15, 2009 into shares of ICG common stock at a rate of 2.0812 shares of ICG common stock per preferred security, or $24.025 per share.

     As of September 30, 1997, an aggregate of approximately $72.6 million of capitalized lease obligations and an aggregate accreted value of approximately $859.9 million were outstanding under the 11 5/8% Notes, 12 1/2% Notes and the 13 1/2% Notes. The 11 5/8% Notes require payments of interest to be made in cash commencing on March 15, 2002 and mature on March 15, 2007. The 12 1/2% Notes require payments of interest to be made in cash commencing on November 1, 2001 and mature on May 1, 2006. The 13 1/2% Notes require payments of interest to be made in cash commencing on March 15, 2001 and mature on September 15, 2005. The 6 3/4% Preferred Securities require payments of dividends to be made in cash commencing November 15, 1997 through November 15, 2000. In addition, the 14% Preferred Stock and 14 1/4% Preferred Stock require payment of dividends to be made in cash commencing June 15, 2002 and August 1, 2001, respectively.
As of September 30, 1997, the Company had $8.4 million of other indebtedness outstanding. The Company may also have additional payment obligations prior to such time, the amount of which cannot presently be determined. The Company's cash on hand and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand its Telecom Services business as currently planned and to fund its operating deficits through 1997 and 1998. With respect to indebtedness currently outstanding, the Company has interest payment obligations of approximately $113.3 million in 2001, $158.0 million in 2002 and $168.1 million in 2003. With respect to preferred securities and preferred stock currently outstanding, the Company has cash dividend obligations of approximately $1.3 million in 1997, $8.9 million in each of 1998, 1999, and 2000, $21.5 million in 2001, $57.0 million in 2002 and $70.9 million in 2003. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to March 2001. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness, including such capitalized leases, or obtain such additional funds, and if the Company is unable to effect such refinancings or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness or make payments of cash dividends on, or the mandatory redemption of, its preferred securities and preferred stock, would be adversely affected.

CAPITAL EXPENDITURES

     The Company expects to continue to generate negative cash flow from operating activities while it emphasizes development, construction and expansion of its business and until the Company establishes a sufficient revenue-generating customer base. The Company's capital expenditures (including assets acquired under capital leases) were $39.5 million and $71.6 million for the three months ended September 30, 1996 and 1997, respectively, and $151.9 million and $204.2 million for the nine months ended September 30, 1996 and 1997, respectively. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services will require capital expenditures of approximately $66.0 million during the last quarter of 1997 and approximately $300.0 million during 1998.
To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company must purchase a substantial amount of equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

GENERAL

     The Company's operations have required and will continue to require significant capital expenditures for development, construction, expansion and acquisition of telecommunications assets. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flows. In addition to the Company's planned capital expenditures, it has other cash commitments as described in the footnotes to the Company's unaudited Consolidated Financial Statements for the nine months ended September 30, 1997 included elsewhere herein.

     In view of the anticipated negative cash flow from operating activities, the continuing development of the Company's products and services, the expansion of existing networks and the construction, leasing and licensing of new networks, the Company will require additional amounts of cash in the future from outside sources. Management believes that the Company's cash on hand and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand its Telecom Services business as currently planned and to fund its operating deficits through 1997 and 1998. Additional sources of cash may include public and private equity and debt financings, sales of non-strategic assets, capitalized leases and other financing arrangements. The Company may require additional amounts of equity capital in the near term. In the past, the Company has been able to secure sufficient amounts of financing to meet its capital expenditure needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company.

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

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         See Note 5 (d) to the Company's unaudited Consolidated Financial Statements for the nine months ended September 30, 1997 contained elsewhere in this Quarterly Report.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

ITEM 5.  OTHER INFORMATION
         -----------------

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (A) EXHIBITS
             --------

              (10.1) Amendment No. 2 to the ICG Communications, Inc. 1996 Stock Option Plan.

              (10.2) Employment Agreement, dated October 17, 1997, between Communications Buying Group, Inc. and Robert Daly.

              (27.1)  Financial Data Schedule.

         (B) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed
             -------------------
             by the Registrants during the three months ended September 30, 1997:

               ICG COMMUNICATIONS, INC.
               ICG HOLDINGS (CANADA), INC.
               ICG HOLDINGS, INC.:          Current Report on Form 8-K, dated
                                            September 18, 1997, announcing the
                                            offering of approximately $100.0
                                            million of Exchangeable Limited
                                            Liability Company Preferred
                                            Securities by ICG Funding, LLC.

                                            Current Report on Form 8-K, dated
                                            September 29, 1997, announcing the
                                            completed private placement of
                                            $115.0 million of Exchangeable
                                            Limited Liability Company Preferred
                                            Securities.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 1997.



                                    ICG COMMUNICATIONS, INC.





Date:  November 5, 1997           By: /s/ James D. Grenfell
                                      _______________________________________
                                      James D. Grenfell, Executive Vice
                                      President and Chief Financial Officer



Date:  November 5, 1997           By: /s/ Richard Bambach
                                      _______________________________________
                                      Richard Bambach, Vice President and
                                      Corporate Controller

                               INDEX TO EXHIBITS
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549