Form 10-K
period 1997-12-31
ICG COMMUNICATIONS INC
filed 1998-03-31
CIK 1013240

FORM 10-K.--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                                       or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                      (Commission file Number 1-11965) ICG
                              COMMUNICATIONS, INC.
                       (Commission file Number 333-40495)
                                ICG FUNDING, LLC
                      (Commission file Number 1-11052) ICG
                             HOLDINGS (CANADA), INC.
                      (Commission file Number 33-96540) ICG
                                 HOLDINGS, INC.
           (Exact names of Registrants as specified in their charters)

---------------------------------------- ---------------------------------------
Delaware                                  84-1342022
Delaware                                  84-1434980
Canada                                    Not applicable
Colorado                                  84-1158866
(State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)
---------------------------------------- ---------------------------------------
161 Inverness Drive West,
Englewood, Colorado 80112                 Not applicable

161 Inverness Drive West,
Englewood, Colorado 80112                 Not applicable

1710-1177 West Hastings Street            c/o ICG Communications, Inc.
Vancouver, BC V6E 2L3                     161 Inverness Drive West
                                          P.O. Box 6742
                                          Englewood, Colorado 80155-6742

161 Inverness Drive West                  Not applicable
Englewood, Colorado 80112
(Address of principal executive offices)  (Address of U.S. agent for service)
--------------------------------------------------------------------------------
Registrants' telephone numbers, including area codes:  (888) 424-1144 or
                                                       (303) 414-5000

Securities registered pursuant to Section 12(b) of the Act:
--------------------------------------------------------------------------------
                                          Name of each exchange
  Title of each class                     on which registered
---------------------------------------- ---------------------------------------
Common Stock, $.01 par value              Nasdaq National Market
(44,621,254 shares outstanding on
March 26, 1998)
Not applicable                            Not applicable
Class A Common Shares, no par value       Not applicable
(31,822,756  shares outstanding on
March 26, 1998)
Not applicable                            Not applicable
---------------------------------------- ---------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
--------------------------------------------------------------------------------
                                 Title of class
--------------------------------------------------------------------------------
                                 Not applicable
                                 Not applicable
                                 Not applicable
                                 Not applicable
--------------------------------------------------------------------------------



     Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 26, 1998 the aggregate market value of ICG Communications, Inc. Common Stock held by non-affiliates (using the closing price of $41.75 on March 26, 1998) was approximately $1,862,937,355.

ICG Communications, Inc. owns all of the issued and outstanding common securities of ICG Funding, LLC.

On March 26, 1998, the aggregate market value of ICG Holdings (Canada), Inc. Class A Common Shares held by non-affiliates (using the closing price of ICG Communications, Inc. Common Stock of $41.75 on March 26, 1998), was approximately $991,145.

ICG Holdings (Canada), Inc. owns all of the issued and outstanding shares of Common Stock of ICG Holdings, Inc.

                                TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5
  ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .         5
    Overview  . . . . . . . . . . . . . . . . . . . . . . . . . . .         5
    Recent Developments . . . . . . . . . . . . . . . . . . . . . .         6
    Telecom Services  . . . . . . . . . . . . . . . . . . . . . . .         8
      Strategy  . . . . . . . . . . . . . . . . . . . . . . . . . .         9
      Telecom Services Networks . . . . . . . . . . . . . . . . . .        10
      Services. . . . . . . . . . . . . . . . . . . . . . . . . . .        12
      Industry. . . . . . . . . . . . . . . . . . . . . . . . . . .        15
    Network Services  . . . . . . . . . . . . . . . . . . . . . . .        16
    Satellite Services  . . . . . . . . . . . . . . . . . . . . . .        17
    Customers And Marketing . . . . . . . . . . . . . . . . . . . .        18
    Competition . . . . . . . . . . . . . . . . . . . . . . . . . .        19
    Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . .        22
    Employees . . . . . . . . . . . . . . . . . . . . . . . . . . .        26
  ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . .        27
  ITEM 3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . .        27
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . .        27

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        28
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . .        28
  ITEM 6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . .        29
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . .        32
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . .        53
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES . . . . . . . . . .        54

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        55
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANTS. . . . .        55
    Executive Officers of ICG . . . . . . . . . . . . . . . . . . .        56
    Directors of ICG  . . . . . . . . . . . . . . . . . . . . . . .        57
    Directors and Executive Officers of ICG Funding,
    Holdings-Canada and Holdings. . . . . . . . . . . . . . . . . .        58
  ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .        60
    Director Compensation . . . . . . . . . . . . . . . . . . . . .        60
    Compensation Committee Interlocks and Insider Participation . .        60
    Board Compensation Committee Report on Executive Compensation .        60
    Executive Compensation  . . . . . . . . . . . . . . . . . . . .        62
      Summary Compensation Table. . . . . . . . . . . . . . . . . .        63
      Option/SAR Grants in Last Fiscal Year . . . . . . . . . . . .        65
      Aggregated Option Exercises in Last Fiscal Year End
      Option Values . . . . . . . . . . . . . . . . . . . . . . . .        66
      Ten-Year Option/SAR Repricings. . . . . . . . . . . . . . . .        66
    Executive Employment Contracts  . . . . . . . . . . . . . . . .        68

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .        70
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .        72

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        74
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORT ON
           FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . .        74
    Financial Statements. . . . . . . . . . . . . . . . . . . . . .        74
    Report on Form 8-K. . . . . . . . . . . . . . . . . . . . . . .        83
    Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . .        83
    Financial Statement Schedule  . . . . . . . . . . . . . . . . .        83

FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . .       F-1

FINANCIAL STATEMENT SCHEDULE. . . . . . . . . . . . . . . . . . . .       S-1

                                     PART I


     Unless the context otherwise requires, the term "Company" or"ICG" means the combined business operations of ICG Communications, Inc. ("ICG") and its subsidiaries, including ICG Funding, LLC ("ICG Funding"), ICG Holdings (Canada), Inc. ("Holdings-Canada") and ICG Holdings, Inc. ("Holdings"); the terms "fiscal" and "fiscal year" refer to ICG's fiscal year ending December 31 for 1997 and September 30 for years prior to 1997. The Company changed its fiscal year end to December 31 from September 30, effective January 1, 1997. All dollar amounts are in U.S. dollars.

ITEM 1. BUSINESS

Overview

     The Company is one of the nation's leading integrated communications providers ("ICPs") of competitive communications services, based on estimates of the industry's 1997 revenue. ICPs seek to provide an alternative to incumbent local exchange carriers ("ILECs"), long distance carriers, Internet service providers ("ISPs") and other communications service providers for a full range of communications services in the increasingly deregulated telecommunications industry. Through its competitive local exchange carrier ("CLEC") operations, the Company operates networks in four regional clusters covering major metropolitan statistical areas in California, Colorado, Ohio and the Southeast. The Company also provides a wide range of network systems integration services, maritime and international satellite transmission services, and subsequent to January 21, 1998, a variety of Internet connectivity and other value-added
Internet services. As a leading participant in the rapidly growing competitive local telecommunications industry, the Company has experienced significant growth, with total revenue increasing from approximately $111.6 million for fiscal 1995 to approximately $273.4 million for fiscal 1997.

     The Federal Telecommunications Act of 1996 (the "Telecommunications Act") and pro-competitive state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Due to these regulatory changes, the Company is now permitted to offer all interstate and intrastate telephone services, including competitive local dial tone. The Company is marketing and selling local dial tone services in major metropolitan areas in the following regions: California, which began service in late January 1997, followed by Ohio in February 1997, Colorado in March 1997 and the Southeast in May 1997. During fiscal 1997, the Company sold approximately 178,000 local access lines, of which approximately 141,000 were in service as of December 31, 1997. As a complement to its local exchange service, the Company has begun marketing bundled service offerings which include long distance, enhanced telecommunications services and data services. The Company has 19 operating high capacity digital voice switches and 15 data communications switches, and plans to install additional switches as demand warrants.

     In developing its telecommunications service offerings, the Company continues to invest significant resources to expand its network. This expansion is being undertaken through a combination of constructing owned facilities, entering into long-term agreements with other telecommunications carriers, establishing strategic alliances with utility companies and through mergers and acquisitions. See "-Recent Developments."

Recent Developments

     Merger with NETCOM On-Line Communication Services, Inc. On January 21, 1998, the Company completed a merger with NETCOM On-Line Communication Services, Inc. ("NETCOM") ("NETCOM Merger"). Located in San Jose, California, NETCOM is a provider of Internet connectivity and World Wide Web ("Web") site hosting services and other value-added services. For calendar years 1995, 1996 and 1997, NETCOM reported revenue of approximately $52.4 million, $120.5 million and $160.7 million, respectively, and EBITDA losses of approximately $(6.3) million, $(20.3) million and $(1.7) million, respectively. The Company will account for the business combination under the pooling of interests method of accounting.

     At the effective time of the NETCOM Merger, each outstanding share of NETCOM common stock, $.01 par value, became automatically convertible into shares of ICG common stock at an exchange ratio of 0.8628 shares of ICG common stock per NETCOM common share. As a result of this transaction, the Company expects to issue an estimated 10.2 million shares of ICG common stock for the NETCOM common shares outstanding on January 21, 1998. Cash will be paid in lieu of any fractional shares.

     The Company believes that the NETCOM Merger will create a full-service business communications company providing a single source for a complete range of voice, data, Internet, Web site hosting and other communications services over an extensive fiber optic network. Currently, approximately one-half of NETCOM's customers are located in the Company's existing network territory. It is anticipated that the NETCOM Merger will enable the combined entity to better utilize ICG's fiber and frame relay networks by providing NETCOM with extensive network infrastructure for the on-net transportation of its Internet traffic.

     Announcement of New Service Offerings. In March 1998, the Company announced its plans to offer long distance service via Internet protocol ("IP") technology at rates as low as 5.9 cents per minute. This service will be offered in 166 cities across the nation, covering 90% of the U.S. long distance market, by the end of fiscal 1998. ICG and NETCOM will begin to market this service over the Internet and through its inbound telemarketing center in the second quarter of 1998. The Company also plans to offer by the end of fiscal 1998 competitively priced high-speed data transmission services via digital subscriber line ("DSL") technology to all business and end user customers within its existing regional clusters. DSL technology utilizes the existing twisted copper pair connection to the business or end user, giving the customer significantly greater bandwidth when connecting to the Internet.

     Acquisition of Communications Buying Group, Inc. On October 17, 1997, the Company purchased approximately 91% of the outstanding capital stock of Communications Buying Group, Inc. ("CBG"), an Ohio based local exchange and centrex reseller (the "CBG Acquisition"). The Company paid total consideration of approximately $46.5 million, plus the assumption of certain liabilities. Separately, on October 17, 1997, the Company sold approximately $16.0 million of common stock, $.01 par value ("Common Stock"), to certain shareholders of CBG. The Company purchased the remaining approximately 9% interest of CBG on March 24, 1998 for approximately $2.9 million in cash.

     CBG focuses its sales and marketing efforts on small to medium-sized businesses in certain cities in Ohio and provides a one-stop solution for the local and long distance needs of its customers. For calendar years 1996 and 1997, CBG's revenue was approximately $21.4 million and $33.8 million, respectively, and EBITDA losses were approximately $(1.0) million and $(3.2) million, respectively.

     The Company believes that the business strategy of CBG is closely aligned with the Company's business strategy and that it can successfully leverage the services offered by CBG to enhance the Company's offering of similar services in its existing Ohio markets, including all those currently served by CBG. As of December 31, 1997, the acquisition of CBG has more than doubled the Company's sales presence in Ohio to approximately 91 people. In addition, the Company believes that its ability to migrate, over time, a portion of CBG's existing customer base to its fiber optic facilities offers significant cost savings. The Company believes that the transaction has significantly furthered its goal of becoming the dominant alternative to the ILEC in Ohio.

     Network Expansion. The Company continues to expand its network footprint through several strategic initiatives with utility companies and other telecommunication carriers. In January 1997, the Company announced an agreement with a subsidiary of The Southern Company ("Southern") that will permit the Company to construct a 100-mile fiber optic network in the Atlanta metropolitan area. In June 1997, the Company entered into an indefeasible right of use ("IRU") agreement with Qwest Communications Corporation for approximately 1,800 miles of fiber optic network and additional broadband capacity in California, Colorado, Ohio and the Southeast. The Company expects this new capacity will be used for the transmission of local, long distance and data communications services in and between the Company's markets.

     CSW Strategic Alliance. In January 1997, the Company announced a strategic alliance with Central and South West Corporation ("CSW") which was formed for the purpose of developing and marketing telecommunications services in Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas. The venture entity, a limited partnership named CSW/ICG ChoiceCom, L.P. ("ChoiceCom"), is based in Austin, Texas. CSW holds 100% of the interest in ChoiceCom and the Company has an option to purchase a 50% interest at any time prior to July 1, 2003.
Subsequent to July 1, 1999, if the Company has not exercised its purchase option, CSW will have the right to sell, at a price pursuant to the terms of the limited partnership agreement, either 51% or 100% of the partnership interest in ChoiceCom to the Company. CSW and the Company each have two representatives on the Management Committee of the general partner of ChoiceCom. ChoiceCom is currently offering local exchange, long distance and long haul services in Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas and other selected areas of Texas and may offer these services as well as data communications and other services in Arkansas, Louisiana and Oklahoma.

     Financings. In March 1997, the Company raised net proceeds of $192.4 million from the sale of 11 5/8% Senior Discount Notes due 2007 (the "11 5/8% Notes") of Holdings and 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 (the "14% Preferred Stock") of Holdings. Cash interest on the 11 5/8% Notes accrues at 11 5/8% per annum beginning March 15, 2002 and is payable each March 15 and September 15, commencing September 15, 2002. The 14% Preferred Stock accrues dividends quarterly at a rate of 14% per annum. Dividends are payable quarterly in cash or, on or prior to March 15, 2002, at the sole option of Holdings, in additional shares of 14% Preferred Stock. The 11 5/8% Notes and the 14% Preferred Stock have been registered under the Securities Act.

     In September and October 1997, the Company's new wholly owned subsidiary, ICG Funding, LLC, a Delaware limited liability company, completed a private placement of $132.25 million of Exchangeable Limited Liability Company Preferred Securities (the "6 3/4% Preferred Securities"). The 6 3/4% Preferred Securities are mandatorily redeemable November 15, 2009 at the liquidation preference of $50.00 per security, plus accrued and unpaid dividends. Dividends on the 6 3/4% Preferred Securities are cumulative at the rate of 6 3/4% per annum and are payable in cash through November 15, 2000 and, thereafter, in cash or shares of Common Stock at the option of ICG Funding. The 6 3/4% Preferred Securities are exchangeable, at the option of the holder, into Common Stock at an exchange price of $24.025 per share, subject to adjustment. ICG Funding may, at its option, redeem the 6 3/4% Preferred Securities at any time on or after November 18, 2000. Prior to that time, ICG Funding may redeem the 6 3/4% Preferred Securities if the current market value of Common Stock equals or exceeds the exchange price, for at least 20 days of any consecutive 30-day trading period, by 170% prior to November 16, 1998; by 160% from November 16, 1998 through November 15, 1999; and by 150% from November 16, 1999 through November 15, 2000. The 6 3/4% Preferred Securities and the Common Stock issuable upon exchange of such securities have been registered under the Securities Act.

     In February 1998, the Company raised proceeds, net of underwriting costs, of approximately $291.6 million from the sale of 10% Senior Discount Notes due 2008 (the "10% Notes") of ICG Services, Inc., a Delaware corporation and newly formed, wholly owned, unrestricted subsidiary of ICG ("ICG Services"). Cash interest on the 10% Notes accrues at 10% per annum beginning February 15, 2003 and is payable each February 15 and August 15, commencing August 15, 2003. The 10% Notes will be redeemable at the option of ICG Services, in whole or in part, on or after February 15, 2003. ICG Services is obligated to register the 10% Notes under the Securities Act.

     ICG Equipment, Inc. In January 1998, the Company formed ICG Equipment, Inc., a Colorado corporation and wholly owned subsidiary of ICG Services ("ICG Equipment"). Holdings' subsidiaries intend to enter into arrangements with ICG Equipment to purchase or lease telecommunications equipment, software and capacity and related services. The equipment and services provided to Holdings' subsidiaries will be utilized to upgrade and expand its network infrastructure to take full advantage of the opportunities and cost savings available as a result of the acquisitions made by ICG Services. Any such arrangements will be on an arm's length basis and on comparable terms that Holdings' subsidiaries would be able to obtain from a third party.

Telecom Services

     The Company  operates  local  exchange  networks in the  following  markets within its four regional clusters: California (Sacramento, San Diego and portions of the Los Angeles and San Francisco metropolitan areas); Colorado (Denver, Colorado Springs and Boulder); Ohio (Akron, Cleveland, Columbus, and Dayton) and the Southeast (Birmingham, Charlotte, Louisville, and Nashville). The Company plans to build a network in Atlanta, Georgia in conjunction with Southern. Through its strategic alliance with CSW, the Company is offering services in Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas and other selected areas of Texas, and may offer services in Arkansas, Louisiana and Oklahoma in the future. See "-Recent Developments." The Company will continue to expand its network through construction, leased facilities and strategic alliances and through acquisitions. The Company's operating networks have grown from 627 fiber route miles at the end of fiscal 1995 to 3,043 fiber route miles as of December 31, 1997. Telecom Services revenue has increased from approximately $32.3 million for fiscal 1995 to approximately $177.7 million for fiscal 1997.

     The Company's new subsidiary, NETCOM, is a leading provider of high quality Internet solutions to individuals and small and medium-sized businesses in the United States and also provides the same high quality Internet solutions in Canada and the United Kingdom. NETCOM offers a broad spectrum of Internet solutions designed to enhance customer productivity through the integration and application of technologies by providing a comprehensive software platform to interface with the Web, premium quality Internet access and support services and on-line tools to automate Web site creation and development. These offerings have led to significant growth, with revenue increasing from approximately $2.4 million for 1993 to approximately $160.7 million for the calendar year ended December 31, 1997. In January 1997, NETCOM announced plans to migrate its customer focus away from high volume, low margin consumer customers to higher margin products for small and medium-sized business customers.

Strategy

     The  Company's  objective  is to be a  premier  provider  of  high  quality
communications  services  to  its  targeted  business,   carrier  and  end  user
customers. The key elements of this strategy are:

     Increase Revenue and Margins through Bundled Services to Business End Users. The Company believes that customers are increasingly demanding a broad, full service approach to providing telecommunications services. By offering integrated technology-based communications solutions, management believes the Company will be better able to capture business from telecommunications-intensive commercial accounts. To this end, the Company plans to complement its competitive local and long distance telecommunications offerings with its recently announced IP telephony service and the Internet products developed by NETCOM, and cross-market these combined products through ICG's direct sales force. Additionally, NETCOM intends to market ICG's telecommunications products to its small and medium-sized business customer base over the Internet. Management believes a targeted business end user strategy can better leverage ICG's network footprint and telecommunications investment.

     Concentrate Networks in Regional Clusters. The Company believes that by focusing on regional clusters it will be able to more effectively service its customers' needs and efficiently market, operate and control its networks and expanded service offerings. As a result, the Company has concentrated its networks in regional clusters serving major metropolitan areas in California, Colorado, Ohio and the Southeast. The Company is expanding its network footprint to include certain cities in Texas through a strategic alliance with CSW and intends to further expand its network footprint to include Atlanta, Georgia through its agreement with Southern. In addition, NETCOM may be able to realize extensive cost synergies by focusing future growth within ICG's existing footprint. For example, a significant portion of NETCOM's customer base is located in California. To the extent feasible, NETCOM will route its Internet traffic over ICG's California network. NETCOM plans to continue to operate and grow its business in the United States outside of ICG's network footprint and in Canada and the United Kingdom. See "-Recent Developments."

     Network Connectivity. Significant amounts of telecommunications traffic are carried within the Company's regional clusters. Management believes that integrating these clusters through the connection of individual networks will provide significant benefits, including cost advantages. These cost advantages would result from the Company's ability to carry regional traffic on-net, thereby improving operating margins by reducing payments to other carriers for the use of their facilities. Accordingly, the Company is in the process of connecting networks within each of its California, Colorado and Ohio clusters with intrastate fiber optic cable.

     Alliances with Utilities. The Company has established strategic alliances with utility companies to take advantage of their existing fiber optic infrastructures and customer relationships. This approach affords the Company the opportunity to license or lease fiber optic facilities on a long-term basis, which is more timely and cost effective than constructing facilities. In addition, utilities possess conduit and other facilities that enable the Company to more easily install additional fiber to extend existing networks in a given market. Finally, management expects these strategic alliances to combine the Company's expertise in providing high quality telecommunications services with the utility's name recognition and customer relationships in marketing telecommunications products and services to the utility's customer base.

     Integrate   Investments   and  Expand.   The  Company  expects  to  acquire
telecommunications, Internet and related businesses that complement ICG's business strategy to offer a wide array of telecommunications, Internet and related services, primarily to business customers. Acquisition targets could include U.S. and foreign CLECs, ISPs and long distance companies, among others. The Company intends to make future acquisitions primarily through the use of Common Stock, cash on hand and the proceeds from securities offerings.

Telecom Services Networks

     The Company's networks are generally comprised of fiber optic cables, switching facilities, advanced electronics, transmission equipment and related wiring and equipment. The Company typically designs a ring architecture with a view toward making the network accessible to the largest concentration of telecommunication intensive businesses in a given market.

     The Company's networks are generally configured in redundant synchronous optical network ("SONET") rings that offer the advantage of uninterrupted service in the event of a fiber cut or equipment failure, resulting in limited outages and increased network reliability. The Company generally markets its services at prices below those charged by the ILEC. Management believes these factors combine to create a more reliable and cost effective alternative to ILEC networks and services.

     The Company's networks are constructed to access long distance carriers as well as areas of significant end user telecommunications traffic in a cost efficient manner. The construction period of a new network varies depending upon the scope of the activities, such as the number of backbone route miles to be installed, the initial number of buildings targeted for connection to the network backbone and the general deployment of the network infrastructure. Construction is planned to allow revenue-generating operations to commence prior to the completion of the entire network backbone. When constructing and relying principally on its own facilities, the Company has experienced a period of 12 to 18 months from initial design of a network to revenue generation for such network. Based upon its experience of using ILEC facilities to provide initial customer service and the Company's agreements to use utilities' existing fiber, the Company has experienced revenue generation within nine months after commencing network design. After installing the initial network backbone, extensions to additional buildings and expansions to other regions of a metropolitan area are evaluated, based on detailed assessments of market potential. The Company is currently expanding all of its existing networks to reduce its reliance on the ILECs and evaluating development of new networks both inside and outside its existing regional clusters.

     The Company's network monitoring center in Denver monitors and manages the Company's transport networks and provides high-level monitoring of the Company's local exchange switches. Additionally, the Company contracts with Lucent Technologies, Inc. for detailed performance monitoring of its local exchange switches. Centralized electronic monitoring and control of the Company's networks allows the Company to avoid duplication of this function in each city, thereby reducing costs.

     Switched services involve the transmission of voice, video or data to long distance carrier-specified or end user-specified termination sites. By contrast, the special access services provided by the Company and other CLECs involve a fixed communications link or "pipe," usually between an end user and a specific long distance carrier's point of presence ("POP"). With a switch and interconnection to various carriers' networks, it is possible for the Company to direct a long distance carrier's traffic to any end user regardless of whether the end user is physically connected to the Company's owned or leased network. In addition, a switch is required in order for the Company to provide the full range of local telephone services. The Company is marketing and selling competitive local dial tone services in California, Colorado, Ohio and the Southeast. See "-Regulation-State Regulation."

     NETCOM owns and operates a data communications network consisting of 17 hubs containing frame relay switches and high-performance routers connecting a backbone of leased Asynchronous Transfer Mode ("ATM") switches and leased high-speed dedicated data lines in the United States, Canada and the United Kingdom. NETCOM maintains 247 POPs in the United States and Canada and also offers virtual local access numbers in Canada and the United Kingdom. The design and architecture of the physical network permits NETCOM to offer highly flexible, reliable high-speed services to its customers and support significant subscriber growth. The NETCOM infrastructure is monitored by network operations centers ("NOCs") in San Jose, California, Dallas, Texas, Toronto, Canada and London, England.

Services

     The Company's competitive local exchange services include local dial tone, long distance, data services, special access and interstate and intrastate switched access services. Competitive local dial tone services consist of basic local exchange lines and trunks for business, related line features (such as voice mail, Direct Inward Dialing (DID), hunting and custom calling features), local calling, and intraLATA, also called local toll, calling. The Company believes that having a full complement of communications services, including local and long distance services, will strengthen its overall market position and help the Company to better penetrate the local exchange marketplace. The Company has also developed long distance services, including calling and debit cards, to complement its local exchange services family of products. The Company recently announced plans to offer a bundled service of local, long distance and data services, including Internet services, delivered over a T-1 connection. This service will be offered primarily to ICG's larger business customers.

     The Company announced its initial offering of long distance services in May 1997. The target customers for such services are the Company's existing and end user customers. The Company's existing switches have facilitated the entry into this business and reduced its cost of obtaining long distance transmission capacity. However, the Company has been reliant on other carriers to provide transmission and termination of long distance traffic. Therefore, the Company has entered into transmission agreements, which typically provide for transmission on a per minute basis, with long distance carriers to fulfill such needs. To reduce its cost of services, the Company may lease point-to-point circuits on a monthly or longer term fixed cost basis where it anticipates high traffic volume.

     The Company recently announced its plans to offer IP long distance services priced as low as 5.9 cents per minute in 166 markets by the end of 1998. The Company plans to carry the IP traffic over NETCOM's data backbone network and terminate a large portion of the traffic via NETCOM's 238 POPs in the United States, thereby eliminating terminating access charges. If a call cannot be terminated over ICG's facilities, it will be billed at a rate of 7.6 cents per minute. The Company expects to begin offering this service during the second quarter of 1998, initially targeting NETCOM's existing customer base of over 500,000 customers. The Company plans to market this product via the Internet and through the Company's inbound telemarketing center.

     The Company also announced that it will offer DSL services with speeds ranging from 144kbps to 9mbps to offer its customers high-speed Internet access. The Company plans to lease unbundled local loops from the ILEC in the respective market and install its DSL equipment in the ILEC central office and the customer's premises. This service will be offered primarily to the small business and work-at-home markets, which historically have been a large percentage of NETCOM's customer base.

     To complement its telecommunications services offerings, the Company announced its initial offering of data communications services in California, Colorado and Ohio during the first quarter of 1997. These services targeted the Company's existing customers and other businesses with substantial data communications requirements. Although to date, the Company has not generated substantial revenue from such services, the Company expects that its new service offerings, including its IP telephony strategy and DSL technology, and NETCOM's extensive experience providing data transmission services, will allow the Company to significantly enhance its presence within the data communications market during fiscal 1998.

     Private line services are generally used to connect the separate locations of a single business outside of local access and transport area ("LATA"). Special access services are generally used to connect end user customers to a long distance telephone carrier's facilities, to connect long distance carrier's facilities to the local telephone company's central offices, and to connect different facilities of the same long distance carrier or facilities of different long distance carriers all within the same local calling area or LATA. As part of its initial "carrier's carrier" strategy, the Company targeted the transport between long distance company facilities and the local telephone company central offices, and, for high volume customers, between the long distance company and the end user customer's office. In order to leverage its significant network investment, the Company has markets its services directly to end user business customers.

     The Company's interstate and intrastate switched access services include the transport and switching of calls between the long distance carrier's facilities and either the local telephone company central offices or end users. By performing the switching services, the Company can reduce the long distance carriers' local access costs, which constitute their major operating expense. The Company has experienced negative operating margins from the provision of wholesale switched services because it relies on ILEC networks to terminate and originate customers' switched traffic. The Company has recently raised prices on its wholesale switched services product in order to improve margins and is de-emphasizing its wholesale switched services to free up switch port capacity for its higher margin dial tone product. In addition, as the Company provides a greater portion of the local segment of a call, the Company expects to experience improved operating margins.

     The Company's Signaling System 7 ("SS7") services provide signaling connections between long distance and local exchange carriers, and between long distance carriers' networks. SS7, known as look-ahead routing, is used by local exchange companies, long distance carriers, wireless carriers and others to signal between network elements, creating faster call set-up, resulting in a more efficient use of network resources. SS7 is now the standard method for telecommunications signaling worldwide. The Company has deployed signal transfer points ("STPs") throughout its networks to efficiently route SS7 data across the United States. SS7 is also the enabling technology for advanced intelligence network platforms, a set of services and signaling options that carriers can use to create new services or customer options. Carriers purchase connections into the Company's SS7 network, and also purchase connections to other carriers (local and long distance) on a monthly recurring basis.

     In August 1996, the Company acquired the SS7 business of Pace Network Services, Inc., a division of Pace Alternative Communications, Inc. The Company has also developed a nationwide SS7 service with Southern New England Telephone ("SNET"), one of the nation's ten largest local exchange carriers. The Company believes that, together with SNET, it is one of the largest independent suppliers of SS7 services. The Company's STPs are integrated with two SNET "gateway" STPs in Connecticut.

     NETCOM. Through its merger with NETCOM, the Company currently provides Internet solutions principally through dial-up, direct access and Web site hosting services. Direct access and Web site hosting services provide higher revenue per customer and higher margins than dial-up services. NETCOM also receives revenue from value-added services such as security, anti-virus and data storage.

     Dial-Up Services. NETCOM's dial-up customers receive an integrated Internet solution consisting of high quality access, software and 24 hours a day, seven days a week, automated customer support. NETCOM dial-up customers connect directly to the Internet via NETCOM's network which provides high speed, reliable access. All NETCOM dial-up accounts allow access to the Internet's resources, including E-mail, the Web and USENET newsgroups. In addition, NETCOM dial-up customers can receive a one megabyte ("Mb") personal Web page, access to a daily customized newspage via E-mail, and access to on-line financial, corporate and market information and analytical tools. Enhanced services available to dial-up customers include features such as additional E-mail addresses, enhanced support offerings, software and virus updates, access to research libraries, domain name service, monthly back-up, 10 Mb data storage, 750 Mb per month data transfer capability and premium service and technology support.

     NETCOM customers can quickly register using NETCOMplete software, available for both Windows and Macintosh platforms via compact disk, and set up a NETCOM account by following a sequence of simple, on-screen steps. All of the software needed to connect and access the Internet is automatically installed and configured, eliminating the need for complex set up procedures. NETCOMplete also provides an easy-to-use interface as well as software from leading industry participants, bookmark managers, off-line browsers and additional software that enhances a customer's Internet experience. Revenue from dial-up services increased from $102.9 million for the calendar year ended December 31, 1996 to $133.7 million for the calendar year ended December 31, 1997, representing approximately 85% and 83%, respectively, of total NETCOM revenue for such periods.

     Direct Access Services. NETCOM offers a full suite of high-speed dedicated Internet connection and service products which provide its small and medium-sized business customers with direct access to the full range of Internet applications. These Internet services are offered to businesses over leased lines at various speeds, including 56 Kbps, T-1 and T-3 levels, depending upon the customer's needs. Through its direct access product line, NETCOM offers Internet access services including domain name and Internet protocol address, router configurations, on-line usage statistics and security consultation. There are generally no usage charges for any of NETCOM's dedicated customers, and E-mail service and USENET news feed are provided at no additional charge. Direct network connection requires the customer to obtain a leased line from ICG or another local telephone company. NETCOM provides an Internet connection based on frame relay technology provided by local telephone carriers. Revenue from direct access services increased from $16.3 million for the calendar year ended December 31, 1996 to $19.5 million for the calendar year ended December 31, 1997, representing approximately 14% and 12%, respectively, of total NETCOM revenue for such periods.

     Web Site Hosting Services. NETCOM offers Web site hosting services to its small and medium-sized business customers as well as to individuals. Web site hosting services include client domain name registration, hosting and site maintenance. Services provided are fully scalable but would, in a typical package, include domain name registration, 10 E-mail addresses, access to NETCOM's on-line business center, CGI scripting (which enables visitors to the Web site to leave their names and addresses), weekly back-up service, 50 Mb of data storage, 1,000 Mb per month of data transfers, traffic logs and Web statistics and premium service and technology support. Revenue from Web site hosting services increased from $1.3 million for the calendar year ended December 31, 1996 to $6.3 million for the calendar year ended December 31, 1997, representing approximately 1% and 4%, respectively, of total NETCOM revenue for such periods.

     Value-Added Services. As part of its dial-up, direct access and Web site hosting services, NETCOM offers its small and medium-sized business customers value-added business connectivity solutions package designed to address their needs of increased security, reliability, access speed and customer service. The Company believes that businesses are willing to pay premium prices for these premium services. One such feature is Automatic Reconnect which automatically re-routes customers' traffic to an alternate Integrated Services Digital Network ("ISDN") line so that in the event of certain kinds of service interruptions customers may remain connected. In order to provide a secure, private connection among multiple specific locations, NETCOM's SecureConnect product performs a security assessment and then implements, monitors and troubleshoots a flexible security solution to provide secure communication between central offices, branch offices and off-site employees without jeopardizing the integrity of the internal network. Another value-added service NETCOM offers is 24 hours a day, seven days a week support. For larger customers, NETCOM offers flexible, high-speed dedicated line service that is scalable to grow as traffic increases. Other value-added services offered include password protected Web sites, usage statistics, anti-virus software and additional domain names.

     Zycom. The Company owns a 70% interest in Zycom Corporation ("Zycom") which operates an 800/888/900 number service bureau and a switch platform in the United States supplying information providers and commercial accounts with audiotext and customer support services.

Industry

     The Company operates in the local telephone services market as an ICP. The Company is competing in the local, long distance and data communications markets, and subsequent to January 21, 1998, the Internet services market, to provide "full service" to its end user and carrier customers. The Company believes it can maximize revenue and profit opportunities by leveraging its extensive network facilities in providing multiple communications services to its customers.

     Local telephone service competition was made possible by the Telecommunications Act and by deregulatory actions at the state level. Prior to passage of the Telecommunications Act, firms like the Company were generally confined to providing private line and special access services. These firms, including the Company, installed fiber optic cable connecting long distance telephone carriers' POPs within a metropolitan area and, in some cases, connecting end users (primarily large businesses and government entities) with long distance carrier POPs. The greater capacity and economies of scale inherent in fiber optic cable enabled competitive access providers to offer customers less expensive and higher quality special access and private line services than the ILECs.


     The Telecommunications Act, subsequent FCC decisions and many state legislative and regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Due to these regulatory changes, CLECs are now legally able to offer all communications services, including local dial tone and all interstate and intrastate switched services, effectively opening up the local telephone market to full competition. Because of these changes in state and federal regulations, CLECs have expanded their services from providing competitive access and private line services to providing all local exchange services to become true competitors to the ILECs. See "-Regulation."

     The Internet access services market is one of the fastest growing segments of the telecommunications services market. According to industry research analysts, the market for consumer and business Internet connectivity and enhanced services exceeded $3 billion in 1996, and is estimated to reach $18 billion in revenue by the year 2000, reflecting a compounded annual growth rate of approximately 50%. Business connectivity and value-added services are estimated to represent in excess of 50% of the overall market. The use of the Internet by small and medium-sized businesses in particular is expected to grow substantially from its current low levels of market penetration.

     ISPs provide customers with a variety of services to meet their Internet-related needs. Internet services include the following categories: (i) access services (dial-up, direct access and Web site hosting); (ii) value-added services (security services, anti-virus and data storage); and (iii) content services (information creation, aggregation and delivery). Some ISPs offer all of these services while others specialize in only one or two. As the market continues to segment in these three areas, there are opportunities for both the specialists who can provide superior service in one area, as well as full-service providers who can bundle services and offer discounts. There were over 4,300 ISPs in the United States and Canada as of October 31, 1997 compared to just over 3,000 as of October 31, 1996. There have been some large acquisitions of ISPs as CLECs and others attempt to enter the industry. Because of low barriers to entry, there are local and regional ISPs entering the market, which has caused the level of competition to intensify.

     The availability of an expansive variety of compelling business and consumer applications over the Internet has attracted a large number of consumer and business users. The total number of connections to ISP networks, according to International Data Corporation, was 17 million as of November 1997, and is predicted to reach over 30 million by the year 2000. Market trends contributing to the overall growth in connectivity include advancements in technologies required to navigate the Internet, the availability of Internet connectivity, and the rich consumer and business content available. The Company believes that ongoing development of access to and applications of the Internet will continue to attract a valuable consumer audience for businesses.

Network Services

     Through the Company's wholly owned subsidiary, ICG Fiber Optic Technologies, Inc. ("FOTI"), the Company supplies information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end users, including Fortune 1000 firms and other large businesses and telecommunications companies. Revenue from Network Services was approximately $65.6 million for fiscal 1997.

     The Company provides network infrastructures, systems and support services, including the design, engineering and installation of local and wide area networks, ("LANs/WANs") for its customers. These networks (within end user offices, buildings or campuses) may include fiber optic, twisted-pair, coaxial and other network technologies. The Company specializes in turnkey network installations including cabling and electronics that address specific environments. The Company also provides professional network support services. These services include network move, add and change services and ongoing maintenance and support services. Network Services revenue is expected to constitute a smaller portion of the Company's future revenue as Telecom Services revenue increases.

     The Company offers these network integration and support services through offices located within four regions. The regional headquarters are located in Dallas, Denver, Portland (Oregon) and San Francisco.

Satellite Services

     The Company's Satellite Services operations provide satellite voice and data services to major cruise lines, commercial shipping vessels, yachts, the U.S. Navy and offshore oil platforms. The Company also owns a teleport facility which provides international voice and data transmission services. Revenue for Satellite Services operations was approximately $30.0 million for fiscal 1997. The Company intends to dispose of its Satellite Services operations to better focus its efforts on its core Telecom services unit, although it has not entered into a formal arrangement for such disposition.

     MTN. In January 1995, the Company and an unaffiliated entity formed Maritime Telecommunications Network, Inc. ("MTN") which purchased the assets of a business providing digital wireless communications through satellites to the maritime cruise industry, U.S. Navy vessels and offshore oil platforms utilizing an experimental radio frequency license issued by the FCC. MTN provides private communications networks to various cruise lines allowing for the transmission of data communications and allowing passengers to make calls from their cabins to anywhere in the world. MTN additionally provides its communications services to seismic vessels, to commercial shipping vessels and to the U.S. Navy in conjunction with a major long distance provider, which serves as the long distance carrier, while MTN provides the shipboard communications equipment. The Company believes that the radio spectrum employed under its experimental license and a recent grant of Special Temporary Authority ("STA"), which uses C-band radio frequencies, enables it to provide a higher quality maritime service than is available through the radio frequencies currently allocated to other maritime service providers.

     In April 1996, the FCC issued a waiver allowing MTN to apply for a permanent FCC license to utilize the same C-band frequencies as are being used under the experimental license. MTN's application is pending. The Company's experimental license was renewed for an additional two-year period on November 21, 1997. Additionally, in January 1997, the FCC granted an STA which enables MTN to conduct operations as proposed in the pending application for a permanent license, for six-month periods. MTN filed for six-month renewals for the STA on July 25, 1997 and January 27, 1998 and the Company has received verbal grants of the six-month extensions. There can be no assurance that the Company will be granted a permanent license, that the experimental license and STA currently being used will continue to be renewed for future terms or that any license granted by the FCC will not require substantial payments from the Company. See "-Regulation."

     MCN. In March 1996, the Company acquired a 90% equity interest in MarineSat Communications Network, Inc. ("MCN") (formally Maritime Cellular TeleNetwork, Inc.), a Florida-based provider of cellular and satellite communications for commercial ships, private vessels and land-based mobile units. This acquisition expands the Company's business from C-band satellite services for cruise ships and naval vessels to cover land-based units and smaller ships. In April 1997, the Company received the remaining 10% equity interest in MCN as a partial consideration for the sale of another of its subsidiaries.

     Nova-Net. In May 1994, the Company acquired Nova-Net Communications, Inc. ("Nova-Net"), which provides private data networks utilizing very small aperture terminals ("VSATs") and specializes in data collection and in monitoring and control of customer production and transmission facilities in various industries, including oil and gas, electric and water utilities and environmental monitoring industries. Nova-Net designs, builds and manages private data networks that enable a variety of companies to transmit critical sensor and flow readings to key monitoring points from multiple locations. Nova-Net manages networks 24 hours a day, seven days a week through its network control center in Englewood, Colorado.

     Teleport. The teleport in Holmdel, New Jersey, acquired as part of the Company's acquisition of MTN, is located 20 miles south of Newark and specializes in international digital voice and data communications services with full fiber interconnect to the local telephone company facilities in New York City. Teleport services are also provided to the maritime industry, including support of the Company's cruise ship, U.S. Navy and offshore oil platform telephone and data services business. In addition, the Company markets the resale of services from the four teleports it sold in 1996.

Customers And Marketing

     The Company's primary marketing strategies for Telecom Services are to offer a broad range of local and long distance communications services, including data communications, to the Company's business customers at cost-effective rates. Wholesale customers typically re-market the Company's services to the retailer's end user, under the retailer's brand name. The Company markets its services in regional clusters, which it believes is the most effective and efficient way to penetrate its markets.

     The Company markets its Telecom Services products through direct sales to end users and wholesale accounts, and direct mail, to a limited extent. Telecom Services revenue from major long distance carriers and resellers constituted approximately 78%, 71%, 69% and 64% of the Company's Telecom Services revenue in fiscal 1995 and 1996, the three-month period ended December 31, 1996 and fiscal 1997, respectively. The balance of the Company's Telecom Services revenue was derived from end users. The Company anticipates revenue from end users will increase in the future as it continues to expand its bundled service offerings, increases its sales and marketing teams and focuses more on the end user segment of the market. In support of this strategy, the Company has substantially increased its direct sales and marketing staff. The Company's sales force has grown from 143 people at December 31, 1996 to approximately 356 people (including sales management, technical sales support and administrative support) at December 31, 1997. Telecom service agreements with its customers typically provide for terms of one to five years, fixed prices and early termination penalties.

     The Company has telecommunications sales offices in: Irvine, Los Angeles, Oakland, Sacramento and San Diego, California; Denver and Colorado Springs, Colorado; Cleveland, Columbus and Dayton, Ohio; Birmingham, Alabama; Louisville, Kentucky; Charlotte, North Carolina; and Nashville, Tennessee. The Company's marketing staff is located in Denver, Colorado.

     NETCOM's primary focus is on providing high quality Internet solutions to individuals and to small and medium-sized businesses. In order to achieve this objective, NETCOM engages in marketing and advertising activities, alliances with key strategic partners, seminars in targeted regional markets, and distribution via both direct and indirect channels. NETCOM's current marketing efforts emphasize its strategy of focusing on providing premium services to businesses and individuals through integrated product offerings. The campaign incorporates the theme of productivity and efficiency and includes an emphasis on the full range of NETCOM solutions. NETCOM's current marketing and distribution channels include original equipment manufacturer arrangements, agreements with value-added resellers, retail distribution, direct marketing efforts, including trade shows and telesales, and the Web.

     The Company markets its network systems integration products and services through a direct sales force located in the Rocky Mountains, Pacific Northwest, Texas and California regions. The Company also has entered into resale agreements with manufacturers of network integration products and services.

     The Company offers satellite private line transmission services from its teleport to business customers that can benefit from the Company's international and domestic transmission capabilities. The Company also markets voice and data communications to the maritime industry, including cruise ships, U.S. Navy vessels, commercial vessels, private yachts, offshore oil platforms and mobile land-based units.

Competition

     The Company operates in an increasingly competitive environment dominated by the ILECs, mainly the Regional Bell Operating Companies ("RBOCs") and GTE which are among the Company's current competitors. Also included among the Company's current competitors are other ILECs, other CLECs, network systems integration service providers, microwave and satellite service providers, teleport operators, wireless telecommunications providers and private networks built by large end users. Potential competitors (using similar or different technologies) include cable television companies, utilities, ILECs outside their current local service areas, and the local access operations of long distance carriers. Consolidation of telecommunications companies, including mergers between certain of the RBOCs, and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to increased competition. One of the primary purposes of the Telecommunications Act is to promote competition, particularly in the local telephone market. Since enactment of the Telecommunications Act, several telecommunications companies have indicated their intention to aggressively expand their ability to address many segments of the telecommunications industry, including segments in which the Company participates and expects to participate. For example, AT&T Corp. ("AT&T"), MCI Communications Corp. ("MCI"), Time Warner Communications, Inc., Texas Utilities Company and other large companies are entering the local markets, as competitors of the Company. This may result in more participants than can ultimately be successful in a given market.

     Telecom Services. The bases of competition in competitive local telecommunications services are generally price, service, reliability, transmission speed and availability. The Company believes that its expertise in developing and operating highly reliable, advanced digital networks which offer substantial transmission capacity at competitive prices enables the Company to compete effectively against the ILECs and other CLECs.

     In every market in which the Company operates telecom service networks, the ILECs (which are the historical monopoly providers of local telephone services) are the primary competitors. The ILECs have long-standing relationships with their customers and provide those customers with various transmission and switching services. The ILECs also have the potential to subsidize access and switched services with revenue from a variety of businesses and historically have benefited from certain state and federal regulations that have favored the ILECs over the Company. In certain markets where the Company operates, other CLECs also operate or have announced plans to enter the market. Some of those CLECs are affiliated with major long distance companies. Current competitors also include network systems integration services providers, wireless telecommunications providers and private networks built by large end users. Additional competition may emerge from cable television operators and electric utilities. Many of the Company's actual and potential competitors have greater financial, technical and marketing resources than the Company.

     The Company's networks compete most directly with the RBOCs and GTE. In general, the provision of interstate access services by the RBOCs and GTE, including the rates charged for such services, is regulated by the FCC, and the provision of intrastate access and local services, including the rates charged for such services, is regulated by the individual state regulatory commissions. See "-Regulation." In the past, FCC policies have constrained the ability of the RBOCs and GTE to decrease their prices for interstate access services, based on their status as dominant carriers. Although FCC regulatory approval for price reductions (beyond certain parameters) still must be obtained, the FCC has allowed all recently proposed access reductions to become effective and has granted the RBOCs flexibility in pricing their interstate access services on a central office by central office basis. This pricing flexibility resulted in certain RBOCs lowering their prices in high density zones, the probable arena of competition with the Company. In addition, the FCC has granted waivers of its access charge pricing rules to the RBOCs to allow them to further reduce certain access prices. In May 1997, the FCC released a decision amending and reforming many of its access charge rules and sought further comment on additional issues. In addition, the FCC released a separate decision in May 1997 reforming its rules on universal service subsidies pursuant to the requirements of the Telecommunications Act. As a whole, the FCC's decision reforming the access charge rules is not likely to have a material adverse impact on the Company's access services offerings, because the decision required relatively small decreases in total access prices charged by the ILECs. The major impact of the FCC's decision was to shift access cost recovery by the ILECs to flat-based charges from usage-sensitive (minute-of-use) charges. The continued lowering of access rates and increased pricing flexibility for the RBOCs and GTE may adversely affect the Company's ability to compete for certain services. If the RBOCs and GTE continue to lower access rates, there would be downward pressure on certain special access and switched access rates charged by CLECs, which pressure may adversely affect the Company's profitability. See "-Regulation." In addition, the Telecommunications Act and its implementation by the states and the FCC allows the RBOCs to seek permission to provide a broader range of services and likely will enable the RBOCs and GTE to more effectively compete against long distance carriers, which are the Company's primary customers for telecom services.

     In addition, the long distance and data transmission businesses are extremely competitive and prices have declined substantially in recent years and are expected to continue to decline.

     Network Services. The bases of competition in the network services market are primarily technological capability and experience, value-added services and price. In this market, the Company competes with a variety of local and regional system integrators.

     Satellite Services. In the delivery of domestic and international satellite services, the Company competes with other full service teleports in the northeast region of the United States. The bases of competition are primarily reliability, price and transmission quality. Most of the Company's satellite competitors focus on the domestic video market. Competition is expected principally from a number of domestic and foreign telecommunications carriers, many of which have substantially greater financial and other resources than the Company. In the maritime telecommunications market, MTN competes primarily with COMSAT Corporation ("COMSAT") in providing similar telecommunications services. COMSAT has FCC licenses that are similar to MTN's, it owns its own satellites and it is the sole U.S. point of control for access to Intelsat satellites.

     Internet Services. Beginning January 21, 1998, the Company also faces competition within the Internet services market. The market for Internet access and related services is highly competitive. There are no substantial barriers to entry and the Company anticipates that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as existing businesses from different industries. Current and prospective competitors include, in addition to other national, regional and local ISPs, long distance and local exchange telecommunications companies, cable television, direct broadcast satellite, wireless communications providers, and on-line service providers.

Regulation

     The Company's services are subject to significant federal, state and local regulation. The Company operates in an industry that is undergoing substantial change as a result of the passage of the Telecommunications Act.

     The Telecommunications Act opened the local and long distance markets to additional competition and changed the division of oversight between federal and state regulators. Under previous law, state regulators had authority over those services that originated and terminated within the state ("intrastate") and federal regulators had jurisdiction over services that originated within one state and terminated in another state ("interstate"). State and federal regulators  now  share  responsibility  to  some  extent  for  implementing  and enforcing the pro-competitive policies and the provisions for the Telecommunications Act.

     The Telecommunications Act generally requires ILECs to negotiate agreements to provide interconnection and nondiscriminatory access to their networks on more favorable terms than were previously available in the past. However, such new agreements are subject to negotiations with each ILEC which may involve considerable delays and may not necessarily be obtained on terms and conditions that are desirable to the Company. In such instances, the Company may petition the proper state regulatory agency to arbitrate disputed issues. Ultimately, the terms of an arbitrated agreement are subject to review by the federal courts. There can be no assurance that the Company will be able to negotiate acceptable interconnection agreements or that, if state regulatory authorities impose terms and conditions on the parties in arbitration, such terms will be acceptable to the Company.

     On August 8, 1996, in two separate decisions (the "First Report and Order" and the "Second Report and Order"), the FCC adopted rules and policies implementing the local competition provisions of the Telecommunications Act. The FCC, among other things, adopted national guidelines with respect to the unbundling of ILECs' network elements, resale of ILEC services, the pricing of interconnection services and unbundled elements, and other local competition issues. Numerous parties appealed both of the FCC's orders to the Eighth Circuit Court, and in October 1996 the Eighth Circuit Court stayed the implementation of many of the rules in the First Report and Order. On July 18, 1997, the Eighth Circuit Court issued a decision on the First Report and Order which upheld certain of the FCC's rules and reversed the FCC's rules on other issues, including the pricing rules. On August 22, 1997, the Eighth Circuit Court issued its decision on the Second Report and Order, which concluded that the FCC had exceeded its jurisdiction in issuing certain rules on dialing parity.

     Separate petitions for rehearing of the July 18 decision were filed with the Eighth Circuit Court by a group of interexchange carriers, two groups of ILECs and a group of CLECs. On October 14, 1997, the Eighth Circuit Court granted the ILEC petitions for rehearing, and denied the CLEC and IXC petitions. The Court's decision on rehearing vacated an additional FCC rule that addressed the ability of new entrants to purchase ILEC network elements at cost-based rates on a bundled rather than an unbundled basis.

     The FCC and other parties filed petitions for certiorari seeking review by the U.S. Supreme Court of the Eighth Circuit Court's decision, and the U.S. Supreme Court has granted the petitions for certiorari and agreed to review the case. It is anticipated that the case will be argued before the U.S. Supreme Court in the fall of 1998, with a final decision issued in 1999. The Eighth Circuit Court's ruling remains in effect pending final action by the U.S. Supreme Court.

     On December 31, 1997, the United States District Court for the Northern District of Texas, in a case brought by SBC Communications, Inc., issued a decision holding that Sections 271 through 275 of the Telecommunications Act are unconstitutional. The decision addresses the restrictions contained in Sections 271 through 275 of the Telecommunications Act on the lines of businesses in which the RBOCs may engage, including establishing the conditions that the RBOCs must satisfy before they may provide interLATA long distance telecommunications services in their local telephone service areas. On February 11, 1998, a stay of the decision was issued by the United States District Court for the Northern District of Texas, which stay will remain in effect pending appeal of the decision by the Fifth Circuit Court of Appeals.

     Federal Regulation. The Company generally operates as a regulated carrier with fewer regulatory obligations than the ILECs. The Company must comply with the requirements of the Telecommunications Act, such as offering service on a non-discriminatory basis at just and reasonable rates. The FCC treats the Company as a non-dominant carrier. The FCC has established different levels of regulation for dominant and non-dominant carriers. Of domestic common carriers, only GTE and the RBOCs are classified as dominant carriers for the provision of access services, and all other providers of domestic common carrier services are classified as non-dominant. Under the FCC's streamlined regulation of non-dominant carriers, the Company must file tariffs with the FCC for
international   services  on  an  ongoing  basis.  The  Company's  provision  of international long distance services requires prior authorization by the FCC pursuant to Section 214 of the Telecommunications Act, which the Company has obtained. The FCC recently eliminated the requirement that non-dominant interstate access carriers must file tariffs. The Company is not subject to price cap or rate of return regulation, nor is it currently required to obtain FCC authorization for the installation or operation of its fiber optic network facilities used for services in the United States. The Company may install and operate non-radio facilities for the transmission of domestic interstate communications without prior FCC authorization. The Company's use of digital microwave radio frequencies and satellite earth stations in connection with certain of its telecommunications services is subject to FCC radio frequency licensing regulation. See "-Federal Regulation of Microwave and Satellite Radio Frequencies."

     State Regulation. In general, state regulatory agencies have regulatory jurisdiction over the Company when Company facilities and services are used to provide local and other intrastate services. Under the Telecommunications Act, states cannot effectively prohibit any entity from providing telecommunications services, but the states continue to have general authority to set criteria for reviewing applications to provide intrastate services (including local services). State regulators will continue to set the requirements for providers of local and intrastate services, including quality of services criteria. However, state regulators can no longer allow (or require) restrictions on the resale of telecommunications services. State regulators also can regulate the rates charged by CLECs for intrastate and local services and can set prices for interconnection by CLECs with the ILEC networks. The Company's provision of local dial tone and intrastate switched and dedicated services are classified as intrastate and therefore subject to state regulation. The Company expects that it will offer more intrastate services as its business and product lines expand. To provide intrastate service (particularly local dial tone service), the Company generally must obtain a Certificate of Public Convenience and Necessity ("CPCN") from the state regulatory agency prior to offering service. In most states, the Company also is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate, and to update or amend its tariffs as rates change or new products are added. The Company may also be subject to various reporting and record-keeping requirements.

     The Company currently holds CPCNs (or their equivalents) from the states of Alabama, California, Colorado, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, Tennessee and Texas. The Company has authority to provide local and intrastate long distance services in each of these states.

     Local Government Authorizations. Under the Telecommunications Act, local authorities retain jurisdiction under applicable state law to control the Company's access to municipally owned or controlled rights of way and to require the Company to obtain street opening and construction permits to install and expand its fiber optic network. In addition, many municipalities require the Company to obtain licenses or franchises (which generally have terms of 10 to 20 years) and to pay license or franchise fees, often based on a percentage of gross revenue, in order to provide telecommunications services, although in certain states including California and Colorado, such fees may be imposed under current state law. Certain municipalities in Colorado, however, are continuing to charge franchise fees pending enforcement by the Colorado courts. There is no assurance that certain cities that do not impose fees will not seek to impose fees, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the ILECs have been excused from paying such franchise fees or pay fees that are materially lower than those required to be paid by the Company for access to public rights of way. However, under the Telecommunications Act, while municipalities may still regulate use of their streets and rights of way, municipalities may not prohibit or effectively prohibit any entity from providing any telecommunications services. In addition, the Telecommunications Act requires that local governmental authorities treat telecommunications carriers in a non-discriminatory and competitively neutral manner. If any of the Company's existing franchise or license agreements are terminated prior to their expiration dates or not renewed, and the Company is forced to remove its fiber from the streets or abandon its network in place, such termination could have a material adverse effect on the Company.

     Federal Regulation of Microwave and Satellite Radio Frequencies. The FCC continues to regulate radio frequency use by both private and common carriers under the Telecommunications Act. Unlike common carriers, private carriers contract with select customers to provide services tailored to the customer's specific needs. The FCC does not currently regulate private carriers (other than their use of radio frequencies) and has preempted the states from regulating private carriers. The Company offers certain services as a private carrier.

     The Company is required to obtain authorization from the FCC for its use of radio frequencies to provide satellite and wireless services. The Company holds a number of point-to-point microwave radio licenses that are used to provide telecommunications services in California. Additionally, the Company holds a number of satellite earth station licenses in connection with its operation of satellite-based networks. The Company also provides maritime communications services pursuant to an experimental license and a grant of a STA. In April
1996, the FCC issued a waiver to the Company which may allow it to obtain a permanent FCC license to provide these services using the same radio frequencies currently being used under the experimental license and STA. The Company has filed an application for a permanent license under the terms of the FCC's waiver decision, and the application is pending. The STA was granted on January 30, 1997 and enables the Company to conduct operations pursuant to such application during the FCC's review. Applications for six-month extensions of the STA were filed on July 25, 1997 and on January 27, 1998 and verbal grants of the extensions have been issued by the FCC. There can be no assurance that the Company will be granted a permanent license, that the experimental license and STA currently being used will continue to be renewed for future terms or that any license granted by the FCC will not require substantial payments from the Company.

     Regulation of Internet Services. The Company is currently providing Internet access services through its recently acquired subsidiary, NETCOM, in part through data transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for wire-line communications. Although the Company is not currently subject to direct regulation by the FCC or any other governmental agency (other than regulations applicable to businesses generally), due to the increasingly widespread use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, user privacy, pricing, libel, intellectual property protection and infringement, and technology export and other controls. It also is possible that the Company could become subject to regulation by the FCC or another regulatory agency as a provider of basic telecommunications services. The FCC is currently reviewing its regulatory positions on whether to impose common carrier regulation on the network transport and communications facilities aspects of an enhanced or information service package. Such changes in the regulatory structure and environment affecting the Internet access market, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood of competition from the RBOCs or other telecommunications companies, could have an adverse effect on the Company's business. For example, the FCC is considering whether ISPs should be required to pay access charges to local telephone companies for each minute that dial-access users spend connected to ISPs through telephone company switches, and is also considering whether ISPs should be required to make monetary contributions to federal universal service funds. In addition, some telephone companies are seeking similar relief through state regulatory agencies. Such rules, if adopted at either the federal or state level, would have a material adverse effect on the Company. The Company cannot predict the impact, if any that future regulation or regulatory changes may have on its business.

     Certain states have deemed the provision of Internet services to be taxable and in such states, NETCOM collects such taxes from its customers. Other states have not yet announced a policy in this regard or have affirmatively decided that such services are not taxable. If such states retroactively subject the provision of Internet services to sales tax or if customers are unwilling to pay sales tax that may be assessed in the future, such events could have a material adverse effect on the Company.

     The Company believes it is entitled to receive reciprocal compensation from ILECs for the transport and termination of local traffic to ISPs from customers of the ILECs, pursuant to various interconnection agreements. These ILECs have not paid most of the bills they have received from the Company and have disputed substantially all of these charges, arguing that ISP traffic is not local traffic as defined by the various agreements and under state and federal laws and public policies. To date, there have been favorable rulings from 15 states and public utilities commissions and no unfavorable final rulings by any state public utilities commission or the FCC that would indicate that calls placed by end users to ISPs would not qualify as local traffic subject to the payment of reciprocal compensation. While the Company believes that future regulatory rulings on this issue will continue to treat such calls as local, there can be no assurance that such future rulings will continue to be favorable.

Employees

     On December 31, 1997, the Company employed a total of 2,219 individuals on a full time basis. There are 48 employees in the Company's Oregon network systems integration services office who are represented by collective bargaining agreements which expire on May 31, 1998 and December 31, 2000. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES

     The Company's physical properties include owned and leased space for offices, storage and equipment rooms and collocation sites. Additional space may be purchased or leased by the Company as networks are expanded. The Company owns a 30,000 square-foot building located in the Denver metropolitan area which houses a portion of the Company's Telecom Services business. The Company leases approximately 176,000 square feet of office space for operations located in the Denver metropolitan area and approximately 262,000 square feet in other areas of the United States.

     As of December 31, 1997, the Company had acquired property for and had partially constructed its new headquarters in Englewood, Colorado, which is planned to accommodate most of the Company's Colorado operations. In January 1998, the Company sold the substantially completed building to a third party and entered into an agreement to lease back the approximately 265,000 square foot facility under a long-term operating lease.

ITEM 3.  LEGAL PROCEEDINGS

     On April 4, 1997, certain shareholders of Zycom filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all minority shareholders of Zycom, in the District Court of Harris County, Texas (Cause No. 97-17777) against the Company, Zycom and certain of their subsidiaries. This complaint alleges various statutory and common law claims. The Company is vigorously defending the claims. While it is not possible to predict the outcome of this litigation, management believes these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     A putative class action lawsuit was filed on July 15, 1997 in Superior Court of California, Orange County, alleging unfair business practice and related causes of action against NETCOM in connection with its offers of free trial periods and cancellation procedures and claiming damages of at least $10.0 million. The case is in the preliminary stages, the complaint has been answered and plaintiff has served initial requests for discovery. NETCOM believes it has meritorious defenses to such claims and intends to vigorously defend the action.

     The Federal Trade Commission ("FTC") is conducting an inquiry regarding the advertising, marketing, subscription and billing practices of NETCOM. NETCOM believes that it has made reasonable efforts to comply with applicable laws. If the FTC were to conclude that NETCOM violated any applicable law, it could seek relief in the form of equitable relief, civil monetary penalties or other remedies.

     The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ICG Common Stock, $.01 par value per share, has been quoted on the Nasdaq National Market ("Nasdaq") since March 25, 1997 under the symbol "ICGX" and was previously listed on the American Stock Exchange ("AMEX"), from August 5, 1996 to March 24, 1997 under the symbol "ICG." Prior to August 5, 1996, Holdings-Canada's common shares had been listed on the AMEX under the symbol "ITR" from January 14, 1993 through February 28, 1996, and under the symbol "ICG" thereafter through August 2, 1996. Holdings-Canada Class A Common Shares ceased trading on the AMEX at the close of trading on August 2, 1996. Holdings-Canada Class A Common Shares, which were listed on the Vancouver Stock Exchange ("VSE") under the symbol "IHC.A," ceased trading on the VSE at the close of trading on March 12, 1997.

     The following table sets forth, for the fiscal periods indicated, the high and low sales prices of the Holdings-Canada Class A Common Shares as reported on the AMEX through August 2, 1996, and the VSE through March 12, 1997, and the high and low sales prices of the ICG Common Stock as reported on the AMEX from August 5, 1996 through March 24, 1997 and on the Nasdaq from March 25, 1997 through the date indicated below. The table also sets forth the average of the monetary exchange rates on the last day of each such relevant fiscal period.


                                                   American Stock
                                              Exchange/Nasdaq National                Vancouver                 Exchange
                                                     Market (1)                  Stock Exchange (1)               Rate
                                              --------------------------    ------------------------------
                                                 High           Low             High             Low             (C$/$)
                                              -----------    -----------    -------------    -------------    -------------
Fiscal Year Ended September 30, 1996
    First Quarter                              $   12.75     $     8.63      C$        -       C$       -            1.36
    Second Quarter                                 17.88          10.25                -                -            1.36
    Third Quarter                                  27.38          17.13            17.50            17.50            1.36
    Fourth Quarter                                 25.88          18.50                -                -            1.36

Three Months Ended December 31, 1996 (2)       $   22.25      $   14.00      C$    28.35      C$    28.35            1.37

Fiscal Year Ended December 31, 1997 (2)
    First Quarter                              $   18.13      $   10.38      C$        -      C$        -            1.38
    Second Quarter                                 21.13           8.63              N/A              N/A             N/A
    Third Quarter                                  24.63          17.75              N/A              N/A             N/A
    Fourth Quarter                                 28.63          19.75              N/A              N/A             N/A

Fiscal Year Ended December 31, 1998
    Through March 26, 1998                     $   43.63      $   24.25      C$      N/A      C$      N/A             N/A
                                                                                                              (Continued)

(1) Effective at the close of trading on August 2, 1996, Holdings-Canada's Class A Common Shares ceased trading on the AMEX and the ICG Common Stock commenced trading on the AMEX on August 5, 1996. Effective March 25, 1997, the ICG Common Stock ceased trading on the AMEX and commenced trading on the Nasdaq. ICG Common Stock has never traded on the VSE. The Class A Common Shares traded on the VSE through March 12, 1997 and all information reported on the above table from August 5, 1996 to March 12, 1997 with respect to the VSE relates only to the Class A Common Shares.

(2) The Company changed its fiscal year end to December 31 from September 30, effective January 1, 1997.

     See the cover page of this Annual Report for a recent bid price and related number of shares outstanding of Common Stock. On March 26, 1998, there were 284 holders of record.

     The Company has never declared or paid dividends on the Common Stock and does not intend to pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain future earnings, if any, to finance the development and expansion of its business. In addition, the payment of any dividends on the Common Stock is effectively prohibited by the restrictions contained in the Company's indentures and in the Second Amended and Restated Articles of Incorporation of Holdings, which prohibits Holdings from making any material payment to the Company. Certain of the Company's debt facilities contain covenants which also may restrict the Company's ability to pay cash dividends.

     In September and October 1997, the Company's new wholly owned subsidiary, ICG Funding, LLC, a Delaware limited liability company, completed a private placement of $132.25 million of 6 3/4% Preferred Securities. The 6 3/4% Preferred Securities are mandatorily redeemable November 15, 2009 at the liquidation preference of $50.00 per security, plus accrued and unpaid dividends. Dividends on the 6 3/4% Preferred Securities are cumulative at the rate of 6 3/4% per annum and are payable in cash through November 15, 2000 and, thereafter, in cash or shares of Common Stock at the option of ICG Funding. The 6 3/4% Preferred Securities are exchangeable, at the option of the holder, into Common Stock at an exchange price of $24.025 per share, subject to adjustment. ICG Funding may, at its option, redeem the 6 3/4% Preferred Securities at any time on or after November 18, 2000. Prior to that time, ICG Funding may redeem the 6 3/4% Preferred Securities if the current market value of Common Stock equals or exceeds the exchange price, for at least 20 days of any consecutive 30-day trading period, by 170% prior to November 16, 1998; by 160% from November 16, 1998 through November 15, 1999; and by 150% from November 16, 1999 through November 15, 2000. The 6 3/4% Preferred Securities and the Common Stock issuable upon exchange of such securities have been registered under the Securities Act. The 6 3/4% Preferred Securities are guaranteed by ICG on a full and unconditional basis.

     In October 1997, the Company sold 687,221 shares of Common Stock (the "CBG Shares") to certain shareholders of CBG in connection with the acquisition of CBG for a purchase price of approximately $16.0 million. The sale of the CBG Shares was exempt from registration under Rule 4 (2) under the Securities Act because the offers and sales were made to a limited number of investors in a private transaction. Resale of the CBG Shares was subsequently registered on a Form S-3 registration statement which was declared effective on October 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for each fiscal year in the four-year period ended September 30, 1996, the three months ended December 31, 1996 and the fiscal year ended December 31, 1997 has been derived from the audited
Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report. The Company's development and expansion activities, including acquisitions, during the periods shown below materially affect the comparability of this data from one period to another. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                               Three Months       Fiscal
                                                                                                  Ended         Year Ended
                                               Fiscal Years Ended September 30,                December 31,    December 31,
                                  -----------------------------------------------------------
                                     1993            1994           1995            1996           1996            1997
                                  ------------    ------------   ------------    ------------   ------------    ------------
Statement of Operations Data:                            (in thousands, except per share amounts)
Revenue:
   Telecom services (1)           $   4,803          14,854        32,330          87,681          34,787         177,690
   Network services                  21,006          36,019        58,778          60,116          15,981          65,678
   Satellite services(2)              3,520           8,121        20,502          21,297           6,188          29,986
   Other                                147             118             -               -               -               -
                                  ------------    ------------   ------------    ------------   ------------    ------------
     Total revenue                   29,476          59,112       111,610         169,094          56,956         273,354
                                  ------------    ------------   ------------    ------------   ------------    ------------

Operating costs                      18,961          38,165        78,846         135,253          49,929         246,418
Selling, general and
   administrative expenses           10,702          28,015        62,954          76,725          24,253         150,767
Depreciation and amortization         3,473           8,198        16,624          30,368           9,825          57,081
Net loss (gain) on disposal of
   long-lived assets                      -               -           241           5,128            (772)            671
Provision for impairment of
   long-lived assets                      -               -         7,000           9,994               -          11,950
                                  ------------    ------------   ------------    ------------    ------------   ------------
     Total operating costs and
     expenses                        33,136          74,378       165,665         257,468          83,235         466,887

     Operating loss                  (3,660)        (15,266)      (54,055)        (88,374)        (26,279)       (193,533)

Interest expense                     (2,523)         (8,481)      (24,368)        (85,714)        (24,454)       (117,545)
Other income, net                       325             925         3,639          15,423           5,898          21,247
                                  ------------    ------------   ------------    ------------   ------------    ------------
Loss before income taxes,
   minority interest, share of
   losses and cumulative effect
   of change in accounting           (5,858)        (22,822)      (74,784)       (158,665)        (44,835)       (289,831)
Income tax benefit                    1,552               -             -           5,131               -               -
                                  ------------    ------------   ------------    ------------   ------------    ------------
Loss before minority interest,
   share of losses and
   cumulative effect of
   change in accounting              (4,306)        (22,822)      (74,784)       (153,534)        (44,835)       (289,831)
Minority interests, including
   preferred dividends on
   preferred securities                (303)            435        (1,123)        (25,306)         (4,988)        (37,812)
Share of losses of joint
   venture and investment                 -          (1,481)         (741)         (1,814)              -               -
                                  ------------    ------------   ------------    ------------   ------------    ------------
Loss before cumulative effect
   of change in accounting           (4,609)        (23,868)      (76,648)       (180,654)        (49,823)       (327,643)
Cumulative effect of change in
     accounting (1)                       -               -             -          (3,453)              -               -
                                  ------------    ------------   ------------    ------------   ------------    ------------

     Net loss                     $  (4,609)        (23,868)      (76,648)       (184,107)        (49,823)       (327,643)
                                  ============    ============   ============    ============   ============    ============

     Loss per share - basic and
     diluted                      $   (0.39)          (1.56)        (3.25)          (6.83)          (1.56)         (10.11)
                                  ============    ============   ============    ============   ============    ============

     Weighted average number of
        shares of Common Stock
        outstanding - basic and
        diluted (3)                  11,671          15,342        23,604          26,955          31,840          32,399
                                  ============    ============   ============    ============   ============    ============
Other Data:
EBITDA (4)                        $    (187)         (7,068)      (30,190)         (42,884)       (17,226)       (123,831)
Net cash used by operating
   activities                        (2,839)         (7,532)      (42,798)         (43,357)        (8,636)       (126,954)
Net cash used by investing
   activities                       (13,401)        (51,452)      (71,583)       (135,204)        (82,342)       (429,867)
Net cash provided (used) by
   financing activities              30,382          49,428       377,772         360,227            (170)        315,721
Capital expenditures (5)             20,685          54,921        88,736         177,307          70,297         269,593
                                                                                                                (Continued)


                                                        At September 30,                                At December 31,
                                   -----------------------------------------------------------    ----------------------------
                                      1993            1994            1995            1996           1996            1997
                                   -----------     -----------    -------------    -----------    -----------     ------------
Balance Sheet Data:                                                     (in thousands)
Cash, cash equivalents and
   short-term investments
   available for sale                15,581           6,025         269,416         457,914          392,535         217,015
Working capital (deficit)             7,990          (8,563)        249,089         446,164          361,601         210,876
Property and equipment, net          52,203         118,875         202,004         336,137          403,676         632,167
Total assets                         95,196         201,991         583,553         939,351          944,133       1,107,664
Current portion of long-term
   debt and capital lease
   obligations                        7,657          23,118          27,310           8,282           25,500           7,421
Long-term debt and capital
   lease obligations, less
   current portion                   37,116         104,461         405,535         739,827          761,504         957,507
Redeemable preferred securities
   of subsidiaries                        -            -             14,986         153,318          159,120         420,171
Common stock and additional
   paid-in capital                   56,402          97,806         217,245         299,229          302,560         326,965
Accumulated deficit                 (21,650)        (58,024)       (134,710)       (318,817)        (368,640)       (696,283)

Stockholders' equity (deficit)       34,753          39,782          82,535         (19,588)         (66,080)       (369,318)

(1) During fiscal 1996, the Company changed its method of accounting for long-term telecom services contracts to recognize revenue as services are provided. Other than the cumulative effect of adopting this new method of accounting, the effect of this change in accounting for the periods presented was not significant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Accounting Change."

(2) Revenue from Satellite Services is generated through the Company's satellite (voice and data) operations and, after January 1995, also includes revenue from maritime communications operations. The Company completed the sale of four of its teleports in March 1996, and has reported results of operations from these assets through December 31, 1995.

(3) Weighted average number of shares outstanding for fiscal years 1993, 1994 and 1995 represents Holdings-Canada common shares outstanding. Weighted average number of shares outstanding for fiscal 1996, the three months ended December 31, 1996 and fiscal 1997 represents Holdings-Canada common shares outstanding for the period October 1, 1995 through August 2, 1996, and represents ICG Common Stock and Holdings-Canada Class A common shares (not owned by ICG) outstanding for the periods subsequent to August 5, 1996.

(4) EBITDA consists of revenue less operating costs and selling, general and administrative expenses. EBITDA is provided because it is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities as determined using GAAP are also presented in Other Data.

(5) Capital expenditures includes assets acquired under capital leases and through the issuance of debt or warrants, and excludes payments for construction of the Company's new headquarters which the Company sold in January 1998 and leased back under a long-term operating lease.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, dependence on increased traffic on the Company's facilities, the successful implementation of the Company's strategy of offering an integrated telecommunications package of local, long distance, data and value-added services, continued development of the Company's network infrastructure and actions of competitors and regulatory authorities that could cause actual results to differ materially from the forward-looking statements. The results for the 12 months ended December 31, 1996 and the three months ended December 31, 1995 have been derived from the Company's Consolidated Financial Statements included elsewhere herein and the Company's unaudited Consolidated Financial Statements included in the Company's Forms 10-Q filed with the SEC. The Company changed its fiscal year end to December 31 from September 30, effective January 1, 1997. All dollar amounts are in U.S. dollars.

Company Overview

     The Company is one of the nation's leading competitive ICPs, based on estimates of the industry's 1997 revenue. ICPs seek to provide an alternative to ILECs, long distance carriers, ISPs and other communications service providers for a full range of communications services in the increasingly deregulated telecommunications industry. Through its CLEC operations, the Company operates networks in four regional clusters covering major metropolitan statistical areas in California, Colorado, Ohio and the Southeast. The Company also provides a wide range of network systems integration services, maritime and international satellite transmission services and subsequent to January 21, 1998, a variety of Internet connectivity and other value-added Internet services. Network Services consist of information technology services and selected networking products, focusing on network design, installation, maintenance and support. Satellite Services consist of satellite voice and data services to major cruise lines, commercial shipping vessels, yachts, the U.S. Navy and offshore oil platforms. The Company intends to dispose of its Satellite Services operations to better focus its efforts on its core Telecom Services unit, although it has not entered into a formal arrangement for such disposition. As a leading participant in the rapidly growing competitive local telecommunications industry, the Company has experienced significant growth, with total revenue increasing from approximately $111.6 million for fiscal 1995 to approximately $273.4 million for fiscal 1997. The Company's rapid growth is the result of the initial installation, acquisition and subsequent expansion of its fiber optic networks and the expansion of its communication service offerings.

     Prior to fiscal 1996, the majority of the Company's revenue had been derived from Network Services. However, the Company's Network Services revenue (as well as Satellite Service revenue) will continue to represent a diminishing percentage of the Company's consolidated revenue as the Company continues to emphasize its core Telecom Services, including revenue generated by its newly acquired subsidiary, NETCOM. In March 1996, the Company completed the sale of four of its teleports which were used in the Company's Satellite Services operations.

     The Telecommunications Act and pro-competitive state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Due to these regulatory changes, the Company is now permitted to offer all interstate and intrastate telephone services, including competitive local dial tone. The Company is marketing and selling local dial tone services in major metropolitan areas in the following regions: California, which began service in late January 1997, followed by Ohio in February 1997, Colorado in March 1997 and the Southeast in May 1997. During fiscal 1997, the Company sold 178,470 local access lines, of which 141,035 were in service as of December 31, 1997. In addition, the Company's operating networks have grown from 627 fiber route miles at the end of fiscal 1995 to 3,043 fiber route miles as of December 31, 1997. The Company has 19 operating high capacity digital voice switches and 15 data communications switches, and plans to install additional switches as demand warrants. As a complement to its local exchange services, the Company has begun marketing bundled service offerings which include long distance, enhanced telecommunications services and data services and plans to intensify the offerings of such services in the near term.

     The Company will continue to expand its network through construction, leased facilities, strategic alliances and mergers and acquisitions. For example, in January 1998, the Company completed its merger with NETCOM, a provider of Internet connectivity and Web site hosting services and other value-added services, located in San Jose, California. For calendar years 1995, 1996 and 1997, NETCOM reported revenue of $52.4 million, $120.5 million and $160.7 million, respectively, and EBITDA losses of $(6.3) million, $(20.3) million and $(1.7) million, respectively. The Company will account for the business combination under the pooling of interests method of accounting and accordingly, the Company's financial statements will be restated to reflect the operations of NETCOM and the Company on a combined basis for all historical periods. Also, in two transactions occurring October 1997 and March 1998, the Company purchased 100% of the capital stock of CBG, an Ohio based local exchange and centrex reseller which had, at December 31, 1997, 48,256 local access lines in service, principally pursuant to various resale and other agreements with Ameritech, the ILEC in the markets it serves. Further, for the calendar years 1995, 1996 and 1997, CBG's revenue was approximately $15.4 million, $21.4 million and $33.8 million, respectively, and EBITDA losses were approximately $(1.3) million, $(1.0) million and $(3.2) million, respectively. The operations of CBG have been included in the Company's operations for the period subsequent to October 17, 1997, the acquisition closing date. In May 1997, the Company entered into an agreement with a subsidiary of Southern permitting the Company to construct a 100-mile fiber optic network in the Atlanta metropolitan area. In addition, the Company expanded its geographic focus to include Texas (and may also expand to Arkansas, Louisiana and Oklahoma) through its strategic alliance with CSW that will develop and market telecommunications services, including local service, in these markets. In June 1997, the Company entered into an IRU agreement with Qwest for approximately 1,800 miles of fiber optic network and additional broadband capacity in California, Colorado, Ohio and the Southeast. This new capacity will be used for the transmission of local, long distance and communications services in and between the Company's markets.

     Telecom Services revenue has increased from $32.3 million for fiscal 1995 to $177.7 million for fiscal 1997. The Company has experienced declining prices and increasing price competition for access services which, to date, have been more than offset by increasing network usage. The Company expects to continue to experience declining prices and increasing price competition for the foreseeable future.

     In conjunction with the increase in its service offerings, the Company has and will continue to need to spend significant amounts on sales, marketing, customer service, engineering and support personnel prior to the generation of corresponding revenue. This has and will continue to have an adverse effect on operating margins until such time as sufficient volumes of customers' telecommunications traffic are attained. As the Company's customer base grows, the Company anticipates that operating margins will improve as incremental revenue will exceed incremental operating expenses. The preceding forward-looking statement is dependent upon the successful implementation of the Company local dial tone, data and long distance services strategy, continued development of the Company's network infrastructure, increased traffic on the Company's facilities, any or all of which may not occur, and upon actions of competitors and regulatory authorities.

     Currently the Company has experienced and may continue to experience negative operating margins from its wholesale switched services while its networks are in the development and construction phases and while the Company relies on ILEC networks to carry a significant portion of its customers' switched traffic. The Company expects overall operating margins from switched services to improve as local dial tone, local toll, long distance and data communications services become a relatively larger portion of its business mix and the Company de-emphasizes its wholesale switched services. In addition, the Company believes that the unbundling of ILEC services and the implementation of local telephone number portability, which are mandated by the Telecommunications Act, will reduce the Company's costs of providing switched services and facilitate the marketing of local and other services. The Company has recently raised prices on its wholesale switched services product in order to improve margins and free up switch port capacity for its higher margin dial tone product.

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

     The continued development, construction and expansion of the Company's business requires significant capital, a large portion of which is expended before related revenue is generated. The Company has experienced, and expects to continue to experience, negative cash flows over the near term and significant losses while it expands its operations to provide a wide range of telecommunications services and establishes a sufficient revenue-generating customer base. There can be no assurance that the Company will be able to establish or retain such a customer base.

Results of Operations

     The following table provides a breakdown of revenue and operating costs for Telecom Services, Network Services and Satellite Services and certain other financial data for the Company for the periods indicated. The table also shows certain revenue, expenses, operating loss and EBITDA as a percentage of the Company's total revenue.


                                                                                          Three Months
                                         Fiscal Years Ended September 30,              Ended December 31,
                                     -------------------------------------- ------------------------------------------
                                            1995                1996               1995                  1996
                                     ------------------ ------------------- ------------------- ----------------------
                                        $         %         $         %         $         %          $          %
                                     --------- -------- ---------- -------- ---------- --------- ----------- ---------
Statement of Operations Data:                                                            (Dollars in thousands)
Revenue:
  Telecom services (1)                 32,330      29     87,681      52      13,513       38       34,787      61
  Network services                     58,778      53     60,116      36      15,718       45       15,981      28
  Satellite services                   20,502      18     21,297      12       6,168       17        6,188      11
                                     --------- -------- ---------- -------- ---------- --------- ----------- ---------
    Total revenue                     111,610     100     169,094    100      35,399      100       56,956     100

Operating costs:
  Telecom services                     21,825              78,705             11,882                34,463
  Network services                     45,928              46,256             11,998                12,287
  Satellite services                   11,093              10,292              3,230                 3,179
                                     --------- -------- ---------- -------- ---------- --------- ----------- ---------
    Total operating costs              78,846      71     135,253     80      27,110       76       49,929      88

Selling, general and administrative    62,954      56      76,725     45      18,628       53       24,253      42
Depreciation and amortization          16,624      15      30,368     18       4,919       14        9,825      17
Net loss (gain) on disposal of
  long-lived assets                       241       *       5,128      3       1,030        3         (772)     (1)
Provision for impairment of
  long-lived assets                     7,000       6       9,994      6           -        -            -       -
                                     --------- -------- ---------- -------- ---------- --------- ----------- ---------
    Operating loss                    (54,055)    (48)    (88,374)   (52)    (16,288)     (46)     (26,279)    (46)

Other Data:
EBITDA(2)                              (30,190)   (27)    (42,884)   (25)    (10,339)     (29)     (17,226)    (30)
 Net cash used by operating activities (42,798)           (43,357)            (4,598)               (8,636)
 Net cash used by investing activities (71,583)          (135,204)           (25,242)              (82,342)
 Net cash (used) provided by
  financing activities                 377,772            360,227             (8,413)                 (170)
Capital expenditures                    88,736            177,307             26,882                70,297

*Less than 0.5%


                                     Twelve Months Ended   Fiscal Year Ended
                                        December 31,          December 31,
                                     -------------------  ------------------
                                            1996                1997
                                     -------------------  ------------------
                                        $         %         $         %
                                     --------- --------- ---------- --------
Statement of Operations Data:                (Dollars in thousands)
Revenue:
  Telecom services (1)                108,955      57    177,690      65
  Network services                     60,379      32     65,678      24
  Satellite services                   21,317      11     29,986      11
                                     --------- -------- ---------- --------
    Total revenue                     190,651     100    273,354     100

Operating costs:
  Telecom services                    101,286            175,829
  Network services                     46,545             53,911
  Satellite services                   10,241             16,678
                                     --------- -------- ---------- --------
    Total operating costs             158,072      83    246,418      90

Selling, general and administrative    82,350      43    150,767      55
Depreciation and amortization          35,274      19     57,081      21
Net loss (gain) on disposal of
  long-lived assets                     3,326       2        671       *
Provision for impairment of
  long-lived assets                     9,994       5     11,950       5
                                     --------- -------- ---------- --------
    Operating loss                    (98,365)    (52)  (193,533)    (71)

Other Data:
EBITDA(2)                              (49,771)   (26)  (123,831)    (45)
 Net cash used by operating
   activities                          (47,395)         (126,954)
 Net cash used by investing
   activities                         (192,304)         (429,867)
 Net cash (used) provided by
  financing activities                 368,470           315,721
Capital expenditures                   220,722           269,593

*Less than 0.5%

(1) During fiscal 1996, the Company changed its method of accounting for long-term telecom services contracts to recognize revenue as services are provided. See "-Accounting Changes." Other than the cumulative effect of adopting this new method of accounting, the effect of this change in accounting for the periods presented was not significant.

(2)  See note 4 under "Selected Financial Data" for the definition of EBITDA.


Fiscal 1997 Compared to 12 Months Ended December 31, 1996

     Revenue. Revenue for fiscal 1997 increased $82.7 million or 43% from the 12 months ended December 31, 1996. Telecom Services revenue increased 63% to $177.7 million due to an increase in network usage for both switched and special access services, offset in part by a decline in average unit pricing. Switched services revenue increased from $48.1 million (44% of Telecom Services revenue) for the 12 months ended December 31, 1996 to $93.9 million (53% of Telecom Services revenue) for fiscal 1997. Switched access (terminating long distance) revenue represented approximately 77% of the Company's switched services revenue component for fiscal 1997, compared to 100% for the 12 months ended December 31, 1996. Special access revenue increased from $39.4 million (36% of Telecom Services revenue) for the 12 months ended December 31, 1996 to $55.4 million (31% of Telecom Services revenue) for fiscal 1997. Also included in Telecom Services revenue for fiscal 1997 is $28.3 million generated by Zycom, compared to $21.5 million for the same 12-month period in 1996. The increase in Zycom revenue for fiscal 1997 as compared to the same period in 1996 relates to changes in the classification of certain operating costs as a result of the Company entering into long-term contracts with its major customers. These costs were netted against revenue through April 1996 due to the uncertainty of renewal of short-term customer contracts. At December 31, 1997, the Company had 141,035 access lines in service compared to zero at December 31, 1996. Special access network usage reflected in voice grade equivalents ("VGEs") increased 49% from 748,528 VGEs at December 31, 1996, to 1,111,697 VGEs at December 31, 1997. At December 31, 1997, the Company had 2,321 buildings connected to its networks compared to 2,069 buildings connected at December 31, 1996. Additionally, switched minutes of use increased 43% from approximately 2.0 billion minutes during the 12 months ended December 31, 1996 to approximately 2.9 billion minutes during fiscal 1997. Revenue from long distance and data services did not generate a material portion of total revenue during either period. Network Services revenue increased 9% to $65.7 million for fiscal 1997 as compared to $60.4 million for the 12 months ended December 31, 1996. The increase in Network Services revenue is due to a single equipment sale during fiscal 1997 for $3.2 million as well as general increases in volume. Satellite Services revenue increased $8.7 million, or 41%, to $30.0 million for fiscal 1997, compared to the 12 months ended December 31, 1996. This increase is primarily due to the operations of MCN, which comprised $6.3 million of total Satellite Services revenue for fiscal 1997 compared to $1.8 million during the same 12-month period in 1996. The remaining increase can be attributed to the general growth of MTN and its increased sales of C-Band equipment to offshore oil and gas customers.

     Operating costs. Total operating costs for fiscal 1997 increased $88.3 million, or 56%, from the 12 months ended December 31, 1996. Telecom Services operating costs increased from $101.3 million, or 93% of Telecom Services revenue, for the 12 months ended December 31, 1996 to $175.8 million, or 99% of Telecom Services revenue, for fiscal 1997. Telecom Services operating costs consist of payments to ILECs for the use of network facilities to support special and switched access services, network operating costs, right of way fees and other costs. The increase in operating costs in absolute dollars is attributable to the increase in switched access services and the addition of engineering and operations personnel dedicated to the development of local exchange services. The increase in operating costs as a percentage of total revenue is due primarily to the increase in switched access services revenue, and the investment in the development of local exchange services without the benefit of substantial corresponding revenue in the same period. The Company expects that the Telecom Services ratio of operating costs to revenue will further improve as the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities on satisfactory terms, any or all of which may not occur. Network Services operating costs increased 16% to $53.9 million and increased as a percentage of Network Services revenue from 77% for the 12 months ended December 31, 1996 to 82% for fiscal 1997. The increase is due to a substantially lower margin earned on equipment sales (which constituted a larger portion of 1997 revenue) relative to other services and certain indirect project costs included in operating costs during fiscal 1997 which were treated as selling, general and administrative expenses during the comparable 12-month period in 1996. Network Services operating costs include the cost of equipment sold, direct hourly labor and other indirect project costs. Satellite Services operating costs increased to $16.7 million for fiscal 1997, from $10.2 million for the 12 months ended December 31, 1996. Satellite Services operating costs as a percentage of Satellite Services revenue also increased from 48% for the 12 months ended December 31, 1996 to 56% for fiscal 1997. This increase is due to an increase in MCN's sales as well the increased volume of equipment sales, both of which provide lower margins than other maritime services. Satellite Services operating costs consist primarily of transponder lease costs and the cost of equipment sold.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses for fiscal 1997 increased $68.4 million, or 83%, compared to the 12 months ended December 31, 1996. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of local and long distance telephone and data communications services. SG&A expenses as a percentage of total revenue increased from 43% for the 12 months ended December 31, 1996 to 55% for fiscal 1997. There is typically a period of higher administrative and marketing expense prior to the generation of appreciable revenue from newly developed networks or services. The Company expects SG&A expenses for Telecom Services to increase slightly over the near term as a result of hiring new staff to facilitate the marketing and development of local dial tone, local toll, long distance and data transmission services.

     Depreciation and amortization. Depreciation and amortization increased $21.8 million, or 62%, for fiscal 1997, compared to the 12 months ended December 31, 1996, due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services. The Company reports high levels of depreciation expense relative to revenue during the early years of operation of a new network because the full cost of a network is depreciated using the straight-line method despite the low rate of capacity utilization in the early stages of network operation.

     Net loss (gain) on disposal of long-lived assets. Net loss (gain) on disposal of long-lived assets decreased from a net loss of $3.3 million for the 12 months ended December 31, 1996 to a net gain of $0.7 million for fiscal 1997. Net loss on disposal of long-lived assets for the 12 months ended December 31, 1996 includes the loss recorded on the sale of four of the Company's teleports used in its Satellite Services operations ($1.1 million), the loss recorded on the disposal of other operating assets ($2.7 million) and a write-off of an investment ($0.3 million), offset by a gain on the sale on sale of the Company's 50% interest in the Phoenix network joint venture ($0.8 million). For fiscal 1997, net loss on disposal of long-lived assets primarily relates to losses recorded on the disposal of the Company's investment in its Melbourne network.

     Provision for impairment of long-lived assets. For fiscal 1997, provision for impairment of long-lived assets includes the write-down of the Company's investment in StarCom International Optics Corporation, Inc. ($5.2 million), MCN ($2.9 million), Zycom ($2.7 million) and Nova-Net ($0.9 million) as well as a write-down of other operating assets ($0.3 million). Provision for impairment of long-lived assets for the 12 months ended December 31, 1996 includes valuation allowances for the amounts receivable for advances made to the Phoenix network joint venture included in long-term note receivable ($5.8 million), the investments in the Melbourne network ($2.7 million) and the Satellite Services Mexico subsidiary ($0.1 million) and the note receivable from NovoComm, Inc. ($1.3 million). Provision for impairment of long-lived assets was recorded based on management's estimate of the net realizable value of the Company's assets at December 31, 1996 and 1997.

     Interest expense. Interest expense increased $22.6 million, from $95.0 million for the 12 months ended December 31, 1996, to $117.5 million for fiscal 1997, which includes $105.5 million of non-cash interest. This increase was primarily attributable to an increase in long-term debt, primarily the 11 5/8% Notes issued in March 1997. In addition, the Company's interest expense increased, and will continue to increase, because the principal amount of its indebtedness increases until the Company's senior indebtedness begins to pay interest in cash.

     Interest income. Interest income increased $0.4 million, from $21.5 million for the 12 months ended December 31, 1996 to $21.9 million for fiscal 1997. The increase is attributable to the increase in cash and invested cash balances from the proceeds from the issuances of the 11 5/8% Notes and 14% Preferred Stock in March 1997 and the 6 3/4% Preferred Securities in September and October 1997.

     Other, net. Other, net decreased from $3.9 million net expense for the 12 months ended December 31, 1996 to $0.7 million net expense for fiscal 1997. Other expense recorded for the 12 months ended December 31, 1996 consists primarily of the write-off of deferred financing costs associated with the conversion or repayment of debt and litigation settlement costs. For fiscal 1997, other, net consists primarily of litigation settlement costs and the loss on disposal of non operating assets.

     Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries. Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries increased $10.7 million, from $27.1 million for the 12 months ended December 31, 1996 to $37.8 million for fiscal 1997. The increase is due primarily to the issuances of the 14% Preferred Stock in March 1997 and the 6 3/4% Preferred Securities in September and October 1997. Offsetting this increase is $12.3 million recorded during the 12 months ended December 31, 1996 for the excess of the redemption price over the carrying amount of the 12% redeemable preferred stock of Holdings ("12% Redeemable Preferred Stock") redeemed in April 1996. Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries recorded during fiscal 1997 consists of the accretion of issue costs ($0.9 million) and the accrual of the preferred security dividends ($38.9 million) associated with the 6 3/4% Preferred Securities, the 14% Preferred Stock and the 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2007 (the "14 1/4% Preferred Stock"), offset by minority interest in losses of subsidiaries of $2.0 million.

     Share of losses of joint venture and investment. Effective October 1, 1996, the Company sold its 50% interest in the Phoenix network joint venture. As a result, no share of losses in joint venture was recorded during fiscal 1997, as compared to the $1.6 million loss recorded during the comparable 12-month period in 1996.

     Net loss. Net loss increased $128.4 million, or 64%, due to the increases in operating costs, SG&A expense, depreciation and amortization, interest expense and minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries noted above.

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

     Revenue. Revenue for the three months ended December 31, 1996 increased $21.6 million, or 61%, from the three months ended December 31, 1995. The increase in total revenue reflects continued growth in Telecom Services, Network Services and Satellite Services, offset slightly by the loss in revenue resulting from the sale of four of the Company's teleports during the second quarter of fiscal 1996. Telecom Services revenue increased 157% to $34.8 million due to an increase in network usage for both switched and special access services, offset in part by a decline in average unit pricing. Switched services revenue increased from $5.1 million (38% of Telecom Services revenue) for the three months ended December 31, 1995, to $16.4 million (47% of Telecom Services revenue) for the three months ended December 31, 1996. Switched access revenue represented substantially all of the Company's switched services revenue component for the three months ended December 31, 1996. Special access revenue increased from $7.5 million (56% of Telecom Services revenue) for the three months ended December 31, 1995 to $10.9 million (31% of Telecom Services revenue) for the three months ended December 31, 1996. Also, included in Telecom Services revenue for the three months ended December 31, 1996 is $7.5 million generated by Zycom, compared to $0.9 million for the three months ended December 31, 1995. Approximately $6.5 million of the increase in Zycom revenue for the three months ended December 31, 1996 as compared to the same period in 1995 relates to changes in the classification of certain operating costs as a result of the Company entering into long-term contracts with its major customers. Network usage as reflected in VGEs increased 53% from 488,403 VGEs on December 31, 1995 to 748,528 at December 31, 1996. On December 31, 1996, the Company had 2,069 buildings connected to its networks compared to 1,539 buildings connected on December 31, 1995. Consistent with expectations, Network Services revenue growth was moderate, increasing from $15.7 million to $16.0 million for the three months ended December 31, 1995 and 1996, respectively, while the Company repositioned its systems and operations to improve operating results. Satellite Services revenue remained relatively stable between the three-month periods ended December 31, 1995 and 1996 as a result of the offsetting effects of increased maritime minutes of use from cruise ships and no revenue in the three months ended December 31, 1996 from the four teleports sold in March 1996. On a pro forma basis to reflect the sale of the teleports, the Company's Satellite Services revenue for the three months ended December 31, 1995 and 1996 was $3.7 million and $6.2 million, respectively.

     Operating costs. Total operating costs for the three months ended December 31, 1996 increased $22.8 million, or 84%, from the same period in 1995. Telecom Services operating costs increased from $11.9 million, or 88%, of Telecom Services revenue for the three months ended December 31, 1995, to $34.5 million, or 99%, of Telecom Services revenue for the three months ended December 31, 1996. The increase in operating costs in absolute dollars is attributable to the increase in switched access services and the addition of engineering and operations personnel dedicated to the development of local exchange services. The increase in operating costs as a percentage of revenue is due primarily to the increase in switched access services revenue. Network Services operating costs increased 2% to $12.3 million for the three months ended December 31, 1996 and increased as a percentage of Network Services revenue from 76% to 77% for the three month periods ended December 31, 1995 and 1996, respectively. Satellite Services operating costs decreased 2% to $3.2 million for the three months ended December 31, 1996. Satellite Services operating costs as a percentage of revenue declined to 51% of Satellite Services revenue during the three months ended December 31, 1996, from 52% during the three months ended December 31, 1995. The decrease in percentage of revenue as well as absolute dollars is attributable to the decline in revenue resulting from the sale of four of the Company's teleports in March 1996, offset by an increase in higher margin maritime services revenue at MTN. Revenue from teleport operations historically have yielded lower gross margins than maritime services revenue.

     Selling, general and administrative expense. SG&A expenses for the three months ended December 31, 1996 increased $5.6 million, or 30%, compared to the three months ended December 31, 1995. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of the Company's CLEC operations. SG&A expenses as a percentage of total revenue was 43% for the three months ended December 31, 1996, compared to 53% for the same period in 1995. SG&A expenses for Network Services decreased both in absolute dollars and as a percentage of Network
Services revenue due to approximately $0.7 million in non-recurring charges, primarily legal accruals, recorded during the three months ended December 31, 1995. Satellite Services SG&A expenses decreased in absolute dollars and as a percentage of Satellite Services revenue due to cost control efforts by the Company's management. Other corporate expenses increased from $4.0 million, or 11% of total revenue, for the three months ended December 31, 1995 to $5.7 million, or 10% of total revenue, for the three months ended December 31, 1996. This increase is primarily attributable to the addition of employees, principally human resources and regulatory personnel, for the purpose of managing the Company's growth and its expansion into new markets as allowed under the Telecommunications Act.

     Depreciation and amortization expense. Depreciation and amortization expense increased $4.9 million, or 100%, for the three months ended December 31, 1996, as compared to the same period in 1995. Depreciation of fixed assets increased by approximately $2.3 million as a result of the shortening of estimated depreciable lives during fiscal 1996, as discussed in "-Accounting Changes," and an increase in depreciable fixed assets due to the continued expansion of the Company's networks. The increase in depreciation expense was offset slightly due to the sale of four of the Company's teleports in March 1996.

     Net loss (gain) on disposal of long-lived assets. Net loss (gain) on disposal of long-lived assets decreased from a net loss of $1.0 million for the three months ended December 31, 1995 to a net gain of $0.8 million for the three months ended December 31, 1996. Net loss on disposal of long-lived assets for the three months ended December 31, 1995 includes the write-off of certain operating assets. For the three months ended December 31, 1996, net gain on disposal of long-lived assets consists of the gain on sale of the Company's 50% interest in the Phoenix network joint venture.

     Interest expense. Interest expense increased by $9.3 million, from $15.2 million for the three months ended December 31, 1995 to $24.5 million for the three months ended December 31, 1996, which included $22.7 million of non-cash interest. This increase was attributable to an increase in long-term debt, primarily the 12 1/2% Senior Discount Notes (the "12 1/2% Notes") issued in April 1996 and an increase in capitalized lease obligations to finance Telecom Services equipment used in the expansion of the Company's networks.

     Interest income. Interest income increased $2.2 million from the three months ended December 31, 1995 to $6.0 million for the three months ended December 31, 1996. The increase is attributable to the interest earned on the proceeds from the issuance of the 12 1/2% Notes and the 14 1/4% Preferred Stock in April 1996.

     Share of losses of joint venture and investment. As a result of the sale of the Company's 50% interest in the Phoenix network joint venture, no share of losses in joint venture was recorded during the three months ended December 31, 1996, as compared to the $0.2 million recorded during the same period in 1995.

     Other, net. Other, net for the three months ended December 31, 1996 was $0.1 million net expense as compared to a minor net gain for the three months ended December 31, 1995. Other expense recorded during the three-month period ended December 31, 1996 consists of miscellaneous other expenses.

     Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries. Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries increased $1.8 million, from $3.2 million for the three months ended December 31, 1995 to $5.0 million for the three months ended December 31, 1996. The increase is due primarily to the issuance of the 14 1/4% Preferred Stock in April 1996. Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries recorded during the current three-month period ended December 31, 1996 consists of the accretion of issue costs ($0.1 million) and the accrual of the preferred stock dividend ($5.7 million) associated with the 14 1/4% Preferred Stock, offset by minority interest in losses of subsidiaries of $0.8 million.

     Cumulative effect of change in accounting for revenue from long-term telecom services contracts. The cumulative effect of change in accounting for revenue from long-term telecom services contracts recorded during the three months ended December 31, 1995 is due to the change in accounting principle as described in "-Accounting Changes." As the change in accounting was applied retroactively as of October 1, 1995, no similar amounts were recorded during the three months ended December 31, 1996.

     Net loss. Net loss increased $15.2 million, or 44%, due to the increase in operating costs, SG&A expenses, depreciation and amortization and interest expense noted above.

Fiscal 1996 Compared to Fiscal 1995

     The following information reflects the results of operations for fiscal 1996 compared to the pro forma results of operations for fiscal 1995, assuming the change in accounting for long-term telecom services contracts described in "-Accounting Change" had been applied retroactively.

     Revenue. Revenue for fiscal 1996 increased $58.2 million, or 52%, from fiscal 1995. The increase in total revenue reflects continued growth in Telecom Services, Network Services and Satellite Services, offset slightly by the loss in revenue resulting from the sale of four of the Company's teleports. Telecom Services revenue increased 177% to $87.7 million due to an increase in network usage for both switched and special access services, offset in part by a decline in average unit prices. Switched services revenue, consisting solely of switched access services, increased from $5.8 million (18% of Telecom Services revenue) for fiscal 1995, to $36.7 million (42% of Telecom Services revenue) for fiscal 1996. Special access revenue increased from $25.1 million (78% of Telecom Services revenue) for fiscal 1995 to $36.1 million (41% of Telecom Services revenue) for fiscal 1996. Also included in Telecom Services revenue for fiscal 1996 is $14.9 million generated by Zycom, compared to $1.4 million in fiscal 1995. Approximately $10.6 million of the increase in Zycom revenue relates to changes in the classification of certain operating costs as a result of the Company entering into long-term contracts with its major customers. Network usage as reflected in VGEs increased 47% from 430,535 VGEs on September 30, 1995, to 630,697 VGEs on September 30, 1996. On September 30, 1996, the Company had 2,067 buildings connected to its networks compared to 1,375 buildings connected on September 30, 1995. Consistent with expectations, Network Services revenue growth was moderate, increasing from $58.8 million to $60.1 million, while the Company repositioned its systems and operations to improve operating results. Satellite Services revenue increased 4% to $21.3 million for fiscal 1996 primarily due to increased maritime minutes of use from cruise ships offset in part by the decrease resulting from the sale of four of the Company's teleports. Satellite Services revenue for fiscal 1995 and 1996, on a pro forma basis to reflect the sale of teleports, was $11.4 million and $18.9 million, respectively. Satellite Services revenue decreased $0.4 million from the third quarter of fiscal 1996 to the fourth quarter of fiscal 1996. The decrease in revenue was primarily due to three Navy vessels being in "dry dock."

     Operating costs. Total operating costs for fiscal 1996 increased $56.4 million, or 72%, from fiscal 1995. Telecom Services operating costs increased from $21.8 million, or 69% of Telecom Services revenue for fiscal 1995, to $78.7 million, or 90% of Telecom Services revenue for fiscal 1996. The increase in operating costs in absolute dollars is attributable to the increase in switched access services and the expansion in off-net special access service offerings. The increase in operating costs as a percentage of total revenue is due primarily to the increase in switched access services revenue. Network Services operating costs increased 1% to $46.3 million and decreased as a percentage of Network Services revenue from 78% for fiscal 1995 to 77% for fiscal 1996. Satellite Services operating costs decreased to $10.3 million for fiscal 1996, from $11.1 million for fiscal 1995. Satellite Services operating costs as a percentage of revenue also declined to 48% for fiscal 1996, compared to 54% for fiscal 1995. The decrease both in absolute dollars and as a percentage of revenue is attributable to the decline in revenue resulting from the sale of four of the Company's teleports, partially offset by an increase in higher margin maritime services revenue at MTN.

     Selling, general and administrative expense. SG&A expenses for fiscal 1996 increased $13.8 million, or 22%, compared to fiscal 1995. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, marketing and sales staff dedicated to the expansion of the Company's networks and implementation of the Company's switched services strategy and development of the Company's CLEC operations. A portion of the increase was also attributable to approximately $1.8 million of legal, accounting, and SEC filing fees incurred in the incorporation of a new U.S. publicly traded holding company, ICG Communications, Inc., and approximately $1.3 million of consulting fees related to various process improvement initiatives. SG&A expenses as a percentage of total revenue was 45% for fiscal 1996, compared to 57% for fiscal 1995. SG&A expenses for Network Services increased due to increased engineering, marketing and sales staff to support growth in network system installations. Satellite Services SG&A expenses increased primarily due to the growth of MTN and MCN.

     Depreciation and amortization. Depreciation and amortization increased $13.7 million, or 83%, for fiscal 1996 compared to fiscal 1995. Depreciation of fixed assets increased by approximately $7.0 million as a result of the shortening of estimated depreciable lives discussed in "-Accounting Changes," and an increase in depreciable fixed assets due to the continued expansion of the Company's networks. The increase in depreciation expense was offset slightly due to the sale of four of the Company's teleports.

     Net loss (gain) on disposal of long-lived assets. Net loss (gain) on disposal of long-lived assets increased to $5.1 million during fiscal 1996 from $0.2 million during fiscal 1995. Net loss on disposal of long-lived assets for fiscal 1996 includes the loss recorded on the sale of four of the Company's teleports used in its Satellite Services operations ($1.1 million), the loss recorded on the disposal of other operating assets ($3.7 million) and a write-off of an investment ($0.3 million).

     Provision for impairment of long-lived assets. Provision for impairment of long-lived assets increased $3.0 million from fiscal 1995 to $10.0 million for fiscal 1996. The amount recorded during fiscal 1996 includes valuation allowances for the amounts receivable for advances made to the Phoenix network joint venture included in long-term notes receivable ($5.8 million), the investment in the Melbourne network ($2.7 million), the note receivable from NovoComm, Inc. ($1.3 million) and the Satellite Services Mexico subsidiary ($0.2 million). The fiscal 1995 amount includes an allowance for an investment ($2.0 million) and a write-down in the goodwill associated with the acquisition of Nova-Net ($5.0 million). Provision for impairment of long-lived assets was recorded based on management's estimate of the net realizable value of the Company's assets at September 30, 1995 and 1996.

     Interest expense. Interest expense increased by $61.3 million, from $24.4 million for fiscal 1995 to $85.7 million for fiscal 1996, which included $66.5 million of non-cash interest. This increase was attributable to an increase in long-term debt, primarily the 13 1/2% Senior Discount Notes due 2005 (the "13 1/2% Notes") issued in August 1995 and the 12 1/2% Notes issued in April 1996, and an increase in capitalized lease obligations to finance the purchase of Telecom Services and Satellite Services equipment. Also included in interest expense is a charge of approximately $11.5 million for the payments made to holders of the 13 1/2% Notes with respect to consents to amendments to the indenture governing the 13 1/2% Notes in order to permit the offering of the 13 1/2% Notes in April 1996.

     Interest income. Interest income increased $15.1 million from fiscal 1995. The increase is attributable to the increase in cash from the proceeds of the issuance of the 13 1/2% Notes in August 1995 and the 12 1/2% Notes and 14 1/4% Preferred Stock in April 1996.

     Share of losses of joint venture and investment. Share of losses in the Phoenix network joint venture, in which the Company held a 50% equity interest, increased $1.1 million, or 145%, from fiscal 1995 to $1.8 million for fiscal 1996 due to increased losses resulting from the continued expansion and implementation of switched access services.

     Other, net. Other, net increased from $0.5 million net expense for fiscal 1995 to $3.9 million net expense for fiscal 1996. Other expense recorded in fiscal 1996 consists primarily of settlement costs of certain litigation ($1.2 million) and the write-off of deferred financing costs upon conversion or settlement of debt ($2.7 million).

     Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries. Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries increased $24.2 million, from $1.1 million for fiscal 1995 to approximately $25.3 million for fiscal 1996. The increase is due to the accretion of the unit warrants issued in connection with the 13% Notes ($14.4 million) and issue costs ($1.1 million) associated with the issuance of the 12% Redeemable Preferred Stock, of Holdings (the "12% Preferred Stock") accretion of issue costs associated with the 14 1/4% Preferred Stock ($0.3 million), accrual of the preferred stock dividend on the 12% Preferred Stock ($2.1 million) and the 14 1/4% Preferred Stock ($9.1 million) and the excess redemption price over the stated value of the convertible Series B Preferred Stock of Holdings-Canada ($1.0 million), partially offset by the minority interest in losses of subsidiaries.

     Income tax benefit. Income tax benefit for fiscal 1996 was $5.1 million. The income tax benefit is due to an adjustment to the deferred tax liability as a result of the change in estimated depreciable lives.

     Cumulative effect of change in accounting for revenue from long-term telecom services contracts. The increase in cumulative effect of change in accounting for revenue from long-term telecom services contracts is due to the change in accounting as described in "-Accounting Changes."

     Net loss. Net loss increased $107.5 million, or 140%, due to the increases in operating costs, SG&A expenses, depreciation and amortization, interest expense and minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries noted above.

Quarterly Results

     The following table presents selected unaudited operating results for three-month quarterly periods, beginning with the three months ended December 31, 1995 and through the three months ended December 31, 1997. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this Annual Report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. ICG's development and expansion activities, including acquisitions, during the periods shown below materially affect the comparability of this data from one period to another.






                                                                          Three
                                                                          Months
                                   Three Months Ended                     Ended                   Three Months Ended
                    --------------------------------------------------              -----------------------------------------------
                      Dec. 31,     Mar. 31,     June 30,    Sept. 30,    Dec. 31,     Mar. 31,   June 30,   Sept.30,      Dec. 31,
                        1995         1996         1996        1996        1996         1997        1997       1997          1997
                    ------------ ------------ ------------ ----------- ------------ ----------- ---------- ----------- -------------
Statement of                                            (Dollars in thousands)
Operations Data:
Revenue:
  Telecom services  $  13,513       17,635       24,371       32,162      34,787      38,280      41,243     43,664     54,503
  Network services     15,718       13,973       14,679       15,746      15,981      17,987      15,640     16,432     15,619
  Satellites
   services             6,168        4,336        5,596        5,197       6,188       6,783       7,883      7,640      7,680
                    ------------ ------------ ------------ ----------- ------------------------ ---------- ----------- -------------
     Total revenue     35,399       35,944       44,646       53,105      56,956      63,050      64,766     67,736     77,802

Operating loss        (15,258)     (15,823)     (20,262)     (37,031)    (26,279)    (40,915)    (46,592)   (46,543)   (59,483)
Net loss before
  cumulative effect
  of change in
  accounting          (31,189)     (26,939)     (64,721)     (57,805)    (49,823)    (66,781)    (77,570)   (80,047)  (103,245)
Cumulative effect
  of change in
  accounting (1)       (3,453)           -            -            -           -           -           -          -          -
                    ------------ ------------ ------------ ----------- ------------------------ ---------- ----------- -------------
     Net loss       $ (34,642)     (26,939)     (64,721)     (57,805)    (49,823)    (66,781)    (77,570)   (80,047)  (103,245)
                    ============ ============ ============ =========== ============================================== =============

Other Data:
EBITDA (2)            (10,339)      (8,381)     (11,207)     (12,957)    (17,226)    (29,901)    (33,791)   (31,699)   (28,440)
Net cash used by
  operating
  activities           (4,598)     (16,400)     (15,059)      (7,300)     (8,636)    (14,770)    (23,235)   (33,219)   (55,730)
Net cash used by
  investing
  activities          (25,242)     (51,322)     (10,729)     (47,911)    (82,342)    (60,219)    (50,733)  (193,587)  (125,328)
Net cash (used)
  provided by
  financing
  activities           (8,413)     (23,956)     400,467       (7,871)       (170)    174,343      (3,100)   111,943     32,535
Capital
expenditures (3)       26,882       76,433       29,882       44,110      70,297      58,578      64,412     64,489     82,114

Statistical Data(4):
Full time employees       998        1,061        1,173        1,323       1,424       1,606       1,854      2,083      2,219
Telecom services:
  Access lines in
   service (5)              -            -            -            -           -       5,371      20,108     50,551    141,035
  Buildings connected:
    On-net                304          327          384          478         522         545         560        590        596
    Hybrid (6)          1,235        1,401        1,493        1,589       1,547       1,550       1,704      1,726      1,725
                    ------------ ------------ ------------ ----------- ---------------------------------------------- -------------
    Total buildings
      connected         1,539        1,728        1,877        2,067       2,069       2,095       2,264      2,316      2,321
  Customer circuits
    in service
    (VGEs) (7)        488,403      510,755      551,881      630,697     748,528     816,238     917,656   1,006,916  1,111,697
  Operational
    switches:
    Voice                  13           13           13           14          14          16          17         18         19
    Data                    -            -            -            -           -          10          15         15         15
                    ------------ ------------ ------------ ----------- ---------------------------------------------- -------------
      Total
        operational
        switches           13           13           13           14          14          26          32         33         34
  Switched minutes
    of use (in
    millions)             235          362          475          563         607         682         742        788        660
  Fiber route
    miles (8)
    Operational           637          780          886        2,143       2,385       2,483       2,898      3,021      3,043
    Under
    construction            -            -            -            -           -           -           -          -      1,064
  Fiber strand
    miles (9)
    Operational        28,779       36,310       45,098       70,067      75,490      83,334     101,788    109,510    111,435
    Under
    construction            -            -            -            -           -           -           -          -     16,366
  Wireless
    miles (10)            545          582          483          491         506         511         511        511        511
Satellite services:
  VSATs                   633          658          659          835         860         875         895        934        957
  C-Band
    installations(11)      33           36           48           48          54          57          57         54         57
  L-Band
    installations(12)       -            3           53          109         204         355         671        768      1,239
-----------

(1) During fiscal 1996, the Company changed its method of accounting for long-term telecom services contracts to recognize revenue as services are provided. See "-Accounting Change." Other than the cumulative effect of adopting this new method of accounting, the effect of this change in accounting for the periods presented was not significant.

(2) EBITDA consists of revenue less operating costs and selling, general and administrative expenses. EBITDA is provided because it is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with GAAP for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities as determined using GAAP are also presented in Other Data.

(3) Capital expenditures includes assets acquired under capital leases and excludes payments for construction of the Company's new headquarters which the Company sold in January 1998 and leased back under a long-term operating lease.

(4) Amounts presented are for three-month periods ended, or as of the end of, the period presented.

(5) Access lines in service at December 31, 1997 includes 66,346 lines which are provisioned through the Company's switch and 74,689 lines which are provisioned through resale and other agreements with various local exchange carriers. Resale lines typically generate lower margins and are used primarily to obtain customers. Although the Company plans to migrate lines from resale to higher margin on-switch lines, there are no assurances that it will be successful in executing this strategy.

(6) Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities. Hybrid buildings declined from September 30, 1996 to December 31, 1996 due to the sale of the Company's 50% interest in the Phoenix joint venture.

(7)  Customer  circuits  in service  are  measured  in voice  grade  equivalents
     ("VGEs").

(8) Fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of December 31, 1997, the Company had 3,043 fiber route miles, of which 171 fiber route miles were leased under operating leases. Fiber route miles under construction represents fiber under construction which is expected to be operational within six months.

(9) Fiber strand miles refers to the number of fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of December 31, 1997, the Company had 111,435 fiber strand miles, of which 3,278 fiber strand miles were leased under operating leases. Fiber strand miles under construction represents fiber under construction which is expected to be operational within six months.

(10) Wireless miles represents the total distance of the digital microwave paths between Company transmitters which are used in the Company's networks.

(11) C-Band installations service cruise ships, U.S. Navy vessels and offshore oil platform installations.

(12) L-Band installations service smaller maritime installations, and both mobile and fixed land-based units.


     The Company's consolidated revenue has increased every quarter since the first fiscal quarter of 1992, primarily due to the installation and acquisition of new networks, the expansion of existing networks and increased services provided over existing networks. From the third quarter of fiscal 1993 until the sale of four teleports in the second quarter of fiscal 1996, Satellite Services also contributed to the quarterly revenue growth.

     EBITDA, operating and net losses have generally increased immediately preceding and during periods of relatively rapid network acquisition and expansion activity. The increased quarterly losses from the first quarter of fiscal 1995 through the quarter ended December 31, 1997 resulted from a combination of increases in negative margin switched access services revenue and increases in personnel and other SG&A expenses to support the acquisition and expansion of Telecom Services networks, the implementation of the Company's switched access services strategy and development of local exchange services. Since the quarter ended June 30, 1996, EBITDA losses have improved for each consecutive quarter. As the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities, while experiencing decelerating increases in personnel and other SG&A expenses supporting its Telecom Services networks, any or all of which may not occur, the Company anticipates that EBITDA losses will continue to improve in the near term.

     Individual operating units may experience variability in quarter to quarter revenue due to (i) the type and mix of services available to customers, (ii) the timing and size of contract orders, (iii) the timing of price changes and associated impact on volume, and (iv) customer usage patterns.

 Net Operating Loss Carryforwards

     As of December 31, 1997, the Company had net operating loss carryforwards ("NOLs") of approximately $353.0 million, which expire at various times in varying amounts through 2012. However, due to the provisions of Section 382,
Section 1502 and certain other provisions of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of a portion of the NOLs will be limited. In addition, the Company is also subject to certain state income tax laws which may also limit the utilization of NOLs for state income tax purposes.

     Section 382 of the Code provides annual restrictions on the use of NOLs, as well as other tax attributes, following significant changes in ownership of a corporation's stock, as defined in the Code. Investors are cautioned that future events beyond the control of the Company could reduce or eliminate the Company's ability to utilize the tax benefits of its NOLs. Future ownership changes under
Section 382 will require a new Section 382 computation which could further restrict the use of the NOLs. In addition, the Section 382 limitation could be reduced to zero if the Company fails to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

 Liquidity and Capital Resources

     The Company's growth has been funded through a combination of equity, debt and lease financing. As of December 31, 1997, the Company had current assets of $310.2 million, including $217.0 million of cash, cash equivalents and short-term investments available for sale, which exceeded current liabilities of $99.3 million, providing working capital of $210.9 million. The Company invests excess funds in short-term, interest-bearing investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's short term investment objectives are safety, liquidity and yield, in that order.

 Cash Used By Operating Activities

     The Company's operating activities used $42.8 million and $43.4 million in fiscal 1995 and 1996, respectively, $4.6 million and $8.6 million for the three months ended December 31, 1995 and 1996, respectively, and $127.0 million for fiscal 1997. Cash used by operations is primarily due to net losses, which are partially offset by non-cash expenses, such as depreciation and amortization expense, deferred interest expense, preferred dividends on subsidiary preferred securities and changes in working capital items.

     The Company expects to continue to generate negative cash flows from operating activities while it emphasizes the development, construction and expansion of its Telecom Services business. Consequently, it does not anticipate that cash provided by operations will be sufficient to fund operating activities, future expansion of existing networks or the construction and acquisition of new networks in the near term. As the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities, while experiencing decelerating increases in personnel and other SG&A expenses supporting its Telecom Services networks, any or all of which may not occur, the Company anticipates that cash used by operating activities will continue to improve in the near term.

 Cash Used By Investing Activities

     Cash used by investing activities was $71.6 million and $135.2 million (net of $21.6 million received in connection with the sale of certain satellite equipment, including four teleports) in fiscal 1995 and 1996, respectively, $25.2 million (net of $21.1 million received in connection with the aforementioned equipment sale) and $82.3 million for the three months ended December 31, 1995 and 1996, respectively, and $429.9 million for fiscal 1997. Cash used by investing activities includes cash expended for the acquisition of property, equipment and other assets of $50.1 million and $122.3 million for fiscal 1995 and 1996, respectively, and $26.8 million and $50.8 million for the three months ended December 31, 1995 and 1996, respectively, and $269.6 million for fiscal 1997. Additionally, cash used by investing activities includes payments for construction of the Company's new headquarters of $1.5 million, $7.9 million and $29.4 million for fiscal 1996, the three months ended December 31, 1996 and fiscal 1997, respectively. The Company will continue to use cash in investing activities in 1998 and subsequent periods for the construction of new networks, the expansion of existing networks and potentially for acquisitions. The Company acquired assets under capital leases and through the issuance of debt or warrants of $38.7 million and $55.0 million in fiscal 1995 and 1996, respectively, $0.1 million and $19.5 million for the three months ended December 31, 1995 and 1996, respectively, and zero for fiscal 1997.

 Cash Provided (Used) By Financing Activities

     Financing activities provided $377.8 million and $360.2 million in fiscal 1995 and 1996, respectively, used $8.4 million and $0.2 million in the three months ended December 31, 1995 and 1996, respectively, and provided $315.7 million in fiscal 1997. Cash provided by financing activities primarily includes cash received in connection with the private placement of units consisting of the 13 1/2% Senior Discount Notes due 2005 (the "13 1/2% Notes") and warrants in August 1995, the 12 1/2% Notes and the 14 1/4% Preferred Stock in April 1996, the 11 5/8% Notes and the 14% Preferred Stock in March 1997 and the 6 3/4% Preferred Securities in September and October 1997. Historically, the funds to finance the Company's business acquisitions, capital expenditures, working capital requirements and operating losses have been obtained through public and private offerings of ICG and Holdings-Canada common shares, convertible subordinated notes, convertible preferred shares of Holdings-Canada, capital lease financings and various working capital sources, including credit facilities, in addition to the private placement of the securities previously mentioned.

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

     The 11 5/8% Notes are unsecured senior obligations of Holdings (guaranteed by ICG) that mature on March 15, 2007. Interest will accrue at 11 5/8% per annum, beginning March 15, 2002, and is payable each March 15 and September 15, commencing September 15, 2002. Dividends on the 14% Preferred Stock are cumulative at a rate of 14% per annum and are payable quarterly in arrears each March 15, June 15, September 15 and December 15, commencing June 15, 1997. The 14% Preferred Stock has a liquidation preference of $1,000 per share, plus accrued and unpaid dividends, and is mandatorily redeemable in 2008. The 14% Preferred Stock is exchangeable, at the option of Holdings, into 14% senior subordinated exchange debentures of Holdings due 2008, at any time after the exchange is permitted under certain indenture restrictions.

     On September 24 and October 3, 1997, ICG Funding completed a private placement (guaranteed by ICG) of 2,645,000 6 3/4% Preferred Securities for net proceeds, after underwriting costs, of approximately $127.6 million. Dividends on the 6 3/4% Preferred Securities are payable quarterly in arrears each February 15, May 15, August 15 and November 15, and commenced November 15, 1997. The dividend is payable in cash through November 15, 2000, and in cash or shares of ICG common stock, at the option of ICG Funding, thereafter. The 6 3/4% Preferred Securities have a liquidation preference of $50 per security, plus accrued and unpaid dividends, and are mandatorily redeemable in 2009. The 6 3/4% Preferred Securities are exchangeable at any time prior to November 15, 2009 into shares of ICG Common Stock at a rate of 2.0812 shares of Common Stock per preferred security or $24.025 per share.

     As of December 31, 1997, an aggregate of approximately $60.2 million of capitalized lease obligations was due prior to December 31, 2001 and an aggregate accreted value of approximately $887.5 million was outstanding under the 13 1/2% Notes, the 12 1/2% Notes and the 11 5/8% Notes. The 13 1/2% Notes require payments of interest to be made in cash commencing March 15, 2001 and mature on September 15, 2005. The 12 1/2% Notes require payments of interest to be made in cash commencing November 1, 2001 and mature on May 1, 2006. The 11 5/8% Notes require payments of interest to be made in cash commencing March 15, 2002 and mature on March 15, 2007. The 6 3/4% Preferred Securities require payments of dividends to be made in cash and are being paid currently through November 15, 2000. In addition, the 14% Preferred Stock and the 14 1/4% Preferred Stock require payment of dividends to be made in cash commencing June 15, 2002 and August 1, 2001, respectively. As of December 31, 1997, the Company had $7.9 million of other indebtedness outstanding. The Company may also have additional payment obligations prior to such time, the amount of which cannot presently be determined. The Company's cash on hand and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand its Telecom Services business as currently planned and to fund its operating deficits through the first quarter of 1999. With respect to indebtedness outstanding on December 31, 1997, the Company has cash interest payment obligations of approximately $113.3 million in 2001, $158.0 million in 2002 and $168.1 million in 2003. With respect to preferred securities currently outstanding, the Company has cash dividend obligations of approximately $8.9 million in each of 1998, 1999 and 2000, $21.5 million in 2001, $57.0 million in 2002 and $70.9 million in 2003. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to March 2001. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness, including such capitalized leases, or obtain such additional funds, and if the Company is unable to effect such refinancings or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness or make payments of cash dividends on, or the mandatory redemption of, its preferred securities, would be adversely affected.

     On February 12, 1998, ICG Services completed a private placement of 10% Senior Discount Notes due 2008 for net proceeds, after underwriting costs, of approximately $291.6 million. Interest will accrue at 10% per annum, beginning February 15, 2003, and is payable each February 15 and August 15, commencing August 15, 2003. The Notes will be redeemable at the option of ICG Services, in whole or in part, on or after February 15, 2003.

 Capital Expenditures

     The Company expects to continue to generate negative cash flows from operating activities over the near term while it emphasizes development, construction and expansion of its business and until the Company establishes a sufficient revenue-generating customer base. The Company's capital expenditures (including assets acquired under capital leases and excluding payments for construction of the Company's new headquarters) were $88.7 million and $177.3 million for fiscal 1995 and 1996, respectively, $26.9 million and $70.3 million for the three months ended December 31, 1995 and 1996, respectively, and $269.6 million for fiscal 1997. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services will require capital expenditures of approximately $450.0 million during 1998, including capital expenditure requirements of NETCOM. To facilitate the expansion of its services and networks the Company has entered into equipment purchase agreements with various vendors under which the Company must purchase a substantial amount of equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

 Other Cash Commitments and Capital Requirements

     The Company's operations have required and will continue to require significant capital expenditures for development, construction, expansion and acquisitions of telecommunications assets. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flows. In addition to the Company's planned capitial expenditures, it has other cash commitments as described in the footnotes to the Company's audited Consolidated Financial Statements for the fiscal year ended December 31, 1997 included elsewhere herein.

     In view of the anticipated negative cash flows from operating activities, the continuing development of the Company's products and services, the expansion of existing networks and the construction, leasing and licensing of new networks, the Company will require additional amounts of cash in the future from outside sources. Management believes that the Company's cash on hand and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand its Telecom Services business as currently planned and to fund its operating deficits through the first quarter of 1999. Additional sources of cash may include public and private equity and debt financings, sales of non-strategic assets, capitalized leases and other financing arrangements. The Company may require additional amounts of equity capital in the near term. In the past, the Company has been able to secure sufficient amounts of financing to meet its capital expenditure needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company.

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

Year 2000 Compliance

     While the Company believes that its software applications are year 2000 complaint, there can be no assurance until the year 2000 occurs that all systems will then function adequately. Further, if the software applications of local exchange carriers, long distance carriers or others on whose services the Company depends are not year 2000 complaint, it could have a material adverse effect on the Company's financial condition and results of operations.

Accounting Change

     During fiscal 1996, the Company changed its method of accounting for long-term telecom services contracts. Under the new method, the Company recognizes revenue as services are provided and continues to charge direct selling expenses to operations as incurred. The Company had previously recognized revenue in an amount equal to the noncancelable portion of the contract, which is a minimum of one year on a three-year or longer contract, at the inception of the contract and upon activation of service to the customer, to the extent of direct installation and selling expense incurred in obtaining customers during the period in which such revenue was recognized. Revenue recognized in excess of normal monthly billings during the year was limited to an amount which did not exceed such installation and selling expense. The remaining revenue from the contract had been recognized ratably over the remaining noncancelable portion of the contract. The Company believes the new method is preferable because it provides a better matching of revenue and related operating expenses and is more consistent with accounting practices within the telecommunications industry.

     As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting as if such change had been adopted as of October 1, 1995. The Company's results for fiscal 1996 include a charge of $3.5 million ($0.13 per share) relating to the cumulative effect of this change in accounting as of October 1, 1995. The effect of this change in accounting was not significant for fiscal 1996. If the new revenue recognition method had been applied retroactively, Telecom Services revenue would have decreased by $0.5 million and $0.7 million for fiscal 1994 and 1995, respectively. See the Company's Consolidated Financial Statements and the related notes thereto contained elsewhere in this Annual Report.

 New Accounting Standard

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128") which revises the calculation and presentation of Accounting Principles Board Opinion 15 and related interpretations. The Company adopted SFAS 128 for the fiscal year ending December 31, 1997, including the requirement for retroactive application. The adoption of SFAS 128 had no effect on the Company's reported loss per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company appear on page F-1 of this Annual Report. The financial statement schedule required under Regulation S-X is filed pursuant to Item 14 of this Annual Report, and appears on page S-1 of this Annual Report.

     Selected quarterly financial data required under this Item is included under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANTS

     ICG's corporate charter provides that Directors serve staggered three-year terms. The Directors of ICG will hold office until the designated annual meeting of stockholders and until their successors have been elected and qualified or until their death, resignation or removal.

     There are  currently  four  committees  of the Board of  Directors  of ICG:
Executive Committee, Audit Committee, Compensation Committee and Stock Option Committee. The Executive Committee provides Board oversight for the operations of the Company between Board meetings. The Audit Committee reviews the services provided by the Company's independent auditors, consults with the independent auditors on audits and proposed audits of the Company, reviews certain filings with the Securities and Exchange Commission, and reviews internal auditing procedures and the adequacy of internal controls. The Compensation Committee determines compensation for most executives and reviews transactions, if any, with affiliates. The Stock Option Committee determines stock option awards. The officers of ICG are elected by the Board of Directors and hold office until their successors are chosen and qualified or until their death, resignation or removal.

     Set forth below are the names, ages and positions of Directors and executive officers of ICG.

Name                                Age  Position
---------------------------------- ----- ---------------------------------------
William J. Laggett (2)(4)(5)(6)(7)  68        Chairman of the Board of Directors
J. Shelby Bryan (2)(6)              52        President, Chief Executive Officer
                                              and Director
Douglas I. Falk                     48        Executive Vice President -
                                              Satellite and President of ICG
                                              Satellite Services, Inc.
David W. Garrison (3)(4)            42        Director and President and Chief
                                              Executive Officer of NETCOM
James D. Grenfell                   46        Executive Vice President and Chief
                                              Financial Officer
John Kane                           45        Executive Vice President - Network
                                              and President of FOTI
Marc E. Maassen                     47        Executive Vice President -
                                              Strategic Planning
Sheldon S. Ohringer                 40        Executive Vice President - Telecom
                                              and President of ICG Telecom Group
                                              Inc.
H. Don Teague                       55        Executive Vice President, General
                                              Counsel and Secretary
Harry R. Herbst (3)(4)(5)(7)        46        Director
Leontis Teryazos (1)(5)(7)          55        Director
Walter Threadgill (1)(5)(7)         52        Director


(1)  Term expires at annual meeting of stockholders in 1998.

(2)  Term expires at annual meeting of stockholders in 1999.

(3)  Term expires at annual meeting of stockholders in 2000.

(4)  Member of Audit Committee.

(5)  Member of Compensation Committee.

(6)  Member of Executive Committee.

(7)  Member of Stock Option Committee.

Executive Officers of ICG

J. Shelby Bryan was appointed President, Chief Executive Officer and a Director in May 1995. He has 18 years of experience in the telecommunications industry, primarily in the cellular business. He co-founded Millicom International
Cellular S.A. ("Millicom"), a publicly owned corporation providing cellular service internationally, served as its President and Chief Executive Officer from 1985 to 1994 and has served as a Director through the present.

Douglas I. Falk has been President of ICG Satellite Services, Inc. since August 1996 and Executive Vice President - Satellite since October 1996. Prior to joining the Company, Mr. Falk held several positions in the cruise line industry, including President of Norwegian Cruise Line, Senior Vice President - Marketing and Sales with Holland America Lines/Westours and Executive Vice President of Royal Viking Line. Prior to his work in the cruise line industry, Mr. Falk held executive positions with MTI Vacations, Brown and Williamson Tobacco, Pepsico International, Glendenning Associates and The Procter and Gamble Company.

James D. Grenfell, Executive Vice President and Chief Financial Officer, joined the Company in November 1995. Previously, Mr. Grenfell served as Director of Financial Planning for BellSouth Corporation and Vice President and Assistant Treasurer of BellSouth Capital Funding. A Chartered Financial Analyst, Mr. Grenfell has been a telephone industry financial executive for over 16 years. He was with BellSouth from 1985 through November 1996, serving previously as Finance Manager of Mergers and Acquisitions. He handled BellSouth's financing strategies, including capital market financings as well as public debt and banking relationships. Prior to BellSouth, Mr. Grenfell spent two years as a Project Manager with Utility Financial Services and six years with GTE of the South, a subsidiary of GTE Corporation, including four years as Assistant Treasurer.

John Kane has been Executive Vice President - Network and President of Fiber Optic Technologies, Inc. since March 1998. Prior to joining the Company, Mr. Kane had 25 years of industry experience. Most recently, Mr. Kane was Executive Vice President Business Development for AMNEX, Inc., a specialty telecommunications services company. From 1992 to 1995, Mr. Kane was Senior Vice President for WCT Communications, Inc. where he built a national fiber optic long distance network. Mr. Kane has also served as President of Americas Carriers Telecommunications Association (ACTA) and is a frequent speaker at industry conferences.

Marc E. Maassen has been Executive Vice President - Strategic Planning since August 1996. Prior to this position, Mr. Maassen was Executive Vice President - Network of ICG beginning in October 1995, and President of Fiber Optic Technologies, Inc. in April 1995. Mr. Maassen joined the Company in 1991 as Vice President of Sales and Marketing. Prior to joining the Company, Mr. Maassen held senior sales management positions at TelWatch, Inc., an integrated network management software company. Mr. Maassen previously worked for First Interstate as Director of Telecom and for AT&T Information Systems as an Account Executive and for U S WEST as a Major Accounts Manager.

Sheldon S.  Ohringer  has been  Executive  Vice  President  - Telecom of ICG and
President of ICG Telecom Group, Inc. since September 1997. Prior to this position, Mr. Ohringer was Senior Vice President of Business Development and Strategic Planning for ICG Telecom Group, Inc. since November 1994. Prior to joining the Company, Mr. Ohringer was Senior Vice President of Sales and Business Development for US Long Distance from May 1991 until October 1994. From May 1984 until August 1990, Mr. Ohringer held key management and executive positions with Telecom* USA, a major long distance carrier which was acquired by MCI in 1990.

H. Don Teague joined the Company as Executive Vice President, General Counsel and Secretary in May 1997. Prior to this position, Mr. Teague was Senior Vice President, Administration and Legal with Falcon Seaboard Holdings, L.P. and its predecessors from April 1994 through April 1997. From 1974 to April 1994, Mr. Teague was a partner in the law firm of Vinson & Elkins L.L.P.

Directors of  ICG

William J. Laggett has been Chairman of the Board of Directors since June 1995 and a Director since January 1995. Mr. Laggett was the President of Centel Cellular Company from 1988 until his retirement in 1993. From 1970 to 1988, Mr. Laggett held a variety of management positions with Centel Corporation, including Group Vice President-Products Group, President-Centel Services, and Senior Vice President-Centel Corporation. Prior to joining Centel, Mr. Laggett worked for New York Telephone Company.

David W. Garrison has been a Director of the Company since January 1998. In March 1996, Mr. Garrison was appointed Chairman of the Board of Directors of NETCOM and, since April 1995, Mr. Garrison has been NETCOM's Chief Executive Officer. He has served as its President and a Director since February 1995. Mr. Garrison also served as NETCOM's Chief Operating Officer from February 1995 to April 1995. Mr. Garrison also serves on the Board of Directors of Ameritrade Holding Corporation, Traveling Software, Inc. and the Internet Service Association. From December 1990 to September 1994, Mr. Garrison was President of SkyTel, a division of Mobile Telecommunications, Inc. ("MTEL"). During his association with MTEL (1990 to 1994), Mr. Garrison also held positions as Senior Vice President and Vice President. From 1986 to 1990, Mr. Garrison served successively as Chief Operating Officer, President, Chief Executive Officer and Chairman for Dial Page, a regional paging carrier based in Greenville, South Carolina.

Harry R. Herbst has been a Director since October 1995 and has been Vice President of Finance and Strategic Planning of Gulf Canada Resources Ltd. since November 1995 and Vice President and Treasurer of Gulf Canada Resources Ltd. from January to November 1995. Previously, Mr. Herbst was Vice President of Taxation for Torch Energy Advisors Inc. from 1991 to 1994, and tax manager for Apache Corp. from 1987 to 1990. Mr. Herbst is a certified public accountant, formerly with Coopers & Lybrand.

Leontis Teryazos has been a Director since June 1995. Mr. Teryazos, a Canadian resident, has headed Letmic Management Inc., a financial consulting firm, since 1993, and Letmic Management Reg'd., a real estate development and management company, since 1985.

Walter Threadgill has been a Director since December 1997 and is the Managing General Partner of Atlantic Coastal Ventures, L.P. Previously, Mr. Threadgill was the President and CEO of Multimedia Broadcast Investment Corporation. He also held tenures as Divisional Vice President of Fiduciary Trust Company in New York, and as Sr. Vice President and Chief Operating Officer of United National Bank in Washington D.C. Mr. Threadgill chaired the Presidential Small Business Advisory Committee and served the National Association of Investment Companies as Director, Treasurer, and Legislative Committee Chairman. Mr. Threadgill is a member of the Federal Communications Bar Association.

Directors and Executive Officers of ICG Funding, Holdings-Canada and Holdings

     The Directors and executive officers of each of ICG Funding, Holdings-Canada and Holdings are set forth below. Biographical information regarding each individual is set forth above (except as to Mr. Gregory C.K. Smith, whose biographical information appears below).

ICG Funding

     Common Member and Manager - ICG Communications, Inc.

Holdings-Canada

     The Directors of Holdings-Canada are:

         William J. Laggett (Chairman)
         J. Shelby Bryan
         Harry R. Herbst
         Gregory C.K. Smith
         Leontis Teryazos

     The executive officers of Holdings-Canada are:

         J. Shelby Bryan - President and Chief Executive Officer
         Douglas I. Falk - Executive Vice President - Satellite
         James D. Grenfell - Executive Vice President and Chief Financial
                             Officer
         John Kane - Executive Vice President - Network
         Marc E. Maassen - Executive Vice President - Strategic Planning
         Sheldon S. Ohringer - Executive Vice President - Telecom
         H. Don Teague - Executive Vice President, General Counsel and Secretary

Gregory C.K. Smith, 39, has been a Director of Holdings-Canada since April 1994. Mr. Smith, a lawyer, is a partner of Tupper Jonsson & Yeadon in Vancouver, British Columbia. Mr. Smith was an associate employed by Tupper Jonsson & Yeadon from June 1986 until he joined the partnership in April 1991.

Holdings

     The Directors of Holdings are:

          J. Shelby Bryan (Chairman)
          James D. Grenfell
          John Kane
          Mark E. Maassen
          Sheldon S. Ohringer

     The executive officers of Holdings are:

          J. Shelby Bryan - President and Chief Executive Officer
          Douglas I. Falk - Executive Vice President - Satellite
          James D. Grenfell - Executive Vice President and Chief
                              Financial Officer
          John Kane - Executive Vice President - Network
          Marc E. Maassen - Executive Vice President - Strategic Planning Sheldon S. Ohringer - Executive Vice President - Telecom
          H. Don Teague - Executive Vice President, General Counsel and
                          Secretary

Compliance With Section 16(a) of the Exchange Act

         The following table lists the Directors, officers and beneficial owners of more than 10% of the outstanding Common Stock (each a "Reporting Person") that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, the number of late reports, the number of transactions that were not reported on a timely basis and any known failure to file a required Form by each Reporting Person.

                                    Transactions Untimely  Known Failures to File
Reporting Person     Late Reports   Reported               Required Forms
-------------------- -------------- ---------------------  ----------------------
Walter Threadgill    1 (Form 3)     1                      None
Mark S. Helwege (1)  1 (Form 5)     3                      None

(1)  Former Executive Vice President - Network and President of FOTI

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

     ICG compensates its non-employee Directors $250 for telephonic meetings and $2,500 for each Board of Directors' meeting or committee meeting attended, or $500 for committee meetings attended in conjunction with a Board of Directors' meeting, plus reimbursement of expenses. In addition, the Chairman of the Board receives an annual fee of $80,000 payable in quarterly installments. In fiscal 1996, all non-employee Directors of ICG were granted options to purchase 20,000 shares of Common Stock under ICG's 1995 Stock Option Plan, and during the transition period from October 1, 1996 through December 31, 1996, all non-employee Directors of ICG were granted options to purchase 5,000 shares of Common Stock under ICG's 1996 Stock Option Plan (the "1996 Plan"). On January 1, 1997, all non-employee Directors of ICG were granted options to purchase 20,000 shares of Common Stock under the 1996 Plan, which vested as to 5,000 shares at the end of each fiscal quarter. On June 17, 1997, all non-employee Directors of ICG were granted an additional option to purchase 5,000 shares of Common Stock under the 1996 Plan. On January 1, 1998, all non-employee Directors of ICG were granted options to purchase 20,000 shares of Common Stock under the 1996 Plan, which vest as to 5,000 shares at the end of each fiscal quarter.

Compensation Committee Interlocks and Insider Participation

     The  Compensation   Committee   presently  consists  of  four  non-employee
Directors: William J. Laggett, Chairman of the Board of Directors, Harry R. Herbst, Walter Threadgill and Leontis Teryazos.

Board Compensation Committee Report on Executive Compensation

     The Compensation Committee of the Board of Directors of the Company (the "Compensation Committee") evaluates compensation levels of senior management and evaluates the various factors affecting compensation of the Company's highest paid officers. The Compensation Committee believes that compensation to the Company's executive officers should be designed to encourage and reward management's efforts to further strengthen the Company's business and to create added value for stockholders. Such a compensation program helps to achieve the Company's business and financial objectives and also provides incentives needed to attract and retain well-qualified executives. The Company operates in a competitive marketplace and needs to attract and retain highly qualified senior management and executive personnel in order for the Company to achieve its goals of continuing to develop new services and expanding into new businesses and markets. The Compensation Committee attributes a substantial portion of the Company's overall performance, as well as the individual contributions of the executive officers, to the executive officers' compensation.

     The Company has employment agreements with several of its executive officers. See "Executive Employment Contracts" for descriptions of those agreements. All senior management, except for J. Shelby Bryan, President and Chief Executive Officer, are compensated with a base salary and an incentive bonus. The base salaries are intended to compensate these executives for their ongoing leadership skills and management responsibility. The incentive bonuses are dependent upon individual performance. For purposes of determining the bonuses, the Compensation Committee evaluates the accomplishment of goals set at the start of each fiscal year and compares the Company's performance in each year to the prior year. Based on the progress of the Company during fiscal 1997, Chairman Laggett recommended, and the Compensation Committee approved, bonuses for the named executive officers of the Company. See "Summary Compensation Table" for the bonuses paid to executive officers.

     The compensation of the Company's President and Chief Executive Officer, J. Shelby Bryan, is set forth in his employment contract. His base salary is computed as: the sum of (x) one percent (1%) of the increase in Revenues of the Company for such month over Revenues of the Company for the immediately prior month and (y) three percent (3%) of the increase in Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA") of the Company for such month over EBITDA of the Company for the immediately prior month. In addition, Mr. Bryan receives other benefits. See "Summary Compensation Table" for the type and amount of these payments. The Compensation Committee believes that the compensation paid to Mr. Bryan is a suitable compensation package based on Mr. Bryan's experience in the communications industry and because his compensation is directly tied to the performance of the Company.

     In addition, the Stock Option Committee awarded stock options to certain employees of the Company, including executive officers. These grants were related to the executive officers' performance in fiscal 1996 and as incentives for continued efforts and success and were based on individual performance and responsibility. The Compensation Committee believes that stock options serve as important long-term incentives for executive officers by encouraging their continued employment and commitment to the Company's performance. The Compensation and Stock Option Committees do not consider the number of options currently held by all executive officers in determining individual grants because such consideration could create an incentive to exercise options and sell the underlying stock. See "Summary Compensation Table" for the stock options granted to the executive officers.

     The Compensation Committee has reviewed the compensation of the Company's executive officers and has concluded that their compensation was reasonable in view of the Company's performance. The Compensation Committee observed that revenue increased $82.7 million, approximately 43%, in fiscal 1997 as compared with the 12 months ended December 31, 1996. The Company's networks have grown from approximately 2,385 operational fiber route miles at December 1996 to approximately 3,043 operational miles at the end of fiscal 1997. The Company also raised net proceeds of $320.0 million from the issuance of preferred securities and notes during fiscal 1997. These accomplishments exceeded the Company's objectives for fiscal 1997. The Compensation Committee believes that the Company appropriately awarded its executive officers for their short- and long-term efforts.

     The Compensation Committee continually evaluates the compensation of the Company's executive officers, including assessing compensation reports for comparable companies and for the telecommunications industry. The Compensation Committee believes that maintaining suitable executive compensation programs is necessary to support the future development of the Company and growth in stockholder value.

                                     William J. Laggett
                                     Harry R. Herbst
                                     Leontis Teryazos
                                     Walter Threadgill
                                     (Members of the Compensation Committee)

Executive Compensation

     The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries, to or on behalf of J. Shelby Bryan, the Company's President and Chief Executive Officer, the four other most highly compensated executive officers of the Company and one additional officer for whom disclosure would have been required but for the fact that the individual was not serving as executive officer at December 31, 1997 (the "Named Officers") for the fiscal years ended December 31, 1997, September 30, 1996 and 1995. Due to the Company's change in year end during 1996 from September 30 to December 31, additional amounts are shown below in the Summary Compensation Table for the 12 months ended December 31, 1996 and are referred to in such tables as "1996T." The Company has not maintained any long-term incentive plans and the Company has not granted stock appreciation rights.


                                              Summary Compensation Table


                                                      Annual Compensation                     Long-term Compensation
                                         -----------------------------------------------    ---------------------------
                               Fiscal                                     Other Annual        Securities Underlying
 Name and Principal Position     Year     Salary ($)     Bonus ($)      Compensation ($)             Options
------------------------------ --------- ------------- --------------- ------------------- ----------------------------
J. Shelby Bryan                  1997       473,065 (1)          -            86,095 (2)                  -
President and Chief             1996T       161,178 (1)          -            91,812 (3)                  -
Executive Officer                1996       221,196 (1)          -            78,919 (4)            450,000
                                 1995        30,728              -                  -             1,550,000

James D. Grenfell                1997       200,000         68,000            26,600 (5)             47,500 (6)
Executive Vice President and    1996T       181,250         71,665 (7)       145,360 (8)             40,000
Chief Financial Officer          1996       148,526         46,665           138,435 (9)             50,000
                                 1995             -              -                 -                      -

Sheldon S. Ohringer              1997       164,792         73,245            15,112 (10)            17,500 (6)
Executive Vice President -      1996T       135,000         42,865 (11)        9,687 (12)             7,500
Telecom and President of ICG     1996       130,000         28,945             3,600                 40,000
Telecom Group, Inc.              1995       110,000              -             3,600                 15,000

Marc E. Maassen                  1997       165,000         56,332            30,723 (13)            10,500 (6)
Executive Vice President -      1996T       156,244         43,125 (14)       25,244 (15)             7,000
Strategic Planning               1996       147,092         22,500            25,341 (16)            40,000
                                 1995       131,933         60,000             9,291 (17)            15,000

Henry R. Carabelli               1997       178,333         58,984           14,605 (18)             50,000 (6)
Executive Vice President        1996T       113,462         91,105 (19)      77,637 (20)             35,000
and Chief of Operations of       1996             -              -                -                       -
ICG Telecom Group, Inc.          1995             -              -                -                       -

William J. Maxwell               1997       222,727         69,480           47,977 (21)             50,000 (6)
Former President of             1996T       228,750        147,880 (22)      29,322 (23)             25,000
ICG Enterprises Division         1996       222,917        117,160           18,632 (24)             75,000
                                 1995       205,475         75,000            8,288 (17)             75,000


(1) Consists of amount earned pursuant to the compensation formula in Mr. Bryan's employment agreement.
(2) Consists of $40,777 for car allowance, $44,422 for housing expenses and Company contributions to 401(k) Defined Contribution Plan in the amount of $896.
(3) Consists of $30,236 for car allowance, $49,683 for housing expenses and Company contributions to 401(k) Defined Contribution Plan in the amount of $11,893.
(4) Consists of $25,991 for car allowance, $43,428 for housing expenses and Company contributions to 401(k) Defined Contribution Plan in the amount of $9,500.
(5) Consists of $15,292 for car allowance and Company contributions to 401(k) Defined Contribution Plan in the amount of $11,308.
(6) Includes options regranted as a result of the repricing of the Company's options on April 16, 1997. See "-Ten-Year Option/SAR Repricings."
(7) Consists of bonus earned during fiscal 1996 ($46,665) and bonus earned during the three months ended December 31, 1996 ($25,000).
(8) Consists of relocation expense in the amount of $121,600, car allowance of $12,067 and Company contributions to 401(k) Defined Contribution Plan in the amount of $11,693.
(9) Consists of relocation expenses in the amount of $117,295, car allowance of $11,640 and Company contributions to 401(k) Defined Contribution Plan in the amount of $9,500.
(10) Consists of $7,000 for car allowance, $234 for club dues and Company contributions to 401(k) Defined Contribution Plan in the amount of $7,878.
(11) Consists of bonus earned during fiscal 1996 ($28,945) and bonus earned during the three months ended December 31, 1996 ($13,920).

(12) Consists of $3,600 for car allowance and Company contributions to 401(k) Defined Contribution Plan in the amount of $6,087.
(13) Consists of $21,394 for car allowance and Company contributions to 401(k) Defined Contribution Plan in the amount of $9,329.
(14) Consists of bonus earned during fiscal 1996 ($22,500) and bonus earned during the three months ended December 31, 1996 ($20,625).
(15) Consists of $18,072 for car allowance and Company contributions to 401(k) Defined Contribution Plan in the amount of $7,172.
(16) Consists of $16,428 for car allowance and Company contributions to 401(k) Defined Contribution Plan in the amount of $8,913.
(17) Consists of Company contributions to 401(k) Defined Contribution Plan.
(18) Consists of $7,500 for car allowance and Company contributions to 401(k) Defined Contribution Plan in the amount of $7,105.
(19) Consists of bonus earned during fiscal 1996 ($47,625), bonus earned during the three months ended December 31, 1996 ($18,480) and hiring bonus ($25,000).
(20) Consists of relocation expense of $65,973, car allowance of $2,932, and Company contributions to 401(k) Defined Contribution Plan in the amount of $8,732.
(21) Consists of $11,000 for car allowance, $23,076 for vacation and Company contributions to 401(k) Defined Contribution Plan in the amount of $13,901.
(22) Consists of bonus earned during fiscal 1996 ($117,160) and bonus earned during the three months ended December 31, 1996 ($30,720).
(23) Consists of $11,300 for car allowance and Company contributions to 401(k) Defined Contribution Plan in the amount of $18,022.
(24) Consists of $9,200 for car allowance and Company contributions to 401(k) Defined Contribution Plan in the amount of $9,432.

                      Option/SAR Grants in Last Fiscal Year

     The Company granted no stock appreciation rights during fiscal 1997 to the Named officers or to other employees. The following table provides information on option grants during fiscal 1997 to the Named Officers:


                                                                                        Potential realizable
                                                                                          value at assumed
                                   Individual grants                                   annual rates of stock
                        --------------------------------------                         price appreciation for
                             Number of      Percent of total   Exercise                     option term
                            securities       options granted   or base                ------------------------
                             underlying       to employees in   price     Expiration
  Name                    options granted       fiscal year      ($/Sh)      date        5% ($)      10% ($)
                                (#)
----------------------- -------------------- ------------------ --------- ------------ ----------- ------------
 J. Shelby Bryan                    -                  -             -           -            -            -

 James D. Grenfell             40,000                2.9        10.375(1)  10/22/06     245,273      613,054
                                7,500                0.5        10.375      4/16/07      48,936      124,013

 Sheldon S. Ohringer            7,500                0.5        10.375(1)  10/22/06      45,989      114,948
                               10,000                0.7        10.375      4/16/07      65,248      165,351

 Marc E. Maassen                7,000                0.5        10.375(1)  10/22/06      42.923      107,284
                                3,500                0.3        10.375      4/16/07      22,837       57,873

 Henry R. Carabelli            20,000                1.5        10.375(1)    3/7/06     112,684      276,690
                               15,000                1.1        10.375(1)  10/22/06      91,978      229,895
                               15,000                1.1        10.375      4/16/07      97,871      248,026

 William J. Maxwell            25,000 (2)            1.8        10.375(1)  10/22/06     153,296      383,158
                               25,000 (2)            1.8        10.375      4/16/07     163,120      413,377


(1) In order to continue to provide non-cash incentives and retain key employees, all employee stock options outstanding on April 16, 1997 with exercise prices at or in excess of $15.875 were repriced by the Stock
     Option Committee of the Company's Board of Directors to $10.375, the closing price of the Common Stock on April 16, 1997. See "-Ten-Year Option/SAR Repricings."

(2) As a result of Mr. Maxwell's resignation on December 3, 1997, 43,750 of the options granted during fiscal 1997 have been canceled.

              Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year End Option Values

     The following table provides information on options exercised during fiscal 1997 by the Named Officers and the value of such officers' unexercised options at December 31, 1997:

                                                        Number of securities           Value of unexercised
                                                                                              in-the-
                                                       underlying unexercised            money options at
                       Shares                       options at fiscal year end (#)   fiscal year end ($)(1) (2)
                       acquired on      Value      -------------------------------  ----------------------------
Name                   exercise (#)  realized ($)   Exercisable    Unexercisable    Exercisable  Unexercisable
----------------------------------------------------------------------------------------------------------------
J. Shelby Bryan             -              -           1,775,000          225,000      33,815,625      3,881,250

James D. Grenfell           -              -              35,000           62,500         600,000      1,064,063

Sheldon S. Ohringer         -              -              36,875           35,625         586,641        608,672

Marc E. Maassen             -              -              52,750           32,750         834,515        555,152

Henry R. Carabelli          -              -               8,750           41,250         147,656        696,094

William J. Maxwell          -              -             294,750                -       5,258,248              -


(1)  Based on the closing price of Common Stock of $27.25 on December 31, 1997.

(2) Options granted prior to fiscal 1994 contained exercise prices stated in Canadian dollars; value listed is based on the exchange rate of 1.4296 in effect on December 31, 1997.


                         Ten-Year Option/SAR Repricings

Report on Repricing of Options/SARs

     The Stock Option Committee of the Board of Directors of the Company (the "Committee") is responsible for administering the Company's Stock Option Plans, as well as granting any stock options thereunder. The Committee is composed of four independent, non-employee directors.

     In 1996, the Company established the 1996 Stock Option Plan (the "Plan"). Prior to that time, the Plan was known as the IntelCom Group Inc. Restated and Amended 1995 Stock Option Plan (the "IntelCom Plan"). Effective as of August 2, 1996, the Company assumed sponsorship of, and immediately thereafter amended and restated, the IntelCom Plan. The Plan constitutes a continuation of the IntelCom Plan, as assumed by the Company.

     The purpose of the Plan is to promote success and enhance the value of the Company by linking the personal interest of participants to those of the Company stockholders by providing participants with an incentive for outstanding performance. The Plan is further intended to assist the Company in its ability to motivate, and retain the services of, participants upon whose judgement, interest and special effort the successful conduct of its operations is largely dependent. Stock options are awarded by the Committee according to the terms of the Plan. Up to an aggregate number of 2,500,000 shares may be granted under the Plan, reduced by the number of Common Shares of IntelCom represented by options granted to individuals under the IntelCom Plan prior to August 2, 1996. When awarding stock options, the Committee takes into consideration the individual's past performance and contribution to the Company, as well as future potential.

     In April 1997, the Committee considered repricing certain existing stock options that, as a result of recent stock declines in the Company's industry, had an exercise price in excess of the then fair market value of the Company's Common Stock. Specifically, approximately 154,000 stock options granted on March 7, 1996 as part of employee bonus compensation had an exercise price of $15.875, approximately 219,000 options granted in connection with recent new hires had exercise prices ranging from $16.25 to $26.25, and approximately 225,000 options granted as part of employee bonus compensation on October 22, 1996 had an exercise price of $19.125 per share. At those prices, the Committee believed that the options were not able to effectively serve as incentives for the employees and that, in the current competitive market place, the Company needed to have a strong incentive compensation program in place in order to retain, keep and motivate its employees.

     Consequently, the Committee approved the repricing of all outstanding employee stock options previously granted under the stock option plans of the Company (and its predecessor, IntelCom Group Inc.) which options were exercisable at prices at or in excess of $15.875 per share (the "Eligible Options"). The repricing was accomplished through an offer to all holders of Eligible Options to exchange the Eligible Options for new stock options (the "Repriced Options"), as of April 19, 1997, under the same terms and conditions (including vesting) contained in the stock option plan as originally granted the Eligible Option. The Repriced Options are exercisable at a price of $10.375 per share, which was the closing price of a common share of Common Stock, $.01 par value, of the company on the Nasdaq National Market on April 19, 1997.

                                     William J. Laggett
                                     Harry R. Herbst
                                     Leontis Teryazos
                                     Walter Threadgill
                                     (Members of the Stock Option Committee)

     The following provides information on the repricing of stock options of the Named Officers:

                                        Number of
                                       securities                                                          Length of original
                                       underlying      Market price of   Exercise price                       option term
                                         options      stock at time of     at time of                      remaining at date
                                       repriced or      repricing or      repricing or     New exercise     of repricing or
Name                        Date       amended (#)      amendment ($)     amendment ($)     price ($)          amendment
------------------------- ---------- ---------------- ------------------ ---------------- --------------- ---------------------
J. Shelby Bryan           4/16/97             -                -                  -             -                  -
President and
Chief Executive Officer

James D. Grenfell         4/16/97         40,000            10.375             19.125        10.375 (1)       113 months
Executive Vice
President and Chief
Financial Officer

Sheldon S. Ohringer       4/16/97          7,500            10.375             19.125        10.375 (1)       113 months
Executive Vice
President - Telecom and
President of ICG
Telecom Group, Inc.

Marc E. Maassen           4/16/97          7,000            10.375             19.125        10.375 (1)       113 months
Executive Vice
President - Strategic
Planning

Henry R. Carabelli        4/16/97         15,000            10.375             19.125        10.375 (1)       113 months
Executive Vice                            20,000            10.375             15.875        10.375 (1)       107 months
President and Chief of
Operations of ICG
Telecom Group, Inc.

William J. Maxwell        4/16/97         25,000            10.375             19.125        10.375 (1)       113 months
Former President of ICG
Enterprises Division


(1)  Represents the closing price of the Common Stock on April 16, 1997.

Executive Employment Contracts

     The Company and its subsidiaries have employment agreements with Messrs. J. Shelby Bryan, Douglas I. Falk, David W. Garrison, James D. Grenfell and H. Don Teague.

     The Company's amended employment agreement with Mr. Bryan provides for a term of two years, which commenced June 1, 1997. As compensation, the Company will pay Mr. Bryan a salary equal to the sum of one percent of the monthly increase in Company revenue and three percent of the monthly increase in EBITDA. If Mr. Bryan's salary exceeds $1,500,000 in any fiscal year, the Company may elect to pay such excess in unregistered ICG Common Stock. Mr. Bryan is entitled to benefits as are generally provided to executive officers of ICG, including options under stock option plans, a leased automobile, private club membership fees and reimbursement of reasonable out-of-pocket expenses incurred on behalf of the Company. The employment agreement may be terminated by the Company with or without cause or after a disability continuing for a six-month consecutive period, or by Mr. Bryan for cause, including breach of the agreement or reduction in status or responsibilities, or change of control. If the employment agreement is terminated for any reason other than for cause, the Company is obligated to pay Mr. Bryan a lump sum of $2.5 million and to continue benefits for a period equal to the greater of the remainder of the employment term or 18 months. After termination of the employment agreement, Mr. Bryan is subject to a confidentiality covenant and a one-year non-competition commitment.

     The Company's employment agreement with Mr. Falk, dated August 14, 1996, has an initial one-year term commencing August 26, 1996 and continues from month-to-month thereafter until either party provides 30 days notice of termination. The agreement provides for an annual base salary and an incentive bonus determined by the Board of Directors. Mr. Falk also receives stock options under the stock option plans. If the Company terminates the employment agreement without cause or if the Company or Mr. Falk terminates the employment agreement upon the occurrence of a major transaction involving the Company, then Mr. Falk will receive his salary and insurance benefits for a period of 12 months following the date of termination. Mr. Falk is subject to a confidentiality covenant and to a one-year non-competition commitment following the termination of his employment.

     NETCOM's employment agreement with Mr. Garrison which commenced June 1, 1997 provides for an annual base salary and an incentive bonus determined by the Board of Directors. Mr. Garrison is entitled to such other benefits including stock options under the Company's stock option plans, car allowance and reimbursement or direct payment of reasonable out-of-pocket expenses incurred on behalf of the Company. The Company may terminate the employment agreement at any time and for any reason upon written notice. Mr. Garrison may terminate the employment agreement for any reason by giving the Company 30 days written notice. If termination without cause occurs six months after a change of control, Mr. Garrison will receive his salary, insurance benefits and his annual incentive bonus earned on a quarterly basis for a period of 12 months. If termination without cause occurs within six months after a change in control, Mr. Garrison will receive two times his salary, 200% of the greater of his prior year's incentive bonus or his annual incentive bonus earned on a quarterly basis and two years of life insurance. Mr. Garrison is subject to a confidentiality covenant.

     The Company's employment agreement with Mr. Grenfell originally provided for an initial two-year term which commenced November 1, 1995. Upon completion of the first 12 months of the initial term, the agreement automatically renewed and will continue to automatically renew from month-to-month such that 12 months remain in the term. The agreement may be terminated upon 30 days written notice from either party or by the Company if Mr. Grenfell is unable to perform his duties for 140 days in any 180-day period due to illness or incapacity. Mr. Grenfell is entitled to such other benefits as are generally provided to executive officers of the Company, including options under the Company's stock option plans, use of a company car and reimbursement or direct payment of reasonable out-of-pocket expenses incurred on behalf of the Company. The agreement provides for an annual base salary and an incentive bonus determined by the Board of Directors. If the employment agreement is terminated without cause by the Company or by either party upon the occurrence of a change of control involving the Company, Mr. Grenfell will receive a termination fee equal to his current monthly salary times the number of months remaining in the term. Mr. Grenfell is also subject to a ten-year confidentiality covenant and a one-year non-competition commitment.

     The Company's employment agreement with Mr. Teague provides for an initial two-year term which commenced May 19, 1997. Upon completion of the first 12 months of the initial term, the agreement automatically renews from month-to-month such that 12 months remain in the term. The agreement provides for an annual base salary and an incentive bonus determined by the Board of Directors. Mr. Teague is also entitled to such other benefits as are generally provided to executive officers of the Company, including options under the Company's stock option plans, a car allowance and reimbursement of reasonable out-of-pocket expenses incurred on behalf of the Company. The agreement may be terminated by the Company upon 30 days written notice if Mr. Teague is unable to perform his duties for 140 days in any 180-day period due to illness or incapacity. The agreement may also be terminated by the Company or Mr. Teague upon 30 days written notice in certain other circumstances. If the employment agreement is terminated as a result of illness or incapacity or without cause by the Company or by either party upon the occurrence of a change of control involving the Company, Mr. Teague will receive a termination fee equal to his current monthly salary times the number of months remaining in the term. Mr. Teague is also subject to a ten-year confidentiality covenant and a one-year non-competition commitment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 28, 1998, the number of shares of Common Stock owned by all executive officers and Directors of ICG individually and as a group, and each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of Common Stock. The persons named in the table below have sole voting and investment power with respect to all of the shares of Common Stock owned by them, unless otherwise noted.


                                                                          Amount/Nature of
                                                                        Beneficial Ownership
 Name and Address of Beneficial Owner                                                                    Percent (1)
 -----------------------------------------------------------------     -----------------------     ------------------------
 Montgomery Asset Management, L.P. . . . . . . . . . . . . . . .            4,158,000                       9.3%
 101 California Street
 San Francisco, CA 94111

 FMR Corporation . . . . . . . . . . . . . . . . . . . . . . . .            3,245,923                       7.3%
 82 Devonshire Street
 Boston, MA  02109

 Franklin Advisers, Inc.  . . . . . . . . . . . . . . . . . . .             3,182,130 (2)                   7.2%
 777 Mariners Island Boulevard
 San Mateo, CA 94404

 William J. Laggett  . . . . . . . . . . . . . . . . . . . . . .               80,297 (3)                     *
 Chairman of the Board

 J. Shelby Bryan  . . . . . . . . . . . . . . . . . . . . . . .             1,795,736 (4)                   3.9%
 President, Chief Executive Officer and Director

 Douglas I. Falk  . . . . . . . . . . . . . . . . . . . . . . .                 8,079 (5)                     *
 Executive Vice President - Satellite and President of ICG
 Satellite Services, Inc.

 David W. Garrison   . . . . . . . . . . . . . . . . . . . . . .              263,209 (6)                     *
 Director and President and Chief Executive Officer of NETCOM

 James D. Grenfell  . . . . . . . . . . . . . . . . . . . . . .                37,964 (7)                     *
 Executive Vice President and Chief Financial Officer

 Mark S. Helwege  .. . . . . . . . . . . . . . . . . . . . . . .                3,258 (8)                     *
 Former Executive Vice President - Network and President of FOTI

 Marc E. Maassen   . . . . . . . . . . . . . . . . . . . . . . .               57,531 (9)                     *
 Executive Vice President - Strategic Planning

 Sheldon S. Ohringer  . . . . . . . . . . . . . . . . . . . . .                62,475 (10)                    *
 Executive Vice President - Telecom and President of ICG Telecom
 Group, Inc.

 H. Don Teague   . . . . . . . . . . . . . . . . . . . . . . . .               12,500 (3)                     *
 Executive Vice President, General Counsel and Secretary

 Harry R. Herbst   . . . . . . . . . . . . . . . . . . . . . . .               55,934 (3)                     *
 Director

 Leontis Teryazos  . . . . . . . . . . . . . . . . . . . . . . .               75,000 (3)                     *
 Director
                                                                                                               (Continued)

                                       72

                                                                          Amount/Nature of
                                                                        Beneficial Ownership
 Name and Address of Beneficial Owner                                                                    Percent (1)
 -----------------------------------------------------------------     -----------------------     ------------------------
 Walter Threadgill  . . . . . . . . . . . . . . . . . . . . . .                 5,000 (3)                     *
 Director

 All executive officers and Directors as a group (12 persons)               2,456,983 (11)                  5.2%

------------------
*Less than one percent of the outstanding shares of Common Stock.

(1) Based on 44,476,632 issued and outstanding shares of Common Stock on February 28, 1998, plus shares of Common Stock which may be acquired by the person or group indicated pursuant to any options and warrants exercisable, or pursuant to any shares vesting under the Company's 401(k) Plan within 60 days.

(2) Franklin Advisers, Inc. has reported on Schedule 13G that its parent holding company, Franklin Resources, Inc. ("FRI"), and Charles B. Johnson and Rupert H. Johnson, Jr., principal shareholders of FRI, beneficially own the shares reflected in this table.

(3) Represents shares which may be acquired pursuant to the exercise of outstanding stock options.

(4) Includes 15,000 shares of Common Stock held by Mr. Bryan, 2,000 shares of Common Stock held in Mr. Bryan's spouse's name for which Mr. Bryan disclaims beneficial ownership, 3,736 shares of Common Stock held by a 401(k) Plan in Mr. Bryan's name and 1,775,000 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(5) Includes 475 shares of Common Stock held by Mr. Falk, 729 unrestricted shares of Common Stock held by an Employee Stock Purchase Plan and 6,875 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(6) Includes 17,256 shares of Common Stock held directly by Mr. Garrison and 245,953 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(7) Includes 662 shares of Common Stock held by a 401(k) Plan, 427 unrestricted shares of Common Stock held by an Employee Stock Purchase Plan and 36,875 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(8) Includes 436 shares of Common Stock held by a 401(k) Plan, 322 unrestricted shares of Common Stock held by an Employee Stock Purchase Plan and 2,500 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(9) Includes 3,572 shares of Common Stock held by a 401(k) Plan, 334 unrestricted shares of Common Stock held by an Employee Stock Purchase Plan and 53,625 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(10) Includes 20,800 shares of Common Stock held directly by Mr. Ohringer, 1,057 shares of Common Stock held by a 401(k) Plan, 1,243 unrestricted shares of Common Stock held by an Employee Stock Purchase Plan and 39,375 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(11) Includes 55,531 shares of Common Stock held directly by the executive officers and Directors of ICG as a group, 9,463 shares of Common Stock held by a 401(k) Plan, 3,055 shares of Common Stock held by an Employee Stock Purchase Plan and 2,388,934 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     To facilitate the acquisition of certain competitive access networks and satellite services businesses which held common carrier radio licenses subject to foreign ownership restrictions, the common carrier licenses used by the
Company's teleports and the wireless competitive access networks were controlled, prior to November 30, 1997, by Teleport Transmissions Holdings Inc. ("TTH"), a corporation owned one-third each by U.S. Director William J. Laggett and two former Directors. TTH's subsidiaries gave 15-year promissory notes to ICG to acquire the FCC licenses. After receipt of approval from the FCC, the Company exercised its option on November 30, 1997 to have the common carrier licenses transferred back to the Company. Upon completion of the transfer of the licenses, the promissory notes were canceled. In fiscal 1997, the Company paid or accrued approximately $0.6 million to TTH's subsidiaries for common carrier services, and the Company received from TTH's subsidiaries approximately $2.4 million as payment in full on the promissory notes, management services, equipment leases and technical support. In addition, approximately $1.1 million of the note balances were canceled due to the sale of the licenses in conjunction with the sale of four of the Company's teleports. See "Business-Regulation."

     Holdings-Canada and International Communications Consulting, Inc. ("ICC") have entered into a three-year consulting agreement whereby ICC will provide various consulting services to the Company through December 1999 in exchange for approximately $4.2 million in consulting fees to be paid during the term of the agreement. During fiscal 1997, the Company paid approximately $1.1 million related to this consulting agreement. William W. Becker, a former Director and stockholder of the Company, is President and Chief Executive Officer of ICC.

     As part of a resolution and settlement of certain transactions in 1995 between the Company and the Becker Group of Companies (the "Becker Group"), a company founded by William W. Becker, the Company was assigned a note receivable in the amount of $200,000, which had previously been advanced to John D. Field, a former executive officer of the Company, by the Becker Group. The note receivable is evidenced by a promissory note from Mr. Field to the Company payable on demand, which bears interest at a rate of 7% per annum.

     In order to facilitate the relocation of William J. Maxwell, a former executive officer of the Company, the Company advanced $200,000 to Mr. Maxwell in April 1994 pursuant to a promissory note payable on demand which bears interest at a rate of 7% per annum. In March 1998, the April 1994 promissory note was replaced with a new promissory note for $125,000 which is due in full on September 30, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORT ON  FORM 8-K

(A) (1) Financial Statements. The following financial statements are included in Item 8 of Part II:

                                                                        Page

         Independent Auditors' Report . . . . . . . . . . . . . . . .    F-2
         Consolidated Balance Sheets, December 31, 1996 and 1997. . .    F-3
         Consolidated Statements of Operations, Fiscal Years Ended
           September 30, 1995 and 1996, the Three Months Ended
           December 31, 1995(unaudited) and 1996, and Fiscal Year
           Ended December 31, 1997 . . . . . . . . . . . . . . . . . .   F-5
         Consolidated Statements of Stockholders' Equity (Deficit),
           Fiscal Years Ended September 30, 1995 and 1996, the
           Three Months Ended December 31, 1996, and Fiscal Year
           Ended December 31, 1997 . . . . . . . . . . . . . . . . . .   F-7
         Consolidated Statements of Cash Flows, Fiscal Years Ended
           September 30, 1995 and 1996, the Three Months Ended
           December 31, 1995 (unaudited) and 1996, and Fiscal Year
           Ended December 31, 1997 . . . . . . . . . . . . . . . . . .   F-9
         Notes to Consolidated Financial Statements, December 31,
           1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . .  F-12

    (2)  Financial Statement Schedule. The following Financial
         Statement Schedule is submitted herewith:

         Independent Auditors' Report  . . . . . . . . . . . . . . . .   S-2
         Schedule II: Valuation and Qualifying Accounts  . . . . . . .   S-3

    (3)  List of Exhibits.

         (2)   Plan of Acquisition, Reorganization, Arrangement,
               Liquidation or Succession.

          2.1: Plan of  Arrangement  under  Section  192 of the Canada  Business
               Corporations Act. [Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 of ICG Communications, Inc. (Commission File No. 333-4226)].

     (3)  Corporate Organization.

          3.1: Memorandum and Articles of IntelCom Group Inc., as amended, filed with the Registrar of Companies, Province of British Columbia, Canada [Incorporated by reference to IntelCom Group Inc.'s Annual Report on Form 20-F for the year ended September 30, 1992].

          3.2: Altered Memorandum and Articles of IntelCom Group Inc., as amended by Special Resolution passed October 7, 1994, filed with the Registrar of Companies, Province of British Columbia, Canada [Incorporated by reference to IntelCom Group Inc.'s Annual Report on Form 10-K for the year ended September 30, 1994].

          3.3: Certificate of Incorporation, as amended, from the Registrar of Companies, Province of British Columbia, Canada [Incorporated by reference to IntelCom Group Inc.'s Annual Report on Form 20-F for the year ended September 30, 1992].

          3.4: Certificate  of  Change  of Name  (under  the B.C.  Act) from the
               Registrar of Companies, Province of British Columbia, Canada [Incorporated by reference to IntelCom Group Inc.'s Annual Report on Form 20-F for the year ended September 30, 1993, as filed on September 30, 1994].

          3.5: Certificate of Continuance  from Industry  Canada,  dated October
               30, 1995. [Incorporated by reference to Exhibit 3.5 to IntelCom Group Inc.'s Annual Report on Form 10-K for the year ended September 30, 1995].

          3.6: Certificate of  Incorporation of ICG  Communications,  Inc. dated
               April 11, 1996. [Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-4226].

          3.7: By-laws of ICG Communications, Inc. [Incorporated by reference to
               Exhibit 3.2 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-4226].

     (4)  Instruments  Defining  the  Rights  of  Security  Holders,   Including
          Indentures.

          4.1: Memorandum  of  Articles  for  the  Registrant,   Certificate  of
               Incorporation and copies of all Amendments thereto, filed with the Registrar of Companies for the Province of British Columbia, Canada [Incorporated by reference to Exhibit (i) to IntelCom Group Inc.'s Form 20-F for the fiscal year ending September 30, 1991].

          4.2: Note Purchase Agreement dated September 16, 1993 [Incorporated by reference to IntelCom Group Inc.'s Annual Report on Form 20-F for the year ended September 30, 1993, as filed on September 30, 1994].

          4.3: Note Purchase Agreement dated October 27, 1993 [Incorporated by reference to IntelCom Group Inc.'s Annual Report on Form 20-F for the year ended September 30, 1993, as filed on September 30, 1994].

          4.4: Form of Indenture  between  IntelCom Group Inc. and Bankers Trust
               Company for 7% Convertible Subordinated Redeemable Notes due 1998 [Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 of IntelCom Group Inc., File No. 33-75636].

          4.5: Form of Indenture  between  IntelCom Group Inc. and Bankers Trust
               Company for 7% Simple Interest Convertible Subordinated Redeemable Notes due 1998 [Incorporated by reference to Exhibit
               4.4 to Registration Statement on Form S-1 of IntelCom Group Inc., File No. 33-75636].

          4.6: Note  Purchase  Agreement,  dated as of July 14, 1995,  among the
               Registrant, IntelCom Group (U.S.A.), Inc., Morgan Stanley Group Inc., Princes Gate Investors, L.P., Acorn Partnership I, L.P., PGI Investments Limited, PGI Investments Limited, PGI Sweden AB, and Gregor von Opel and Morgan Stanley Group, Inc., as Agent for the Purchasers [Incorporated by reference to Exhibit 4.1 to Form 8-K of IntelCom Group Inc., dated July 18, 1995].

          4.7: Warrant  Agreement,   dated  as  of  July  14,  1995,  among  the
               Registrant, the Committed Purchasers, and IntelCom Group (U.S.A.), Inc., as Warrant Agent [Incorporated by reference to
               Exhibit 4.2 to Form 8-K of IntelCom Group Inc., dated July 18, 1995].

          4.8: First  Amended  and  Restated  Articles of  Incorporation  of ICG
               Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 of IntelCom Group (U.S.A.), Inc., File No. 333-04569].

          4.9: Articles of Continuation of IntelCom Group Inc. [Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-4226].

          4.10:Indenture,  dated August 8, 1995,  among  IntelCom Group (U.S.A.)
               Inc., IntelCom Group Inc. and Norwest Bank Colorado, National Association [Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-4 of IntelCom Group (U.S.A.) Inc., File Number 33-96540].

          4.11:Indenture,  dated April 30, 1996,  among  IntelCom Group (U.S.A.)
               Inc., IntelCom Group Inc. and Norwest Bank Colorado, National Association [Incorporated by reference to Exhibit 4.14 to
               Registration Statement on Form S-4 of IntelCom Group (U.S.A.) Inc., File No. 333-04569].

          4.12:Indenture,  dated March 11, 1997,  among ICG Holdings,  Inc., ICG
               Communications,   Inc.  and  Norwest  Bank   Colorado,   National
               Association [Incorporated by reference to Exhibit 4.15 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-24359].

          4.13:Written  Action of the Manager of ICG Funding,  LLC,  dated as of
               September 24, 1997, with respect to the terms of the 6 3/4% Exchangeable Limited Liability Company Preferred Securities
               [Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-3 of ICG Funding, LLC, File No. 333-40495].

          4.14:Amended and Restated Limited  Liability  Company Agreement of ICG
               Funding, LLC, dated as of September 23, 1997 [Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of ICG Funding, LLC, File No. 333-40495].

     (9)  Voting Trust Agreement. None.

     (10) Material Contracts.

          10.1:Arrangement  and Support  Agreement  dated June 27, 1996  between
               ICG Communications, Inc. and IntelCom Group Inc. [Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 of ICG Communications, Inc. (Commission File No. 333-4226)].

          10.2:Stock Purchase Agreement and Accord and Satisfaction Agreement dated June 24, 1993, between Joseph T. Buck III and William A. Byrd and TDI [Incorporated by reference to Exhibit 3.28 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

          10.3:Full  Payout  Net  Lease  dated  June  7,  1993  between  Applied
               Telecommunications Technologies, Inc. and Teleport Denver, Inc. [Incorporated by reference to Exhibit 3.34 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993.]

          10.4:Full  Payout  Net  Lease  dated  June 18,  1993  between  Applied
               Telecommunications Technologies, Inc. and Teleport Denver, Inc. [Incorporated by reference to Exhibit 3.35 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

          10.5:Full  Payout  Net  Lease  dated  July 16,  1993  between  Applied
               Telecommunications Technologies, Inc. and Teleport Denver, Inc. [Incorporated by reference to Exhibit 3.36 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

          10.6:Full Payout Net Lease dated  November  10, 1993  between  Applied
               Telecommunications Technologies, Inc. and Teleport Denver, Inc. [Incorporated by reference to Exhibit 3.37 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

          10.7:Stock  Purchase  Agreement  dated August 23, 1993,  between Cliff
               Arellano,  Nancy Arellano and TDI  [Incorporated  by reference to
               Exhibit 3.29 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

          10.8:Asset Purchase  Agreement  dated November 18, 1993,  between Mtel
               Digital Services, Inc. and IntelCom Group Inc. [Incorporated by reference to Exhibit 3.30 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

          10.9: Stock  Purchase  Agreement  dated  November 18,  1993,  between
               IntelCom Group Inc., TDI, Pacific Telecom Inc., PTI Harbor Bay, Inc., Bay Area Teleport, Inc., and Upsouth Corporation [Incorporated by reference to Exhibit 3.31 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

          10.10: Agreement  and Plan of Merger dated May 24, 1994,  by and among
               IntelCom Group Inc., IntelCom Group (U.S.A.), Inc. and FiberCAP, Inc. [Incorporated by reference to Exhibit 10.69 to the Registration Statement on Form S-1, Amendment No. 4 of IntelCom Group Inc., File No. 33-76568, filed August 26, 1994].

          10.11: Note Sale and Purchase Agreement dated August 3, 1994, by and between IntelCom Group Inc., ICG Wireless Services, Inc., Noon Investments Ltd., Melco Investments Ltd. and Polera Overseas Inc. [Incorporated by reference to Exhibit 10.70 to the Registration Statement on Form S-1, Amendment No. 4 of IntelCom Group Inc., File No. 33-76568, filed August 26, 1994].

          10.12: Agreement  and Plan of Merger dated July 22, 1994, by and among
               IntelCom Group Inc., IntelCom Group (U.S.A.), Inc., DataCom Integrated Systems Corporation, Larry DiGioia and Richard
               Williams [Incorporated by reference to Exhibit 10.71 to the Registration Statement on Form S-1, Amendment No. 4 of IntelCom Group Inc., File No. 33-76568, filed August 26, 1994].

          10.13: Share Exchange Agreement,  dated May 31, 1994, between IntelCom
               Group Inc. and Worldwide Condominium Developments, Inc. [Incorporated by reference to Exhibit 10.71 to the Registration Statement on Form S-1, Amendment No. 7 of IntelCom Group Inc., File No. 33-76568, filed October 17, 1994.]

          10.14: Incentive  Stock Option Plan #2  [Incorporated  by reference to
               Exhibit 4.1 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

          10.15: Form of Stock Option  Agreement for Incentive Stock Option Plan
               #2 [Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

          10.16: Incentive  Stock Option Plan #3  [Incorporated  by reference to
               Exhibit 4.3 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

          10.17: Form of Stock Option  Agreement for Incentive Stock Option Plan
               #3 [Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

          10.18: 1994 Employee Stock Option Plan  [Incorporated  by reference to
               Exhibit 4.5 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

          10.19: Form of Stock Option  Agreement for 1994 Employee  Stock Option
               Plan [Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

          10.20: PEDTS Acquisition Note 1994-1, dated April 29, 1994, by Pacific
               &  Eastern  Digital  Transmission  Services,  Inc.  ("PEDTS")  to
               IntelCom Group (U.S.A.), Inc. ("ICG"), in the amount of $2,928,591 [Incorporated by reference to Exhibit 10.27 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1994].

          10.21: PEDTS Acquisition Note 1994-2, dated April 29, 1994, by PEDTS to ICG, in the amount of $1,230,475 [Incorporated by reference to
               Exhibit 10.28 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1994].

          10.22: PEDTS Acquisition Note 1994-3, dated April 29, 1994, by PEDTS to ICG, in the amount of $932,239 [Incorporated by reference to
               Exhibit 10.29 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1994].

          10.23: TTC  Acquisition  Note,  dated  November  3, 1994,  by Teleport
               Transmission Holdings, Inc. to ICG, in the amount of $125,242.33 [Incorporated by reference to Exhibit 10.30 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1994].

          10.24: Agreement  and  Assignment,  dated July 24,  1995,  by Teleport
               Transmission Holdings, Inc., IntelCom Group (U.S.A.), Inc., William W. Becker, Michael L. Glaser, William J. Laggett, Jay E. Ricks and Gary Bryson. [Incorporated by reference to Exhibit
               10.26 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1995].

          10.25:  Employment  Agreement,  dated  as of  May  30,  1995,  between
               IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.5 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

          10.26:  Stock  Option  Agreement,  dated as of May 30,  1995,  between
               IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.6 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

          10.27:  Indemnification  Agreement,  dated as of May 30, 1995, between
               IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.7 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

          10.28: Letter Agreement,  dated July 12, 1995,  between IntelCom Group
               Inc.  and Larry L. Becker  [Incorporated  by reference to Exhibit
               10.8 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

          10.29: Agreement and General Release, made effective July 12, 1995, between IntelCom Group Inc. and Larry L. Becker [Incorporated by reference to Exhibit 10.9 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

          10.30: Subscription and Exchange Agreement, dated as of July 14, 1995, among IntelCom Group Inc., IntelCom Group (U.S.A.), Inc., Princes Gate Investors, L.P., Acorn Partnership I, L.P., PGI Investments Limited, PGI Sweden AB, and Gregor von Opel [Incorporated by reference to Exhibit 10.4 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

          10.31: Security  Agreement,  dated July 18, 1995,  from IntelCom Group
               (U.S.A.), Inc. as issuer, and the Grantors named therein, as grantors, to MS Group, as agent [Incorporated by reference to
               Exhibit 10.1 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

          10.32: Pledge  Agreement,  dated July 18, 1995,  from  IntelCom  Group
               Inc., as a pledgor, to MS Group, as agent [Incorporated by reference to Exhibit 10.2 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

          10.33: Subsidiary Guarantee, dated July 18, 1995, from the persons set forth on the signature pages thereof, as guarantors, in favor of the purchasers to the Note Purchase Agreement referred to therein, and MS Group, as agent [Incorporated by reference to
               Exhibit 10.3 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

          10.34: Placement Agreement, dated as of August 3, 1995, among IntelCom
               Group Inc., IntelCom Group (U.S.A.), Inc., certain subsidiaries of IntelCom Group (U.S.A.), Inc. and Morgan Stanley & Co. Incorporated [Incorporated by reference to Exhibit 10.1 to Form 8-K of IntelCom Group Inc., as filed on August 9, 1995].

          10.35:  Form  of  Exchange  Agent  Agreement  between  IntelCom  Group
               (U.S.A.),  Inc. and Norwest Banks  [Incorporated  by reference to
               Exhibit 10.11 to Registration Statement on Form S-4 of IntelCom Group (U.S.A.), Inc., File No. 33-96540].

          10.36: Employment  Agreement  between IntelCom Group Inc. and James D.
               Grenfell,  dated November 1, 1995.  [Incorporated by reference to
               Exhibit 10.38 to IntelCom Group Inc.'s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1995].

          10.37: Employment Agreement between Fiber Optic Technologies, Inc. and
               Mark S. Helwege, dated July 8, 1996 [Incorporated by reference to
               Exhibit 10.39 to ICG Communications, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1996.]

          10.38: Purchase and Sale  Agreement,  dated as of October 19, 1995, by and among ICG Wireless Services,  Inc.,  IntelCom Group (U.S.A.),
               Inc., UpSouth Corporation and Vyvx, Inc. [Incorporated by reference to Exhibit 10.40 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1995].

          10.39: Employment  Agreement between ICG Satellite Services,  Inc. and
               Douglas I. Falk, dated August 14, 1996 [Incorporated by reference to Exhibit 10.41 to ICG Communications, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1996.]

          10.40:  ICG   Communications,   Inc.,   401(k)  Wrap  Around  Deferred
               Compensation Plan. [Incorporated by reference to Exhibit 10.42 to ICG Communications, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1996.]

          10.41: ICG  Communications,  Inc. 1996 Employee  Stock  Purchase Plan.
               [Incorporated by reference to the Registration Statement on Form S-8 of ICG Communications, Inc., File No. 33-14127, filed on October 14, 1996].

          10.42: Consulting  Services  Agreement,  by and between IntelCom Group
               Inc. and International Communications Consulting, Inc., effective January 1, 1996 [Incorporated by reference to Exhibit 10.44 to ICG Communications, Inc.'s Transition Report on Form 10-K/A for the three months ended December 31, 1996].

          10.43: Confidential General Release and Convenant Not to Sue, by and between ICG Communications, Inc. and John D. Field, dated November 5, 1996 [Incorporated by reference to Exhibit 10.45 to ICG Communications, Inc.'s Transition Report on Form 10-K/A for the three months ended December 31, 1996].

          10.44:   Amendment,   dated  as  of  March  26,   1997,   between  ICG
               Communications, Inc. and J. Shelby Bryan, to Employment Agreement, dated as of May 30, 1995, between IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997].

          10.45: 1996 Stock  Option Plan  [Incorporated  by reference to Exhibit
               4.6  to  the   Registration   Statement   on  Form   S-8  of  ICG
               Communications,  Inc.,  File No.  333-25957,  filed on April  28,
               1997].

          10.46:  Amendment  No. 1 to the ICG  Communications,  Inc.  1996 Stock
               Option Plan.

          10.47:  Consulting  Agreement,  dated as of May 12, 1997,  between ICG
               Communications, Inc. and Jay E. Ricks [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997].

          10.48: Employment  Agreement,  dated as of April 22, 1997, between ICG
               Communications, Inc. and Don Teague [Incorporated by reference to
               Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997].

          10.49:  Amendment  No. 2 to the ICG  Communications,  Inc.  1996 Stock
               Option Plan [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997].

          10.50:  Employment   Agreement,   dated  October  17,  1997,   between
               Communications Buying Group, Inc. and Robert Daly [Incorporated by reference to Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997].

          10.51:  Employment  Agreement,  dated  June 1,  1997,  between  NETCOM
               On-Line Communication Services, Inc. and David W. Garrison.

          10.52a:  Purchase  Agreement  between ICG  Holdings,  Inc.  and TriNet
               Corporate Realty  Trust,  Inc., dated December 9, 1997.

          10.52b: First  Amendment  to  Purchase  Agreement, by and  between ICG
               Holdings, Inc. and TriNet Essential Facilities X, Inc., dated January 15, 1998.

          10.52c:  Assignment  of  Purchase  Agreement,  by and  between  TriNet
               Corporate Realty Trust, Inc., dated January 15, 1998.

          10.52d: Commercial Lease - Net between TriNet Essential  Facilities X,
               Inc. and ICG Holdings, Inc., dated January 15, 1998.

          10.52e: Continuing  Lease  Guaranty,  by ICG  Communications,  Inc. to
               TriNet Essential Facilities X, Inc., dated January 20, 1998.

          10.52f: Continuing Lease Guaranty,  by ICG Holdings (Canada),  Inc. to
               TriNet Essential Facilities X, Inc., dated January 20, 1998.

          10.53: Agreement and Plan of Merger, dated October 12, 1997, by and among ICG Communications, Inc., ICG Acquisition, Inc. and NETCOM On-Line Communication Services, Inc. [Incorporated by reference to Exhibit 2.1 to Form 8-K, dated January 21, 1998].

          10.54: Amendment to Agreement and Plan of Merger,  dated  December 15,
               1997, by and among ICG Communications, Inc., ICG Acquisition, Inc. and NETCOM On-Line Communication Services, Inc. [Incorporated by reference to Exhibit 2.2 to Form 8-K, dated January 21, 1998].

     (11) Statement re Computation of per Share Earnings.
          Not Applicable

     (12) Statement re Computation of Ratios.
          Not Applicable

     (13) Annual Report to Security Holders.
          Not Applicable

     (18) Letter re Change in Accounting Principles. Letter dated March 22, 1996 from KPMG Peat Marwick LLP to the Company [Incorporated by reference to Exhibit 18 to IntelCom Group Inc.'s Quarterly Report on Form 10-Q/A for the quarter ended December 31, 1995].

     (21) Subsidiaries of the Registrant.

     (22) Published Report re Matters Submitted to Vote of Security Holders. Not Applicable

     (23) Consent.

          23.1: Consent of KPMG Peat Marwick LLP.

     (24) Power of Attorney.
          Not Applicable

     (27) Financial Data Schedule.

     (99) Additional Exhibits.

          99.1:Report by the FCC on  Preliminary  Statistics  of  Communications
               Common Carriers (1993 Edition) (pp. 39-40) [Incorporated by reference to Exhibit 99.8 to the Registration Statement on Form S-1, Amendment No. 4 of IntelCom Group Inc., File No. 33-76568, filed August 26, 1994].

          99.2:In re  Expanded  Interconnection  with  Local  Telephone  Company
               Facilities (Phases I & II) (FCC 1992) [Incorporated by reference to Exhibit 3.46 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

          99.3:In re Teleport Transmission Holdings, (FCC 1993) [Incorporated by reference to Exhibit 3.49 to IntelCom Group Inc.'s Annual
               Report on Form 20-F for the fiscal year ended September 30, 1993].

(B) Report on Form 8-K. The following report on Form 8-K was filed by the Registrants during the fiscal quarter ended December 31, 1997:

     ICG Communications, Inc.       Current Report on Form 8-K dated October
     ICG Holdings (Canada), Inc.    21, 1997,  announcing the proposed merger
     ICG Holdings, Inc.:            between ICG Communications, Inc. and NETCOM
                                    On-Line  Communication  Services, Inc.

(C)  Exhibits.  The  exhibits  required  by this  Item  are  listed  under  Item
     14(A)(3).

(D) Financial Statement Schedule. The financial statement schedule required by this Item is listed under Item 14(A)(2).

                              FINANCIAL STATEMENTS

                                                                     Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . .    F-2

Consolidated Balance Sheets, December 31, 1996 and 1997  . . . . .    F-3

Consolidated Statements of Operations, Fiscal Years Ended
  September 30, 1995 and 1996, the Three Months Ended
  December 31, 1995 (unaudited) and 1996, and Fiscal
  Year Ended December  31, 1997  . . . . . . . . . . . . . . . . .    F-5

Consolidated Statements of Stockholders' Equity (Deficit),
  Fiscal Years Ended September 1994, 1995 and 1996,
  the Three Months Ended  December 31, 1996, and Fiscal Year
  Ended December 31, 1997 . . . . . . . . . . . . . . . . . . . . .   F-7

Consolidated Statements of Cash Flows, Fiscal Years Ended
  September 30, 1995 and 1996, the Three Months Ended
  December 31, 1995 (unaudited) and 1996, and Fiscal Year Ended
  December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . .   F-9

Notes to Consolidated Financial Statements, December 31,
  1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .  F-12

                          Independent Auditors' Report




The Board of Directors and Stockholders
ICG Communications, Inc.:

We have audited the accompanying consolidated balance sheets of ICG Communications, Inc. and subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the fiscal years ended September 30, 1995 and 1996, the three-month period ended December 31, 1996, and the fiscal year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICG Communications, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for the fiscal years ended September 30, 1995 and 1996, the three-month period ended December 31, 1996, and the fiscal year ended December 31, 1997, in conformity with generally accepted accounting principles.

As explained in note 2 to the consolidated financial statements, during the fiscal year ended September 30, 1996, the Company changed its method of accounting for long-term telecom services contracts.



                                             KPMG Peat Marwick LLP


Denver, Colorado
February 19, 1998

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 1996 and 1997

--------------------------------------------------------------------------------

                                                                                   December 31,
                                                                  ------------------------------------------------
Assets                                                                     1996                    1997
------
                                                                  ------------------------ ----------------------
                                                                                  (in thousands)
Current assets:
    Cash and cash equivalents                                          $   359,934                  118,834
    Short-term investments available for sale (note 4)                      32,601                   98,181
    Receivables:
      Trade, net of allowance of $2,515 and $5,376 at
        December 31, 1996 and 1997, respectively                            41,131                   59,042
      Revenue earned, but unbilled                                           6,053                    8,599
      Due from affiliate (note 5)                                                -                    9,384
      Other (note 8)                                                         1,440                    1,696
                                                                  ------------------------ ----------------------
                                                                            48,624                   78,721
                                                                  ------------------------ ----------------------

    Inventory                                                                2,845                    3,901
    Prepaid expenses and deposits                                            5,019                   10,543
    Notes receivable, net                                                      200                        -
                                                                  ------------------------ ----------------------

       Total current assets                                                449,223                  310,180
                                                                  ------------------------ ----------------------

Property and equipment (notes 6, 9 and 10)                                 460,221                  738,488
    Less accumulated depreciation                                          (56,545)                (106,321)
                                                                  ------------------------ ----------------------
       Net property and equipment                                          403,676                  632,167
                                                                  ------------------------ ----------------------

Investments (note 3)                                                         5,170                        -
Long-term notes receivable from affiliate and others,
  net(note 5)                                                                  623                   10,375
Restricted cash (notes 11 and 14)                                           13,333                   38,749
Other assets, net of accumulated amortization:
    Goodwill (note 3)                                                       31,881                   77,562
    Deferred financing costs (note 10)                                      21,963                   23,196
    Transmission and other licenses                                          8,526                    6,031
    Other (note 7)                                                           9,738                    9,404
                                                                  ------------------------ ----------------------
                                                                            72,108                  116,193
                                                                  ------------------------ ----------------------

                                                                       $   944,133                1,107,664
                                                                  ======================== ======================
                                                                                                (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

--------------------------------------------------------------------------------

                                                                                              December 31,
                                                                              ----------------------------------------------
Liabilities and Stockholders' Deficit                                                  1996                    1997
-------------------------------------
                                                                              ------------------------ ---------------------
                                                                                             (in thousands)
Current liabilities:
    Accounts payable                                                                $    24,813                   29,143
    Accrued liabilities                                                                  31,890                   57,691
    Deferred revenue                                                                      5,419                    5,049
    Current portion of capital lease obligations (notes 9 and 14)                        24,683                    5,637
    Current portion of long-term debt (note 10)                                             817                    1,784
                                                                              ------------------------ ---------------------
          Total current liabilities                                                      87,622                   99,304
                                                                              ------------------------ ---------------------

Capital lease obligations, less current portion (note 9)                                 71,146                   66,939
Long-term debt, net of discount, less current portion (note 10)                         690,358                  890,568
                                                                              ------------------------ ---------------------

    Total liabilities                                                                   849,126                1,056,811
                                                                              ------------------------ ---------------------

Minority interests                                                                        1,967                        -

Redeemable  preferred  stock of subsidiary  ($164.8  million and $301.2  million liquidation value at December 31, 1996 and 1997, respectively) (notes 10
    and 11)                                                                             159,120                  292,442
Company-obligated mandatorily redeemable preferred securities of subsidiary limited liability company which holds solely Company preferred stock ($133.4 million liquidation value at December 31, 1997) (note 11)
                                                                                              -                  127,729

Stockholders' deficit:
     Common stock (notes 1 and 12)                                                        8,088                      647
     Additional paid-in capital                                                         294,472                  326,318
     Accumulated deficit                                                               (368,640)                (696,283)
                                                                              ------------------------ ---------------------
          Total stockholders' deficit                                                   (66,080)                (369,318)
                                                                              ------------------------ ---------------------

Commitments and contingencies (notes 8, 9, 10, 11 and 14)
                                                                                    $   944,133                1,107,664
                                                                              ======================== =====================

          See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Fiscal Years Ended September 30, 1995 and 1996, the Three Months Ended December 31, 1995 (unaudited) and 1996, and Fiscal Year Ended December 31, 1997

--------------------------------------------------------------------------------

                                               Fiscal years ended           Three months ended       Fiscal year ended
                                                 September 30,                 December 31,             December 31,

                                          ----------------------------- ---------------------------
                                              1995           1996           1995          1996              1997
                                          -------------- -------------- ------------- -------------   ------------------
                                                                         (unaudited)
                                                              (in thousands, except per share data)
Revenue:
  Telecom services (note 2)               $     32,330        87,681         13,513        34,787          177,690
  Network services (note 17)                    58,778        60,116         15,718        15,981           65,678
  Satellite services (note 13)                  20,502        21,297          6,168         6,188           29,986
                                          -------------- -------------- ------------- -------------   ------------------

     Total revenue                             111,610       169,094         35,399        56,956          273,354
                                          -------------- -------------- ------------- -------------   ------------------

Operating costs and expenses:
  Operating costs                               78,846       135,253         27,110        49,929          246,418
  Selling, general and administrative
    expenses                                    62,954        76,725         18,628        24,253          150,767
  Depreciation and amortization (note 2)        16,624        30,368          4,919         9,825           57,081
  Net loss (gain) on disposal of
    long-lived assets (note 3)                     241         5,128          1,030          (772)             671
  Provision for impairment of
    long-lived assets (note 3)                   7,000         9,994              -             -           11,950
                                          -------------- -------------- ------------- -------------   ------------------
     Total operating costs and expenses        165,665       257,468         51,687        83,235          466,887
                                          -------------- -------------- ------------- -------------   ------------------

     Operating loss                            (54,055)      (88,374)       (16,288)      (26,279)        (193,533)

Other income (expense):
  Interest expense (note 10)                   (24,368)      (85,714)       (15,215)      (24,454)        (117,545)
  Interest income                                4,162        19,300          3,750         5,962           21,907
  Other, net (note 10)                            (523)       (3,877)             7           (64)            (660)
                                          -------------- -------------- ------------- -------------   ------------------
                                               (20,729)      (70,291)       (11,458)      (18,556)         (96,298)
                                          -------------- -------------- ------------- -------------   ------------------
Loss before income taxes, minority
  interest, share of losses and
  cumulative effect of change in
  accounting                                   (74,784)     (158,665)       (27,746)      (44,835)        (289,831)
Income tax benefit (note 15)                         -         5,131              -             -                -
                                          -------------- -------------- ------------- -------------   ------------------
Loss before minority interest, share of
  losses and cumulative effect of
  change in accounting                         (74,784)     (153,534)       (27,746)      (44,835)        (289,831)
Minority interest in share of losses, net
  of accretion and preferred dividends
  on preferred securities of subsidiaries
  (note 11)                                     (1,123)      (25,306)        (3,215)       (4,988)         (37,812)
Share of losses of joint venture and
  investment (note 3)                             (741)       (1,814)          (228)            -                -
                                          -------------- -------------- ------------- -------------   ------------------
Loss before cumulative effect of change
  in accounting                                (76,648)     (180,654)       (31,189)      (49,823)        (327,643)
Cumulative effect of change in accounting            -        (3,453)        (3,453)            -                -
                                          -------------- -------------- ------------- -------------   ------------------
      Net loss                            $    (76,648)     (184,107)       (34,642)      (49,823)        (327,643)
                                          ============== ============== ============= =============   ==================
                                                                                                       (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations, Continued

--------------------------------------------------------------------------------

                                              Fiscal years ended            Three months ended         Fiscal year ended
                                                September 30,                  December 31,              December 31,
                                         ----------------------------- ------------------------------
                                             1995           1996            1995           1996              1997
                                         -------------- -------------- --------------- --------------  ------------------
                                                                         (unaudited)
                                                                   (in thousands, except per share data)
Loss per share - basic and diluted:
  Loss before cumulative effect of
    change in accounting                 $      (3.25)       (6.70)           (1.24)        (1.56)            (10.11)
  Cumulative effect of change in
    accounting                                      -        (0.13)           (0.14)            -                 -
                                         ============== ============== =============== ==============  ==================
    Loss per share - basic and
      diluted                                   (3.25)       (6.83)           (1.38)        (1.56)            (10.11)
                                         ============== ============== =============== ==============  ==================

Weighted average number of shares
  outstanding - basic and diluted              23,604        26,955          25,139         31,840            32,399
                                         ============== ============== =============== ==============  ==================

            See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)
Fiscal Years Ended September 30, 1995 and 1996, the
Three Months Ended December 31, 1996, and Fiscal Year Ended December 31, 1997

--------------------------------------------------------------------------------

                                                                                   Additional                      Total
                                                            Common stock             paid-in      Accumulated    stockholders'
                                                        Shares         Amount        capital        deficit         equity
                                                                                                                   (deficit)
                                                     -------------- -------------- -------------  -------------  --------------
                                                                                   (in thousands)

Balances at October 1, 1994                             17,047      $    95,606        2,200         (58,024)       39,782
  Shares issued for cash (note 12):
    Public offering and private placements               6,312         84,498              -               -        84,498
    Public offering and private placement costs              -         (6,162)             -               -        (6,162)
    Exercise of options and warrants                       338          1,471              -               -         1,471
  Shares issued as repayment of debt and related
    accrued interest(note 10)                              683          9,482              -               -         9,482
  Shares issued in connection with business
    combinations (note 3)                                  130          1,737              -               -         1,737
  Conversion of ICG Holdings (Canada), Inc.
    preferred shares                                       302          2,000              -               -         2,000
  Shares issued as contribution to 401(k) plan
    (note 16)                                               38            490              -               -           490
  Warrants issued in connection with offerings
    (notes 10, 11 and 12)                                    -              -         24,134               -        24,134
  Change in foreign currency translation adjustment          -              -              -             (38)          (38)
  Compensation expense related to issuance of
    common stock options                                     -              -            158               -           158
  Shares issued in exchange for investments and
    other assets                                           123          1,398              -               -         1,398
  Shares issued as payment of trade payables                18            233              -               -           233
  Net loss                                                   -              -              -         (76,648)      (76,648)
                                                     ------------- -------------- -------------- -------------  --------------
Balances at September 30, 1995                          24,991         190,753        26,492        (134,710)       82,535
  Shares issued for cash in connection with the
    exercise of options and warrants                     1,522           1,742           152               -         1,894
  Shares issued as repayment of debt and related
    accrued interest (note 10)                             130            687              -               -           687
  Shares issued in connection with business
    combinations (note 3)                                   64            749              -               -           749
  Conversion of ICG Holdings (Canada), Inc.
    preferred shares                                       496          3,780              -               -         3,780
  Shares issued as contribution to 401(k) plan
    (note 16)                                               87            856            300               -         1,156
  Shares issued upon conversion of subordinated
    notes (note 10)                                      4,413         76,336              -               -        76,336
  Repurchase of warrants                                     -              -         (2,671)              -        (2,671)
  Compensation expense related to issuance of
    common stock options                                     -              -             53               -            53
  Exchange of ICG Holdings (Canada), Inc. common
    shares for ICG common stock                              -       (248,682)       248,682               -             -
  Net loss                                                   -              -              -        (184,107)     (184,107)
                                                      ------------- -------------- -------------- -------------  --------------
Balances at September 30, 1996                          31,703      $    26,221      273,008        (318,817)      (19,588)
                                                                                                                 (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit), Continued

--------------------------------------------------------------------------------

                                                                                    Additional                     Total
                                                            Common stock             paid-in      Accumulated    stockholders'
                                                        Shares         Amount        capital        deficit        equity
                                                                                                                  (deficit)
                                                     -------------  -------------  ------------- -------------- --------------
                                                                                  (in thousands)
  Shares issued for cash in connection with the
    exercise of options and warrants                        132      $    1,800           284              -         2,084
  Shares issued in connection with business
    combination (note 3)                                     18               -           350              -           350
  Shares issued as contribution to 401(k) plan
    (note 16)                                                19               -           480              -           480
  Shares issued upon conversion of subordinated
    notes (note 10)                                          23             417             -              -           417
  Exchange of ICG Holdings (Canada), Inc. common
    shares for ICG common stock                               -         (20,350)       20,350              -             -
  Net loss                                                    -               -             -        (49,823)      (49,823)
                                                     -------------  -------------  ------------- -------------- --------------
Balances at December 31, 1996                            31,895           8,088       294,472       (368,640)      (66,080)
  Shares issued for cash in connection with the
    exercise of options and warrants                        938               5         4,111              -         4,116
  Shares issued in connection with business
    combination (note 3)                                    687               7        15,953              -        15,960
  Shares issued for cash in connection with
    employee stock purchase plan                            109               1         1,318              -         1,319
  Shares issued as contribution to 401(k)
    plan (note 16)                                          179               2         3,008              -         3,010
  Exchange of ICG Holdings (Canada), Inc. common
    shares for ICG common stock                               -          (7,456)        7,456              -             -
  Net loss                                                    -               -             -       (327,643)     (327,643)
                                                     -------------  -------------  ------------- -------------- --------------
Balances at December 31, 1997                            33,808      $        647     326,318       (696,283)     (369,318)
                                                     =============  =============  ============= ============== ==============

                              See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Fiscal Years Ended September 30, 1995 and 1996, the Three Months Ended December 31, 1995 (unaudited) and 1996, and Fiscal Year Ended December 31, 1997

--------------------------------------------------------------------------------

                                                        Fiscal years ended          Three months ended      Fiscal year ended
                                                          September 30,                December 31,            December 31,
                                                    --------------------------- ----------------------------
                                                        1995          1996          1995          1996             1997
                                                    ------------- ------------- ------------- ---------------------------------
                                                                                   (unaudited)
                                                                                  (in thousands)
Cash flows from operating activities:
  Net loss                                           $ (76,648)      (184,107)     (34,642)      (49,823)        (327,643)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Cumulative effect of change in accounting                -          3,453        3,453             -                -
    Share of losses of joint venture and investment        741          1,814          228             -                -
    Minority interest in share of losses, net of
      accretion and non-cash preferred dividends
      on preferred securities of subsidiaries              656         24,279        2,188         4,988           35,457
    Depreciation and amortization                       16,624         30,368        4,919         9,825           57,081
    Compensation expense related to issuance of
      common stock options                                 158             53           14             -                -
    Interest expense deferred and included in
      long-term debt                                    14,068         63,951       12,004        22,087          102,947
    Amortization of deferred financing costs
      included in interest expense                         989          2,573          527           612            2,514
    Write-off of non operating assets                        -          2,650            -             -              200
    Contribution to 401(k) plan through issuance
      of common shares                                     490          1,156          405           480            3,010
    Deferred income tax benefit                              -         (5,329)           -             -                -
    Provision for impairment of long-lived assets        7,000          9,994            -             -           11,950
    Net loss (gain) on disposal of long-lived
      assets                                               241          5,128        1,030          (772)             671
    Change in operating assets and liabilities,
      excluding the effects of business acquisitions,
      dispositions and non-cash transactions:
        Receivables                                     (6,092)       (13,293)      (3,742)       (7,790)         (24,452)
        Inventory                                         (447)        (1,200)        (272)          361           (2,822)
        Prepaid expenses and deposits                   (2,482)        (2,975)        (459)         (910)          (5,405)
        Accounts payable and accrued liabilities           514         16,674        8,970         9,731           19,908
        Deferred revenue                                 1,390          1,454          779         2,575             (370)
                                                    -------------  ------------ -------------  -------------- -----------------

          Net cash used by operating activities    $   (42,798)      (43,357)      (4,598)       (8,636)        (126,954)
                                                    ------------- ------------- -------------  -------------- -----------------
                                                                                                               (Continued)


ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

--------------------------------------------------------------------------------

                                                         Fiscal years ended          Three months ended        Fiscal year
                                                            September 30,               December 31,         ended December
                                                                                                                   31,
                                                      --------------------------  -------------------------
                                                        1995          1996           1995          1996            1997
                                                     ------------  ------------  -------------  -----------  ------------------
                                                                                   (unaudited)
                                                                                   (in thousands)
Cash flows from investing activities:
  (Increase) decrease in notes receivable from
     affiliate and others                           $      348           4         (1,263)            133         (9,552)
  Advances to affiliates                                (2,184)       (109)           (15)              -              -
  Investment in and advances to joint venture           (5,452)     (4,308)             -               -              -
  Payments for business acquisitions, net of cash
    acquired                                            (8,168)     (8,441)             -               -        (45,861)
  Acquisition of property, equipment and other
    assets                                             (50,066)   (122,277)       (26,798)        (50,818)      (269,593)
  Payments for construction of new headquarters              -      (1,501)             -          (7,945)       (29,432)
  Proceeds from disposition of property, equipment
    and other assets                                         -      21,593         21,146           2,057         15,567
  Purchase of short-term investments                         -      (6,832)        (4,979)        (25,769)       (65,580)
  Increase in restricted cash                                -     (13,333)       (13,333)              -        (25,416)
  Other investments                                     (6,061)          -              -               -              -
                                                     ------------  ------------  -------------  -----------  ------------------
    Net cash used by investing activities              (71,583)   (135,204)       (25,242)        (82,342)      (429,867)
                                                     ------------  ------------  -------------  -----------  ------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock:
    Common stock offering                               84,498           -              -               -              -
    Business combination (note 3)                            -           -              -               -         15,960
    Exercise of stock options and warrants               1,471       1,894            101           2,084          4,116
    Employee stock purchase plan                             -           -              -               -          1,319
  Proceeds from issuance of redeemable preferred
    securities of subsidiaries, net of issuance
    costs                                               28,800     144,000              -               -        223,628
  Proceeds from issuance of convertible preferred
    stock of subsidiary                                 16,000           -              -               -              -
  Offering costs related to common and preferred
    stock offerings                                     (5,565)          -              -               -              -
  Redemption of preferred shares                        (3,800)     (5,570)        (5,570)              -              -
  Repurchase of redeemable preferred stock of
    subsidiary and payment of accrued dividend               -     (32,629)             -               -              -
  Repurchase of redeemable warrants                          -      (2,671)             -               -              -
  Proceeds from issuance of short-term debt                  -      17,500         17,500               -              -
  Principal payments on short-term debt                      -     (21,192)        (3,692)              -              -
  Proceeds from issuance of long-term debt             305,613     300,034              -               -         99,908
  Deferred debt issuance costs                         (13,641)    (11,915)             -               -         (3,554)
  Principal payments on long-term debt                 (29,333)    (16,920)       (13,761)           (279)        (1,598)
  Principal payments on capital lease obligations       (6,271)    (12,304)        (2,991)         (1,975)       (24,058)
                                                     ------------   -----------  -------------  -----------  ------------------
    Net cash provided (used) by financing
      activities                                       377,772      360,227        (8,413)           (170)       315,721
                                                     ------------   -----------  -------------  -----------  ------------------
    Net (decrease) increase in cash and cash
      equivalents                                      263,391      181,666       (38,253)        (91,148)      (241,100)
Cash and cash equivalents, beginning of period           6,025      269,416       269,416         451,082        359,934
                                                     ------------   -----------  -------------  -----------  ------------------
Cash and cash equivalents, end of period              $269,416      451,082       231,163         359,934        118,834
                                                     ------------   -----------  -------------  -----------  ------------------
                                                                                                              (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

--------------------------------------------------------------------------------

                                                        Fiscal years ended          Three months ended      Fiscal year ended
                                                          September 30,                December 31,           December 31,
                                                     -------------------------  -------------------------
                                                          1995        1996          1995          1996              1997
                                                     ------------  -----------  -----------  ------------   -------------------
                                                                                (unaudited)
                                                                              (in thousands)
Supplemental disclosure of cash flows information:
  Cash paid for interest                              $   9,311        19,190       2,684        1,755              12,084
                                                     ============  ===========  ===========  ============   ===================

Supplemental schedule of non-cash investing and
  financing activities:
    Common shares issued in connection with
      business combinations, repayment of debt or
      conversion of liabilities to equity             $  11,452        77,772           -          350                   -
                                                     ============  ===========  ===========  ============   ===================
    Common shares issued in exchange for notes
      receivable, investments and other assets        $   1,398             -           -            -                   -
                                                     ============  ===========  ===========  ============   ===================
    Assets acquired under capital leases and
      through the issuance of debt or warrants
      (note 14)                                       $  38,670        55,030          84       19,479                   -
                                                     ============  ===========  ===========  ============   ===================
    Reclassification of investment in joint
      venture to long-term notes receivable           $   6,882             -           -            -                   -
                                                     ============  ===========  ===========  ============   ===================
    Conversion of notes receivable related to
      business combinations                           $   6,330             -           -            -                   -
                                                     ============  ===========  ===========  ============   ===================
      Capitalized interest on assets under
      construction                                    $       -         4,916           -        1,966               3,179
                                                     ============  ===========  ===========  ============   ===================

                         See accompanying notes to consolidated financial statements.


ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1996 and 1997
-------------------------------------------------------------------------------

(1)  Organization and Nature of Business

     ICG Communications, Inc., a Delaware corporation ("ICG"), was incorporated on April 11, 1996, for the purpose of becoming the new publicly-traded U.S. parent company of ICG Holdings (Canada), Inc., a Canadian federal corporation ("Holdings-Canada"), ICG Holdings, Inc., a Colorado corporation ("Holdings"), and its subsidiaries. Pursuant to a Plan of Arrangement (the "Arrangement"), which was approved by Holdings-Canada shareholders on July 30, 1996, and by the Ontario Court of Justice on August 2, 1996, each shareholder of Holdings-Canada exchanged their common shares on a one-for-one basis for either (i) shares of $.01 par value common stock of ICG (the "Common Stock"), or (ii) Class A common shares of Holdings-Canada (which are exchangeable at any time on a one-for-one basis into shares of ICG Common Stock). On August 2, 1996, 28,795,132, or approximately 98%, of the total issued and outstanding common shares of Holdings-Canada were exchanged for an equal number of shares of Common Stock of ICG. In accordance with generally accepted accounting principles, the Arrangement was accounted for in a manner similar to a pooling of interests since ICG and Holdings-Canada had common shareholders, and the number of shares outstanding and the weighted average number of shares outstanding reflect the equivalent shares outstanding for the combined companies. On September 17, 1997, ICG formed a new special purpose entity, ICG Funding, LLC, a Delaware limited liability company and wholly owned subsidiary of ICG ("ICG Funding"). ICG and its subsidiaries are collectively referred to as the "Company."

     The Company's principal business activity is telecommunications services, including Telecom Services, Network Services and Satellite Services, and as of January 21, 1998, the Company also began providing Internet Services, through its recently acquired subsidiary, NETCOM On-Line Communication Services, Inc. ("NETCOM"). Telecom Services consists of the Company's competitive local exchange carrier operations which provide services to business end users, long distance carriers and resellers. Network Services supplies information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end users, including Fortune 1000 firms and other large businesses and telecommunications companies. Satellite Services provides satellite voice and data services to major cruise ship lines, the commercial shipping industry, yachts, the U.S. Navy and offshore oil platforms. The Company intends to dispose of its Satellite Services operations to better focus on its core Telecom Services unit, although it has not entered into a formal arrangement for such dispostion. Beginning in 1998, the Company's Internet Services

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1996 and 1997
-------------------------------------------------------------------------------

(1)  Organization and Nature of Business

     includes Internet access, World Wide Web (the "Web") site hosting services and other value-added connectivity services, which are primarily targeted to small and medium-sized business customers in the United States, Canada and the United Kingdom.

(2)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of the Company and its majority and wholly owned subsidiaries. Financial information prior to the completion of the Arrangement on August 2, 1996 represents the financial position and results of operations of Holdings-Canada and Holdings, which are considered to be predecessor entities to ICG.

          All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Change in Fiscal Year End

          The Company changed its fiscal year end to December 31 from September 30, effective January 1, 1997. References to fiscal 1995, 1996 and 1997 relate to the years ended September 30, 1995 and 1996 and December 31, 1997, respectively.

          Unaudited consolidated statements of operations and cash flows for the three months ended December 31, 1995 have been included in the
          accompanying   consolidated   financial   statements  for  comparative
          purposes.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

     (c)  Cash Equivalents and Short-term Investments Available for Sale

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale and generally have maturities of one year or less. The Company's short-term investment objectives are safety, liquidity and yield, in that order. The Company carries all cash equivalents and short-term investments at cost, which approximates fair value.

     (d)  Inventory

          Inventory, consisting of satellite systems equipment and equipment to be utilized in the installation of communications systems, services and networks for customers, is recorded at the lower of cost or market, using the first-in, first-out method of accounting for cost.

     (e)  Investments

          Investments in joint ventures are accounted for using the equity method, under which the Company's share of earnings or losses of the joint ventures are reflected in operations and dividends are credited against the investment when received. Losses recognized in excess of the Company's investment due to additional investment or financing requirements, or guarantees, are recorded as a liability in the consolidated financial statements. Other investments representing an interest of 20% or more, but less than 50%, are accounted for using the equity method of accounting. Investments of less than a 20% equity interest are accounted for using the cost method, unless the Company exercises significant influence and/or control over the operations of the investee company, in which case the equity method is used.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

     (f)  Property and Equipment

          Property and equipment are stated at cost. Costs of construction are capitalized, including interest costs related to construction. Equipment held under capital leases is stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is provided using the straight-line method over the estimated useful lives of the assets owned, or the related lease term, whichever is shorter.

          Estimated useful lives of major categories of property and equipment are as follows: Office furniture and equipment 3 to 7 years Buildings and improvements 31.5 years Machinery and equipment 3 to 8 years Switch equipment 10 years Fiber optic transmission system 20 years

          The Company capitalizes the direct costs associated with the installation of dial tone customers' service, including labor and an allocation of overhead costs, and amortizes these costs over two years, the estimated average customer contract term.

     (g)  Other Assets

          Amounts related to the acquisition of transmission and other licenses are recorded at cost and amortized over 20 years using the straight-line method. Goodwill results from the application of the purchase method of accounting for business combinations and is amortized over a maximum of 20 years using the straight-line method.

          Rights of way, minutes of use, and non-compete agreements are recorded at cost, and amortized using the straight-line method over the terms of the agreements, ranging from 2 to 12 years.

          Amortization of deferred financing costs is provided over the life of the related financing agreement, the maximum term of which is 10 years.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

     (h)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

     (i)  Revenue Recognition

          The Company recognizes Telecom Services and Satellite Services revenue as services are provided and charges direct selling expenses to operations as incurred. Revenue from Network Services contracts for the design and installation of communication systems and networks, which are generally short-term in duration, is recognized using the percentage of completion method of accounting. Maintenance revenue is recognized as services are provided. Uncollectible trade receivables are accounted for using the allowance method.

          Revenue which has been earned under the percentage of completion method, but has not been billed to the customer is included in receivables-revenue earned, but unbilled in the consolidated financial statements. Deferred revenue includes monthly advance billings to customers for certain services provided by the Company's Telecom Services and Satellite Services, as well as Network Services revenue which has been billed to the customer in compliance with contract terms, but not yet earned under the percentage of completion method.

          Prior to January 1, 1996, the Company recognized Telecom Services revenue in an amount equal to the non-cancelable portion of the contract, which is a minimum of one year on a three-year or longer contract, at the inception of the contract and upon activation of service to the customer to the extent of direct installation and selling expenses incurred in obtaining customers during the period in which such revenue

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

          was recognized. Revenue recognized in excess of normal monthly billings during the year was limited to an amount which did not exceed such installation and selling expense. The remaining revenue from the contract was recognized ratably over the remaining non-cancelable portion of the contract. The Company believes the new method is preferable because it provides a better matching of revenue and related operating expenses and is more consistent with accounting practices within the telecommunications industry. As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting as if such change had been adopted as of October 1, 1995, and has included in the results of operations for fiscal 1996 a charge of approximately $3.5 million relating to the cumulative effect of this change in accounting. Other than the cumulative effect of adopting this new method of accounting, the effect of this change in accounting for the periods presented was not significant.

     (j)  Income Taxes

          The  Company  accounts  for  income  taxes  under  the  provisions  of
          Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k)  Loss Per Share

          Loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding. Weighted average number of shares outstanding for fiscal year 1995 and the three months ended December 31, 1995 represents outstanding Holdings-Canada common shares. Weighted average number of shares outstanding for fiscal 1996, the three months ended December 31, 1996 and fiscal 1997 represents Holdings-Canada common shares outstanding for the period October 1,

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

          1995 through August 2, 1996, and combined ICG Common Stock and Holdings-Canada Class A common shares outstanding for the periods subsequent to August 5, 1996.

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS 128") which revises the calculation and presentation provisions of Accounting Principles Board Opinion No. 15 and related interpretations. Under SFAS 128, basic loss per share is computed on the basis of weighted average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation. The Company adopted SFAS 128 for its fiscal year ending December 31, 1997, including the requirement for retroactive application. The adoption of SFAS 128 had no effect on the Company's previously reported loss per share. Potential common stock instruments, which include options, warrants and convertible subordinated notes and preferred securities, are not included in the loss per share calculation as their effect is anti-dilutive.

     (l)  Stock-Based Compensation

          The Company accounts for its stock-based employee and non-employee director compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations ("APB 25"). The Company has provided pro forma disclosures of net loss and loss per share as if the fair value based method of accounting for these plans, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), had been applied. Pro forma disclosures include the effects of employee and non-employee director stock options granted during fiscal 1996, the three months ended December 31, 1996 and fiscal 1997.

     (m)  Impairment of Long-Lived Assets

          The Company provides for the impairment of long-lived assets pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121") which requires that long-lived assets and certain identifiable intangibles held and used by an

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

          entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset is less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows.

     (n)  Reclassifications

          Certain prior period amounts have been reclassified to conform with the current period's presentation.

(3)  Business Combinations and Investments

     (a)  Acquisition During Fiscal 1997

          On October 17, 1997, the Company purchased approximately 91% of the outstanding capital stock of Communications Buying Group, Inc. ("CBG"), an Ohio based local exchange and centrex reseller. The Company paid total consideration of approximately $46.5 million, plus the assumption of certain liabilities. Separately, on October 17, 1997, the Company sold 687,221 shares of Common Stock for approximately $16.0 million to certain shareholders of CBG. Subsequent to December 31,1997, the Company purchased the remaining approximately 9% interest in CBG for approximately $2.9 million in cash.

          The Company has accounted for the acquisition under the purchase method of accounting, and accordingly, the operations of CBG have been included in the Company's operations since the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of $48.8 million has been recorded as goodwill and is being amortized on a straight-line basis over six years. Revenue, net loss and loss per share on a pro forma combined basis are not significantly different from the Company's historical results for the periods presented herein.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(3)  Business Combinations and Investments (continued)

     (b)  Acquisitions and Investments During Fiscal 1996

          In January 1996, the Company purchased the remaining 49% minority interest of Fiber Optic Technologies, Inc. ("FOTI"), making FOTI a wholly owned subsidiary. Consideration for the purchase was approximately $2.0 million in cash and 66,236 common shares of Holdings-Canada valued at approximately $0.8 million, for total consideration of approximately $2.8 million.

          In February 1996, the Company entered into an agreement with Linkatel California, L.P. ("Linkatel") and its other partners, Linkatel Communications, Inc. and The Copley Press, Inc., under which the Company acquired a 60% interest in Linkatel for an aggregate purchase price of $10.0 million in cash and became the general partner of Linkatel. In April 1996, the partnership was renamed ICG Telecom of San Diego, L.P.

          In March 1996, the Company acquired a 90% equity interest in MarineSat Communications Network, Inc. ("MCN"), (formally Maritime Cellular
          Tele-network, Inc.), a Florida-based provider of cellular and satellite communications for commercial ships, private vessels, offshore oil platforms and land-based mobile units, for approximately $0.7 million in cash and approximately $0.1 million of assumed debt, for total consideration of approximately $0.8 million. In April 1997, the Company received the remaining 10% interest in MCN as partial consideration for the sale of its investment in Mexico. In the fourth quarter of fiscal 1997, the Company recorded a provision for impairment of $2.9 million of its investment in MCN.

          In August 1996, the Company acquired certain Signaling System 7 ("SS7") assets of Pace Network Services, Inc. ("Pace"), a division of Pace Alternative Communications, Inc. SS7 is used by local exchange companies, long-distance carriers, wireless carriers and others to signal between network elements, creating faster call set-up resulting in a more efficient use of network resources. The Company paid cash consideration of $1.6 million as of September 30, 1996 and an additional $1.0 million in January 1997, based on the operating results of the underlying business since the date of acquisition.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(3)  Business Combinations and Investments (continued)

          The acquisitions described above have been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the respective dates of acquisition. Revenue, net loss and loss per share on a pro forma basis are not significantly different from the Company's historical results for the periods presented herein. The aggregate purchase price of the 1996 acquisitions, in which the Company obtained a controlling interest, was allocated based on fair values of the underlying assets acquired as follows (in thousands):

          Current assets                                     $   6,563
          Property and equipment                                 7,542
          Other assets, including goodwill                      10,647
          Current liabilities                                     (775)
          Long-term liabilities                                 (6,314)
          Minority interest                                     (1,422)
                                                          ===================
                                                              $ 16,241
                                                          ===================

     (c)  Acquisitions and Investments During Fiscal 1995

          In January 1995, the Company and an unaffiliated entity formed Maritime Telecommunications Network, Inc. ("MTN") to provide wireless communications through satellites to the maritime cruise industry, U.S. Navy vessels and offshore oil platforms. The Company acquired (i) approximately 64% of MTN, (ii) approximately $4.4 million in notes receivable from MTN and (iii) consulting and non-compete agreements valued at an aggregate of approximately $0.3 million in exchange for
          (i) approximately $9.0 million in cash, (ii) the surrender and cancellation of a note to the Company from the other entity for $0.6 million plus interest, (iii) 408,347 Holdings-Canada common shares valued at approximately $5.1 million (of which 256,303 common shares were issued in the fourth quarter of fiscal 1994), and (iv) the Company's commitment to provide additional convertible working capital advances to MTN as required by MTN. The other shareholder of MTN contributed the assets of a predecessor business to MTN.

          MTN also assumed approximately $2.1 million of obligations of such predecessor business. The Company paid a $0.5 million finder's fee obligation of the predecessor to a third party. As part of the terms of the original purchase agreement, the

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(3)  Business Combinations and Investments (continued)

          Company agreed to purchase, at fair market value, all of the shares of MTN that were owned by the minority shareholders, upon demand of the minority shareholders, if a transaction was not effected which converted the minority shares into publicly traded securities or cash by January 3, 1998. As of the current date, no such demand has been made by the minority shareholders.

          During fiscal 1995, the Company purchased a 58% interest in Zycom Corporation ("Zycom"), an Alberta, Canada corporation whose shares are traded on the Alberta Stock Exchange. Consideration for the purchase was approximately $0.8 million in cash, the conversion of $2.0 million in notes receivable, and the assumption of approximately $0.7 million in debt for total consideration of approximately $3.5 million. In March 1996, the Company acquired an additional approximate 12% equity interest in Zycom by converting a $3.2 million receivable due from Zycom into common stock. In the fourth quarter of fiscal 1997, the Company recorded a provision for impairment of $2.7 million of its investment in Zycom.

          The acquisitions described above were accounted for using the purchase method of accounting, and accordingly, the net assets and the results of operations are included in the consolidated financial statements from the respective dates of acquisition. Revenue, net loss and loss per share on a pro forma basis are not significantly different from the Company's historical results for the periods presented herein. The aggregate purchase price of the 1995 acquisitions, in which the Company obtained a controlling interest, was allocated based on fair values of the underlying assets acquired as follows (in thousands):

          Current assets                                    $       1,835
          Property and equipment                                    9,086
          Other assets, including goodwill                         16,986
          Current liabilities                                      (2,764)
          Long-term liabilities                                    (6,779)
          Minority interest                                        (4,850)
                                                         ----------------------
                                                             $     13,514
                                                         ======================

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(3)  Business Combinations and Investments (continued)

          During fiscal 1995, the Company invested approximately $5.2 million ($3.9 million in cash, $1.1 million in common shares of Holdings-Canada, and the conversion of approximately $0.2 million in notes receivable) in StarCom International Optics Corporation ("StarCom"), for which the Company received a 25% equity interest in each of Starcom's wholly owned operating subsidiaries. In December 1997, a senior secured creditor of StarCom notified the Company that it intended to foreclose on its collateral in StarCom, and in January 1998, StarCom commenced bankruptcy proceedings. Based on management's estimate of the net realizable value of its investment, the Company recorded a provision for impairment of its investment of $5.2 million in fiscal 1997.

     (d)  Investments in Joint Venture and Affiliate

          In September 1992, the Company entered into a joint venture agreement with Greenstar Technologies Inc. (now GST Telecommunications, Inc. ("GST")) to design, construct and operate a competitive access network in Phoenix. The Company and GST each had a 50% equity interest in the joint venture. All financing provided to the joint venture by the Company, as well as the recognition of the Company's share of the joint venture's losses, were recorded according to the equity method of accounting. During fiscal 1996, the Company recorded a valuation allowance of approximately $5.8 million for the amounts receivable arising from advances made to the Phoenix network joint venture, based on management's estimate of the net realizable value of the receivable.

          In October 1996, the Company sold its interest in the joint venture to GST. The Company received approximately $2.1 million in cash, representing $1.3 million of consideration for its 50% interest and $0.8 million for equipment and amounts advanced to the joint venture. In addition, the Company received equipment with a net book value of $2.4 million and assumed liabilities of $0.3 million. A gain on sale of the joint venture of approximately $0.8 million was recorded in the consolidated financial statements during the three months ended December 31, 1996.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(3)  Business Combinations and Investments (continued)

     (e)  Merger Subsequent to December 31, 1997

          On January 21, 1998, the Company completed a merger with NETCOM. Located in San Jose, California, NETCOM is a provider of Internet connectivity and Web site hosting services and other value-added Internet services. At the effective time of the merger, each outstanding share of NETCOM common stock became automatically convertible into shares of Common Stock at an exchange ratio of 0.8628 shares of Common Stock per NETCOM common share. As a result of the transaction, the Company expects to issue an estimated 10.2 million shares of Common Stock for the NETCOM common shares outstanding on January 21, 1998. Cash will be paid in lieu of fractional shares. The Company will account for the business combination under the pooling-of-interests method of accounting and accordingly, the Company's financial statements will be restated to reflect the operations of NETCOM and the Company on a combined basis for all historical periods.

          The following unaudited pro forma information presents the combined results of operations of the Company and NETCOM as if the business combination had been consummated on October 1, 1994. The Company does not anticipate any significant adjustments to conform the accounting policies of NETCOM with those of the Company.

                                          Fiscal years ended          Three months ended         Fiscal year ended
                                            September 30,                December 31,               December 31,
                                      ---------------------------
                                          1995           1996                 1996                      1997
                                      -------------  -------------  -------------------------  -----------------------
                                                                        (unaudited)
                                                                      (in thousands)

            Revenue                      $164,032        289,634                93,335                 434,014
            Net loss                      (90,712)      (228,372)              (61,313)               (360,735)
            Loss per share -
              basic and diluted             (2.94)         (6.19)                (1.46)                  (8.49)


ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(4)  Short-term Investments Available for Sale

     Short-term investments available for sale are comprised of the following:

                                                         December 31,
                                            ------------------------------------
                                                 1996                 1997
                                            ----------------     ---------------
                                                       (in thousands)

     Money market investments                  $   10,000                   -
     Commercial paper                               5,500               4,000
     U.S. Treasury securities                      17,101              94,181
                                            ================     ===============
                                                $  32,601              98,181
                                            ================     ===============

     At December 31, 1996 and 1997, the estimated fair value of the Company's money market instruments, commercial paper and U.S. Treasury securities approximated cost, and the amount of gross unrealized gains was not significant. All money market instruments, commercial paper and U.S. Treasury securities mature within one year.

(5)  Notes Receivable and Due from Affiliate

     In January 1997, the Company announced a strategic alliance with Central and South West Corporation ("CSW") which is developing and marketing telecommunications services in certain cities in Texas. The venture entity, a limited partnership named CSW/ICG ChoiceCom, L.P. ("ChoiceCom"), is based in Austin, Texas. CSW holds 100% of the interest in ChoiceCom, and CSW and the Company each have two representatives on the Management Committee of the general partner of ChoiceCom. The Company has committed to loan ChoiceCom $15.0 million under two promissory notes, which are payable on demand and earn interest at LIBOR plus 2% per annum (7.97% at December 31, 1997). Advances under these promissory notes were $10.0 million at December 31, 1997.

     Additionally, the Company has agreed to perform certain administrative services for ChoiceCom and make certain payments to vendors on behalf of ChoiceCom, for which such services and payments are to be conducted on an arm's length basis and reimbursed by ChoiceCom. At December 31, 1997, amounts outstanding under this arrangement and included in due from affiliate were approximately $9.4 million, and were collected in full during the subsequent fiscal quarter.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(6)  Property and Equipment

     Property and equipment, including assets held under capital leases, is comprised of the following:

                                                       December 31,
                                              -------------------------------
                                                   1996            1997
                                              -------------   ---------------
                                                      (in thousands)

     Land                                      $     306              709
     Buildings and improvements                    2,300            2,238
     Furniture, fixtures and office equipment     35,904           46,711
     Machinery and equipment                      10,764           31,630
     Fiber optic equipment                       143,133          156,255
     Satellite equipment                          19,408           29,760
     Switch equipment                             58,199           85,546
     Fiber optic transmission system             117,281          192,756
     Build out/site preparation                   13,284           13,898
     Construction in progress (see note 14)       59,642          178,985
                                              -------------   ---------------
                                                 460,221          738,488
     Less accumulated depreciation               (56,545)        (106,321)
                                              =============   ===============
                                               $ 403,676          632,167
                                              =============   ===============

     Property and equipment includes approximately $179.0 million of equipment which has not been placed in service at December 31, 1997, and accordingly, is not being depreciated. The majority of this amount is related to new network construction (see note 14).

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(6)  Property and Equipment (continued)

     Certain of the assets described above have been pledged as security for long-term debt and are held under capital leases at December 31, 1997. The following is a summary of property and equipment held under capital leases:

                                                       December 31,
                                              --------------------------------
                                                  1996             1997
                                              -------------   ----------------
                                                      (in thousands)

     Machinery and equipment                   $   1,842            3,926
     Fiber optic equipment                         7,514            6,314
     Switch equipment                             22,280           21,380
     Fiber optic transmission system              55,746           58,806
     Construction in progress                     20,187           17,895
                                              -------------   ----------------
                                                 107,569          108,321
     Less accumulated depreciation                (4,424)          (8,409)
                                              =============   ================
                                               $ 103,145           99,912
                                              =============   ================

(7)  Other Assets

     Other assets are comprised of the following:

                                                       December 31,
                                              --------------------------------
                                                  1996               1997
                                              -------------   ----------------
                                                      (in thousands)

     Deposits                                   $   3,579            2,429
     Pace customer base                             2,581            2,805
     Rights of way                                  1,739              425
     Minutes of use agreement                       1,421                -
     Non-compete agreements                           902            1,386
     Right of entry                                     -            5,019
     Other                                          1,063              839
                                              -------------   ----------------
                                                   11,285           12,903
     Less accumulated amortization                 (1,547)          (3,499)
                                              =============   ================
       Other                                   $    9,738            9,404
                                              =============   ================

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(8)  Related Party Transactions

     During fiscal 1996, Holdings-Canada and International Communications Consulting, Inc. ("ICC") entered into a consulting agreement whereby ICC will provide various consulting services to the Company through December 1999 for approximately $4.2 million to be paid during the term of the agreement. During fiscal 1996, the three months ended December 31, 1996 and fiscal 1997, the Company paid approximately $1.3 million, $0.3 million and $1.1 million, respectively, related to this consulting agreement. William
     W. Becker, a stockholder and former director of the Company, is President and Chief Executive Officer of ICC.

     At December 31, 1996 and 1997, receivables from officers and employees of approximately $1.0 million and $0.9 million, respectively, are primarily comprised of promissory notes from officers for relocation expenses, which are generally payable on demand and bear interest at 7% per annum, and are included in receivables-other in the accompanying consolidated financial statements.

(9)  Capital Lease Obligations

     The Company has payment obligations under various capital lease agreements for equipment. The future required payments under the Company's capital lease obligations subsequent to December 31, 1997 are as follows (in thousands):

     Due December 31:
       1998                                             $    15,651
       1999                                                  13,782
       2000                                                  14,431
       2001                                                  16,350
       2002                                                  11,009
       Thereafter                                            93,584
                                                      ---------------------
         Total minimum lease payments                       164,807
         Less amounts representing interest                 (92,231)
                                                      ---------------------
         Present value of net minimum lease payments         72,576
         Less current portion                                (5,637)
                                                      =====================
                                                        $    66,939
                                                      =====================

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(10) Long-term Debt

     Long-term debt is summarized as follows:

                                                                                          December 31,
                                                                           -----------------------------------------------
                                                                                  1996                     1997
                                                                           ----------------------   ----------------------
                                                                                           (in thousands)

     11 5/8% Senior discount notes, net of discount (a)                      $        -                  109,436
     12 1/2% Senior discount notes, net of discount (b)                         325,530                  367,494
     13 1/2% Senior discount notes, net of discount (c)                         355,955                  407,409
     Note payable with interest at the 90-day commercial
       paper rate plus 4 3/4% (10.3% at December 31, 1997),
       due 2001, secured by certain telecommunications equipment                  5,815                    4,932
     Note payable with interest at 11%, due monthly through
       fiscal 1999, secured by equipment                                          2,625                    1,860
     Mortgage payable with interest at 8 1/2%, due monthly
       through 2009, secured by building                                          1,177                    1,131
     Other                                                                           73                       90
                                                                           ----------------------    ---------------------
                                                                                691,175                  892,352
     Less current portion                                                          (817)                  (1,784)
                                                                           ----------------------    ---------------------
                                                                              $ 690,358                  890,568
                                                                           ======================    =====================

     (a)  11 5/8% Notes

          On March 11, 1997, Holdings completed a private placement (the "1997 Private Offering") of 11 5/8% Senior Discount Notes due 2007 (the "11 5/8% Notes") and 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 (the "14% Preferred Stock") for gross proceeds of $99.9 million and $100.0 million, respectively. Net proceeds from the 1997 Private Offering, after costs of approximately $7.5 million, were approximately $192.4 million.

          The 11 5/8% Notes are unsecured senior obligations of Holdings (guaranteed by ICG) that mature on March 15, 2007, at a maturity value of $176.0 million. Interest will accrue at 11 5/8% per annum, beginning March 15, 2002, and is payable each March 15 and September 15, commencing September 15, 2002. The indenture for the

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(10) Long-term Debt (continued)

          11 5/8% Notes contains certain covenants which provide for limitations on indebtedness, dividends, asset sales and certain other transactions and effectively prohibits the payment of cash dividends.

          The 11 5/8% Notes were originally recorded at approximately $99.9 million. The discount on the 11 5/8% Notes and the debt issuance costs are being accreted over ten years until maturity at March 15, 2007. The accretion of the discount and debt issuance costs is included in interest expense in the accompanying consolidated financial statements.

     (b)  12 1/2% Notes

          On April 30, 1996, Holdings completed a private placement (the "1996 Private Offering") of 12 1/2% Senior Discount Notes due 2006 (the "12 1/2% Notes") and of 14 1/4% Exchangeable Preferred Stock Manditorily Redeemable 2007 (the "14 1/4% Preferred Stock") for gross proceeds of $300.0 million and $150.0 million, respectively. Net proceeds from the 1996 Private Offering, after issuance costs of approximately $17.0 million, were approximately $433.0 million.

          The 12 1/2% Notes are unsecured senior obligations of Holdings (guaranteed by ICG and Holdings-Canada) that mature on May 1, 2006, with a maturity value of $550.3 million. Interest will accrue at 12 1/2% per annum, beginning May 1, 2001, and is payable each May 1 and November 1, commencing November 1, 2001. The indenture for the 12 1/2% Notes contains certain covenants which provide for limitations on indebtedness, dividends, asset sales and certain other transactions and effectively prohibits the payment of cash dividends.

          The 12 1/2% Notes were originally recorded at approximately $300.0 million. The discount on the 12 1/2% Notes and the debt issuance costs are being accreted over ten years until maturity at May 1, 2006. The accretion of the discount and debt issuance costs is included in interest expense in the accompanying consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(10) Long-term Debt (continued)

          Approximately $35.3 million of the proceeds from the 1996 Private Offering were used to redeem the 12% redeemable preferred stock of Holdings (the "Redeemable Preferred Stock") issued in August 1995 ($30.0 million), pay accrued preferred dividends ($2.6 million) and to repurchase 916,666 warrants of the Company ($2.7 million) issued in connection with the Redeemable Preferred Stock. The Company recognized a charge to minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries of approximately $12.3 million for the excess of the redemption price of the Redeemable Preferred Stock over the carrying amount at April 30, 1996, and recognized a charge to interest expense of approximately $11.5 million for the payments made to noteholders with respect to consents to amendments to the indenture governing the 13 1/2% Notes to permit the 1996 Private Offering.

     (c)  13 1/2% Notes

          On August 8, 1995, Holdings completed a private placement (the "1995 Private Offering") through the issuance of 58,430 units (the "Units"), each Unit consisting of ten $1,000, 13 1/2% Senior Discount Notes due 2005 (the "13 1/2% Notes") and warrants to purchase 33 common shares of Holdings-Canada (the "Unit Warrants"). Net proceeds from the 1995 Private Offering, after issuance costs of approximately $14.0 million, were approximately $286.0 million.

          The 13 1/2% Notes are unsecured senior obligations of Holdings (guaranteed by ICG and Holdings-Canada) that mature on September 15, 2005, with a maturity value of $584.3 million. Interest will accrue at the rate of 13 1/2% per annum, beginning September 15, 2000, and is payable in cash each March 15 and September 15, commencing March 15, 2001. The indenture for the 13 1/2% Notes contains certain covenants which provide for limitations on the indebtedness, dividends, asset sales and certain other transactions and effectively prohibits the payment of cash dividends.

          The 13 1/2% Notes were originally recorded at approximately $294.0 million, which represents the $300.0 million in proceeds less the approximate $6.0 million value assigned to the Unit Warrants, which is included in additional paid-in capital. The discount on the 13 1/2% Notes and the debt issuance costs are being accreted over five years until September 15, 2000, the date at which the 13 1/2% Notes can first be

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(10) Long-term Debt (continued)

          redeemed. The value assigned to the Unit Warrants, representing additional debt discount, is also being accreted over the five-year period. The accretion of the total discount is included in interest expense in the accompanying consolidated financial statements. Holdings may redeem the 13 1/2% Notes on or after September 15, 2000, in whole or in part, at the redemption prices set forth in the agreement, plus unpaid interest, if any, at the date of redemption.

          The Unit Warrants entitle the holder to purchase one common share of Holdings-Canada, which is exchangeable into one share of Common Stock, at the exercise price of $12.51 per share and are exercisable at any time between August 8, 1996 and August 8, 2005.

          In connection with the issuance of the 13 1/2% Notes, the Company obtained $6.0 million of interim financing from the placement agent and certain private investors in exchange for the issuance of an aggregate of 520,000 Series A Warrants (see note 12 (c)). The $6.0 million was repaid with a portion of the proceeds from the 1995 Private Offering. As a result of the repayment of the interim financing, the value assigned to the Series A Warrants totaling approximately $3.0 million, representing debt discount, was charged to interest expense during the year ended September 30, 1995.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(10) Long-term Debt (continued)

          Scheduled principal maturities of long-term debt as of December 31, 1997 are as follows (in thousands):

          Due December 31:
            1998                                 $       1,784
            1999                                         1,686
            2000                                         1,290
            2001                                           938
            2002                                           938
            Thereafter (a)                           1,311,976
                                                 -----------------
                                                     1,318,612
              Less unaccreted discount on
                the 11 5/8% Notes, the 12 1/2%
                Notes and the 13 1/2% Notes           (426,260)
                                                 ==================
                                                 $     892,352
                                                 ==================

          (a) Includes $176.0 million, $550.3 million and $584.3 million of 11 5/8% Notes, 12 1/2% Notes, and 13 1/2% Notes, respectively, due at maturity.

     (e) Private Placement of Senior Discount Notes Completed Subsequent to December 31, 1997

          On February 12, 1998, ICG Services, Inc., a Delaware corporation and new wholly owned subsidiary of ICG ("ICG Services"), completed a private placement of 10% Senior Discount Notes due 2008 (the "10%
          Notes") for gross proceeds of approximately $300.6 million. Net proceeds from the offering, after underwriting costs of approximately $9.0 million, were approximately $291.6 million.

          The 10% Notes are unsecured senior obligations of ICG Services that mature on February 15, 2008, at a maturity value of $490.0 million. Interest will accrue at 10% per annum, beginning February 15, 2003, and is payable each February 15 and August 15, commencing August 15, 2003. The indenture for the 10% Notes contains certain covenants which provide limitations on indebtedness, dividends, asset sales and certain other transactions.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(11) Redeemable Preferred Securities of Subsidiaries

     Redeemable preferred stock of subsidiary is summarized as follows:

                                                   December 31,
                                          --------------------------------
                                               1996             1997
                                          --------------  -----------------
                                                    (in thousands)
     14% Exchangeable preferred stock,
       mandatorily redeemable in 2008 (a)   $       -           108,022

     14 1/4% Exchangeable preferred stock,
       mandatorily redeemable in 2007 (b)     159,120           184,420
                                          ==============  =================
                                           $  159,120           292,442
                                          ==============  =================

     (a)  14% Preferred Stock

          In connection with the 1997 Private Offering, Holdings sold 100,000 shares of exchangeable preferred stock that bear a cumulative dividend at the rate of 14% per annum. The dividend is payable quarterly in arrears each March 15, June 15, September 15, and December 15, and commenced June 15, 1997. Through March 15, 2002, the dividend is payable at the option of Holdings in cash or additional shares of 14% Preferred Stock. Holdings may exchange the 14% Preferred Stock into 14% Senior Subordinated Exchange Debentures at any time after the exchange is permitted by certain indenture restrictions. The 14% Preferred Stock is subject to mandatory redemption on March 15, 2008.

     (b)  14 1/4% Preferred Stock

          In connection with the 1996 Private Offering, Holdings sold 150,000 shares of exchangeable preferred stock that bear a cumulative dividend at the rate of 14 1/4% per annum. The dividend is payable quarterly in arrears each February 1, May 1, August 1 and November 1, and commenced August 1, 1996. Through May 1, 2001, the dividend is payable, at the option of Holdings, in cash or additional shares of 14 1/4% Preferred Stock. Holdings may exchange the 14 1/4% Preferred Stock into 14 1/4% Senior Subordinated Exchange Debentures at any time after the exchange is permitted by certain indenture restrictions. The 14 1/4% Preferred Stock is subject to mandatory redemption on May 1, 2007.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(11) Redeemable Preferred Securities of Subsidiaries (continued)

     (c)  6 3/4% Preferred Securities

          During fiscal 1997, a new subsidiary of the Company, ICG Funding, completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "6 3/4% Preferred Securities") for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs, were approximately $127.6 million. Restricted cash at December 31, 1997 of $38.7 million includes the proceeds from the offering which are designated for the payment of cash dividends on the 6 3/4% Preferred Securities through November 15, 2000.

          The 6 3/4% Preferred Securities consist of 2,645,000 exchangeable preferred securities of ICG Funding that bear a cumulative dividend at the rate of 6 3/4% per annum. The dividend is paid quarterly in arrears each February 15, May 15, August 15 and November 15, and commenced November 15, 1997. The dividend is payable in cash through November 15, 2000 and thereafter, in cash or shares of ICG Common Stock, at the option of ICG Funding. The 6 3/4% Preferred Securities are exchangeable, at the option of the holder, at any time prior to November 15, 2009 into shares of Common Stock at a rate of 2.0812 shares of Common Stock per preferred security, or $24.025 per share, subject to adjustment. ICG Funding may, at its option, redeem the 6 3/4% Preferred Securities at any time on or after November 18, 2000. Prior to that time, ICG Funding may redeem the 6 3/4% Preferred Securities if the current market value of Common Stock equals or exceeds the exchange price, for at least 20 days of any 30-day trading period, by 170% prior to November 16, 1998; 160% from November 16, 1998 through November 15, 1999; and 150% from November 16, 1999 through November 15, 2000. The 6 3/4% Preferred Securities are subject to mandatory redemption on November 15, 2009.

          On February 15, 1998, ICG Funding used the remaining proceeds from the private placement of the 6 3/4% Preferred Securities to purchase $112.4 million of ICG Communications, Inc. Preferred Stock ("ICG Preferred Stock") which pays dividends each February 15, May 15, August 15 and November 15 in additional shares of ICG Preferred Stock through November 15, 2000. Subsequent to November 15, 2000, dividends are payable in cash or shares of Common Stock, at the option of ICG. The ICG Preferred Stock is exchangeable, at the option of ICG

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(11) Redeemable Preferred Securities of Subsidiaries (continued)

          Funding, at any time prior to November 15, 2009 into shares of Common Stock at an exchange rate based on the exchange rate of the 6 3/4% Preferred Securities. The ICG Preferred Stock is subject to mandatory redemption on November 15, 2009.

          The accreted value of the 6 3/4% Preferred Securities is included in Company-obligated mandatorily redeemable preferred securities of subsidiary limited liability company which holds solely Company preferred stock in the accompanying consolidated balance sheet at December 31, 1997.

     Included in minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries is approximately $1.3 million, $27.0 million, $5.8 million and $39.8 million for fiscal 1995 and 1996, the three months ended December 31, 1996 and fiscal 1997, respectively, associated with the accretion of issuance costs, discount and preferred security dividend accruals for the 6 3/4% Preferred Securities, the 14% Preferred Stock, the 14 1/4% Preferred Stock and the Redeemable Preferred Stock (issued in connection with the 1995 Private Offering and redeemed in April 1996). These costs are partially offset by the minority interest share in losses of subsidiaries of approximately $0.6 million, $2.7 million, $0.8 million and $2.0 million for fiscal 1995 and 1996, the three months ended December 31, 1996 and fiscal 1997, respectively.

(12) Stockholders' Deficit

     (a)  Common Stock

          Common stock outstanding at December 31, 1997 represents the issued and outstanding Common Stock of ICG and Class A common shares of Holdings-Canada (not owned by ICG) which are exchangeable at any time, on a one-for-one basis, for ICG Common Stock. The following table sets forth the number of shares outstanding for ICG and Holdings-Canada on a separate company basis as of December 31, 1997:

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(12) Stockholders' Deficit (continued)

                                               Shares          Shares not owned
                                            owned by ICG           by ICG
                                        -------------------- -------------------
     ICG Common Stock, $.01 par value,
       100,000,000 shares authorized;
       31,087,825 and 33,784,500 shares
       issued and outstanding at December
       31, 1996 and 1997, respectively            -                 33,784,500
     Holdings-Canada Class A common shares,
       no par value, 100,000,000 shares
       authorized; 31,795,270 and
       31,822,756 shares issued and
       outstanding at December 31, 1996
       and 1997, respectively:
       Class A common shares,
         exchangeable on a one-for-one
         basis for ICG Common Stock
         at any time                              -                     23,700
       Class A common shares owned
         by ICG                          31,799,056                          -
                                                             -------------------
     Total shares outstanding                                       33,808,200
                                                             ===================

     (b)  Stock Options and Employee Stock Purchase Plan

          In fiscal years 1991, 1992 and 1993, the Company's Board of Directors approved incentive stock option plans and replenishments to those plans which provide for the granting of options to directors, officers, employees and consultants of the Company to purchase 285,000, 724,400 and 1,692,700 shares, respectively, of the Company's Common Stock, with exercise prices between 80% and 100% of the fair value of the shares at the date of grant. A total of 1,849,600 options have been granted under these plans with exercise prices ranging from approximately $2.92 to $14.03. Compensation expense has been recorded for options granted at an exercise price below the fair market value of the Company's Common Stock at the date of grant, pursuant to the provisions of APB 25. The options granted under these plans are subject to various vesting requirements and expire in five and ten years from the date of grant.

          In fiscal years 1994, 1995 and 1996, the three months ended December 31, 1996 and fiscal 1997, the Company's Board of Directors approved incentive and non-qualified stock option plans and replenishments to plans which provide for the granting of options to certain directors, officers and employees to purchase 2,536,000 shares of

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(12) Stockholders' Deficit (continued)

          the Company's Common Stock under the 1994 plan and an aggregate of 2,700,000 shares of the Company's Common Stock under the 1995 and 1996 plans. A total of 5,709,426 options have been granted under these plans at original exercise prices ranging from $7.94 to $27.06, none of which were less than 100% of the fair market value of the shares underlying options on the date of grant, and accordingly, no compensation expense was recorded for these options under APB 25. The options granted under these plans are subject to various vesting requirements and expire in five and ten years from the date of grant.

          In order to continue to provide non-cash incentives and retain key employees, all employee stock options outstanding on April 16, 1997 with exercise prices at or in excess of $15.875 were canceled by the Stock Option Committee of the Company's Board of Directors and regranted with an exercise price of $10.375, the closing price of the Company's Common Stock on the Nasdaq National Market on April 16, 1997. A total of 597,600 options, with original exercise prices ranging from $15.875 to $26.25, were canceled and regranted. There was no effect on the Company's consolidated financial statements as a result of the cancellation and regranting of options.

          In October 1996, the Company established an Employee Stock Purchase Plan whereby employees can elect to designate 1% to 30% of their annual salary, to be used to purchase shares of the Company's Common Stock, up to a limit of $25,000 in Common Stock each year, at a 15% discount to fair market value. Stock purchases will occur four times a year on February 1, May 1, August 1 and November 1, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company is authorized to issue a total of 1,000,000 shares of Common Stock to participants in the plan. During fiscal 1997, the Company sold 109,213 shares of the Company's Common Stock to employees under this plan.

          The Company recorded compensation expense in connection with its stock-based employee and non-employee director compensation plans of $0.2 million and $0.1 million for fiscal 1995 and 1996, respectively, pursuant to the intrinsic value based method of APB 25. Had compensation expense for the Company's plans been determined based on the fair market value of the options at the grant dates for awards

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(12) Stockholders' Deficit (continued)

          under those plans consistent with the provisions of SFAS 123, the Company's pro forma net loss and loss per share would have been as presented below. Pro forma disclosures include the effects of employee and non-employee director stock options granted during fiscal 1995 and 1996, the three months ended December 31, 1996 and fiscal 1997.


                                   Fiscal years ended                Three months ended             Fiscal year ended
                                     September 30,                      December 31,                  December 31,
                           -----------------------------------
                                1995               1996                     1996                          1997
                           ---------------    ----------------    --------------------------    --------------------------
                                                      (in thousands, except per share amounts)
Net loss:
As reported                  $   (76,648)          (184,107)                 (49,823)                    (327,643)
Pro forma                        (82,544)          (186,831)                 (50,819)                    (331,715)

Loss per share - basic
and diluted:
As reported                  $     (3.25)             (6.83)                   (1.56)                      (10.11)
Pro forma                          (3.50)             (6.93)                   (1.60)                      (10.24)


          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected option life of three years for directors, officers and other executives, and two years for other employees, for all periods; expected volatility of 50% for all periods; and risk-free interest rates ranging from 5.03% to 7.42% for fiscal 1995 and 1996 and the three months ended December 31, 1996, and risk-free interest rates ranging from 5.61% to 6.74% for fiscal 1997. Risk-free interest rates, as were currently available on the grant date, were assigned to each granted option based on the zero-coupon rate of U.S. Treasury bills to be held for the same period as the assumed option life. Since the Company does not anticipate issuing any dividends on its Common Stock, the dividend yield was assumed to be zero. The weighted average fair market value of options granted during fiscal 1995 and 1996, the three months ended December 31, 1996 and fiscal 1997 was approximately $4.11, $5.28, $9.42 and $5.75 per option, respectively.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(12) Stockholders' Deficit (continued)

          As options outstanding at December 31, 1997 will continue to vest in subsequent periods, additional options are expected to be awarded under existing and new plans and options granted prior to 1995 have not been considered, the above pro forma results are not necessarily indicative of the impact on net loss and loss per share in future periods.

          The following table summarizes the status of the Company's stock-based compensation plans:


                                                      Shares             Weighted
                                                    underlying            average                  Options
                                                      options           exercise price            exercisable
                                                 -------------------  --------------------  ------------------------
                                                   (in thousands)                               (in thousands)

      Outstanding at October 1, 1994                       1,319        $       6.81                  769
           Granted                                         2,520                9.73
           Exercised                                        (264)               3.32
           Canceled                                         (201)              13.25
                                                 -------------------

      Outstanding at September 30, 1995                    3,374                9.08                  940
           Granted                                         1,322               11.78
           Exercised                                        (248)               7.55
           Canceled                                         (243)              11.12
                                                 -------------------

      Outstanding at September 30, 1996                    4,205                9.77                2,264
           Granted                                           335               18.59
           Exercised                                         (31)               8.95
           Canceled                                          (56)              12.65
                                                 -------------------

      Outstanding at December 31, 1996                     4,453               10.34                2,969
           Granted                                         1,546               13.55
           Exercised                                        (632)               7.54
           Canceled                                         (860)              16.08
                                                 -------------------

      Outstanding at December 31, 1997                     4,507               10.62                3,037
                                                 ===================

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(12) Stockholders' Deficit (continued)

          The following table summarizes information about options outstanding at December 31, 1997:



                                            Options outstanding                            Options exercisable
                          ---------------------------------------------------------  ---------------------------------
                                                  Weighted
                                                  average            Weighted                              Weighted
          Range of                               remaining            average                              average
          exercise             Number           contractual          exercise             Number           exercise
           prices            outstanding            life               price           exercisable          price
      ------------------  ------------------  -----------------  ------------------  -----------------   -------------
                           (in thousands)        (in years)                           (in thousands)

       $4.00  -   6.25              98               4.95            $    4.23                 98           $   4.23
            7.94                 1,550               7.41                 7.94              1,550               7.94
        8.50  -  10.38           1,689               8.35                10.02                607               9.71
       10.50  -  26.88           1,135               7.89                15.26                782              13.70
            27.06                   35               9.77                27.06                  -               -
                          ------------------                                         ------------------
                                 4,507                                                      3,037
                          ==================                                         ==================

     (c)  Warrants

          During fiscal 1995 and 1996, the three months ended December 31, 1996 and fiscal 1997, the Company's warrant activity was as follows:

          (i) During fiscal 1993, the Company issued to a debt holder warrants to purchase 17,067, 3,255 and 11,039 common shares at exercise prices of $6.56, $7.38 and $7.88, respectively. During fiscal 1994, 17,067 warrants were exercised for proceeds of approximately $0.1 million. In addition, during fiscal 1994, the Company issued to the same debt holder additional warrants to purchase 1,989, 15,260 and 3,665 common shares of Holdings-Canada at $21.51, $20.01 and $11.80 per share, exercisable on or before November 10, 1998, March 24, 1999, and July 8, 1999, respectively. An additional 7,725 warrants were issued on July 10, 1995 at an exercise price of $14.50, which expire on July 9, 2000. Also issued on July 10, 1995 were 60,000 additional warrants to an affiliate of the debt holder at an exercise price of $14.50, which expire on July 9, 2000. During the three months ended December 31, 1996, 1,231 of

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(12) Stockholders' Deficit (continued)

               the $7.38 warrants, 4,456 of the $7.88 warrants and 2,215 of the $11.80 warrants were canceled. During fiscal 1997, 2,024 of the $7.38 warrants, 6,583 of the $7.88 warrants, 1,450 of the $11.80 warrants and 17,429 of the $14.50 warrants were exercised in exchange for Holdings-Canada Class A common shares. In addition, 50,296 of the $14.50 warrants were canceled. At December 31, 1997, a total of 17,249 of these warrants remained outstanding.

          (ii) During fiscal 1994, the Company issued to two financial advisors warrants to purchase 75,000 and 200,000 common shares of Holdings-Canada. These warrants have an exercise price of $7.94 and $18.00 and are exercisable for two- and five-year periods, respectively. During fiscal 1995 and 1996, 74,335 and 665 of the 75,000 warrants were exercised for total proceeds of approximately $0.6 million. During the three months ended December 31, 1996, 100,000 of the 200,000 warrants were exercised for proceeds of approximately $1.8 million. At December 31, 1997, 100,000 warrants remained outstanding.

          (iii)Pursuant to a private placement of the Redeemable Preferred Stock and the interim financing arrangement during fiscal 1995, the Company issued 1,895,000 Series A Warrants and 1,375,000 Series B Warrants to purchase an equal number of common shares of Holdings-Canada with exercise prices of $7.94 and $8.73, respectively, which expire on July 14, 2000. During fiscal 1996, the Company repurchased 458,333 each of the Series A and Series B Warrants for $3.21 and $2.52, respectively (see note 10 (c)). In addition, 1,853,334 warrants were exercised in June 1996 through a cashless exercise in which 1,271,651 Holdings-Canada common shares were issued. During fiscal 1997, the remaining 500,000 warrants of the Series A and Series B warrants were exercised in exchange for 346,014 common shares of Holdings-Canada, which were in turn converted into an equal number of shares of ICG Common Stock.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(12) Stockholders' Deficit (continued)

          (iv) In connection with the 1995 Private Offering, the Company issued 1,928,190 warrants to purchase an equal number of common shares of Holdings-Canada. The warrants were exercisable beginning August 8, 1996 at $12.51 per share and expire on August 6, 2005. During fiscal 1997, 71,775 warrants were exercised for total proceeds of approximately $0.9 million and were in turn converted into an equal number of shares of ICG Common Stock. At December 31, 1997, 1,856,415 of these warrants remained outstanding.

     The following table summarizes warrant activity for fiscal 1995 and 1996, the three months ended December 31, 1996 and fiscal 1997:

                                        Outstanding                Price
                                          warrants                 range
                                    -------------------  -----------------------
                                                 (in thousands)
     Outstanding, October 1, 1994             310         $   7.38   -   21.51
     Granted                                5,266             7.94   -   14.50
     Exercised                                (74)                  7.94
                                    -------------------
     Outstanding, September 30, 1995        5,502             7.38   -   21.51
     Exercised                             (1,854)             7.94  -    8.73
     Repurchased                             (917)             2.52  -    3.21
                                    --------------------
     Outstanding, September 30, 1996        2,731              7.38  -   21.51
     Exercised                               (100)                 18.00
     Canceled                                  (8)             7.38  -   11.80
                                    --------------------
     Outstanding, December 31, 1996         2,623              7.38  -   21.51
     Exercised                               (599)             7.38  -   14.50
     Canceled                                 (50)                 14.50
                                    ====================
     Outstanding, December 31, 1997         1,974             12.51  -   21.51
                                    ====================

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(12) Stockholders' Deficit (continued)

     The warrants outstanding on December 31, 1997 expire on the following dates:

                                      Outstanding           Exercise
     Expiration date                    warrants              price
     -----------------             ------------------    ----------------
                                                (in thousands)


     November 10, 1998                        2           $     21.51
     December 17, 1998                      100                 18.00
     March 24, 1999                          15                 20.01
     August 6, 2005                       1,857                 12.51
                                   ==================
                                          1,974
                                   ==================


(13) Sale of Teleports

     In December 1995, the Company received approximately $21.1 million as partial payment for the sale of four of its teleports and certain related assets, and entered into a management agreement with the purchaser whereby the purchaser assumed control of the teleport operations. Upon approval of the transaction by the Federal Communications Commission ("FCC"), the Company completed the sale in March 1996 and received an additional $0.4 million due to certain closing adjustments, for total proceeds of $21.5 million. The Company recognized a loss of approximately $1.1 million on the sale. Revenue associated with these operations was approximately $9.1 million and $2.5 million for fiscal 1995 and 1996, respectively. The Company has reported results of operations from these assets through December 31, 1995.

(14) Commitments and Contingencies

     (a)  Network Construction

          In March 1996, the Company and Southern California Edison Company ("SCE") jointly entered into a 25-year agreement under which the Company will lease 1,258 miles of fiber optic cable in Southern California, and can install up to 500 additional miles of fiber optic cable. This network, which will be maintained and operated primarily by the Company, stretches from Los Angeles to southern Orange County. Under the terms of this agreement, SCE will be entitled to receive an annual fee for

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(14) Commitments and Contingencies (continued)

          ten years, certain fixed quarterly payments, a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under the agreement totaled approximately $144.7 million at December 31, 1997. The agreement has been accounted for as a capital lease in the accompanying consolidated balance sheets.

          In May 1997, the Company entered into a long-term agreement with The Southern Company ("Southern") that will permit the Company to construct a 100-mile fiber optic network in the Atlanta metropolitan area. The Company paid $5.5 million upon execution of the agreement and is responsible for reimbursement to Southern for costs of network design, construction, installation, maintenance and repair. Additionally, the Company is also required to pay Southern a quarterly fee based on specified percentages of the Company's revenue derived from services provided over this network. Network construction on the initial 43-mile build is expected to be completed by May of 1998. The Company estimates costs to complete the initial build to be approximately $5.2 million. Other than the initial $5.5 million payment, no costs have been incurred as of December 31, 1997.

          In January 1997, the Company announced the formation of ChoiceCom, a strategic alliance between the Company and CSW, which is expected to develop and market telecommunications services in certain cities in Texas. CSW holds 100% of the partnership interest in ChoiceCom and the Company has an option to purchase a 50% interest at any time prior to July 1, 2003. Subsequent to July 1, 1999, if the Company has not exercised its option, CSW will have the right to sell, at price pursuant to the terms of the limited partnership agreement, either 51% or 100% of the partnership interest in ChoiceCom to the Company. Additionally, the Company has committed to loan $15.0 million to ChoiceCom under two promissory notes, of which $10.0 million was advanced as of December 31, 1997 and the remaining $5.0 million was advanced during the first quarter of fiscal 1998.

          In June 1997, the Company entered into an indefeasible right of use ("IRU") agreement with Qwest Communications Corporation ("Qwest") for approximately 1,800 miles of fiber optic network and additional broadband capacity in California, Colorado, Ohio and the Southeast. Network construction is ongoing and is expected to be complete by December 1998. The Company is responsible for payment on the construction as segments of the network are completed and has incurred

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(14) Commitments and Contingencies (continued)

          approximately $8.0 million as of December 31, 1997, with total costs anticipated to be approximately $35.0 million. Additionally, the Company has committed to purchase $6.0 million in network capacity from Qwest prior to the end of 1998.

     (b)  Company Headquarters

          During the three months ended December 31, 1996, the Company acquired property for its new headquarters and commenced construction of an office building that will accommodate most of the Company's Colorado operations. The total cost of the project is expected to be approximately $44.2 million, of which $29.4 million had been incurred as of December 31, 1997 and is included in construction in progress. In January 1998, the Company sold the substantially completed building to a third party and entered into an agreement to lease back all of the office space under a 15-year operating lease which includes two ten-year renewal terms.

     (c)  Other Commitments

          As part of the terms of the original purchase agreement, the Company was obligated to purchase, at fair market value, all of the shares of Maritime Telecommunications Network, Inc. ("MTN"), a 64% owned subsidiary of the Company, that were owned by the minority shareholders, upon demand of the minority shareholders, if a transaction was not effected which converted the minority shares into publicly traded securities or cash by January 3, 1998. As of the
          current   date,   no  such  demand  has  been  made  by  the  minority
          shareholders.

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

          Additionally,  the Company has entered  into  certain  commitments  to
          purchase   capital   assets  with  an  aggregate   purchase  price  of
          approximately  $19.5 million at December 31, 1997.

ICG COMMUNICATIONS,
INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(14) Commitments and Contingencies (continued)

     (d)  Leases

          The Company leases office space and equipment under non-cancelable operating leases. Lease expense was approximately $2.8 million, $5.1 million, $1.3 million and $11.8 million for fiscal 1995 and 1996, the three months ended December 31, 1996 and fiscal 1997, respectively. Estimated future minimum lease payments for the years subsequent to December 31, 1997 are (in thousands):

          Due December 31:
            1998                              $12,765
            1999                                9,563
            2000                                8,536
            2001                                8,003
            2002                                6,292
            Thereafter                         53,631
                                          =================
                                           $   98,790
                                          =================

     (e)  Reciprocal Compensation

          The Company has recorded revenue of approximately $4.9 million for fiscal 1997 for reciprocal compensation relating to the transport and termination of local traffic to Internet service providers from customers of incumbent local exchange carriers pursuant to various interconnection agreements. These local exchange carriers have not paid most of the bills they have received from the Company and have disputed substantially all of these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal laws and public policies. The resolution of these disputes will be based on rulings by state public utility commissions and/or by the FCC. To date, there have been favorable rulings from 15 states and no unfavorable final rulings by any state public utilities commission or the FCC that would indicate that calls placed by end users to Internet service providers would not qualify as local traffic subject to the payment of reciprocal compensation. While the Company believes that all revenue recorded through December 31, 1997 is collectible and that future reciprocal compensation revenue will be realized, there can be no assurance that such future regulatory rulings will be favorable to the Company.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(14) Commitments and Contingencies (continued)

     (f)  Litigation

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

          The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(15) Income Taxes

     The components of income tax benefit for fiscal 1996 are as follows (in thousands):

    Current income tax expense                 $    (198)
    Deferred income tax benefit                     5,329
                                            ---------------------
      Total                                    $    5,131
                                            =====================

     Current income tax expense for fiscal 1996 represents state income tax relating to operations of companies in states requiring separate entity tax returns. Accordingly, these entities' taxable income cannot be offset by the Company's net operating loss carryforwards. No income tax expense or benefit was recorded in fiscal 1995, the three months ended December 31, 1996 or fiscal 1997.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(15) Income Taxes (continued)

     During fiscal 1996, the deferred tax liability was adjusted for the effects of certain changes in estimated lives of property and equipment as discussed in note 2 (j). As a result, the Company recognized an income tax benefit of $5.3 million.

     Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate to loss before income taxes primarily because the Company has not recognized the income tax benefit of certain of its net operating loss carryforwards and other deferred tax assets due to the uncertainty of realization.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1997 are as follows:


                                                                                    December 31,
                                                                      --------------------------------------
                                                                             1996               1997
                                                                      -------------------  -----------------
                                                                                   (in thousands)
     Deferred income tax liabilities:
       Property and equipment, due to excess
         purchase price of tangible assets and
         differences in depreciation for book and
         tax purposes                                                  $       14,106            6,254
                                                                      -------------------   ----------------

     Deferred income tax assets:
       Net operating loss carryforwards                                       (68,740)        (141,185)
       Accrued interest on high yield debt obligations
         deductible when paid                                                 (32,873)         (72,330)
       Accrued expenses not currently deductible for
         tax purposes                                                          (2,031)          (7,968)
       Less valuation allowance                                                89,538          215,229
                                                                      -------------------   -----------------
       Net deferred income tax asset                                          (14,106)          (6,254)
                                                                      --------------------  -----------------
       Net deferred income tax liability                                $           -                -
                                                                      ===================   =================

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(15) Income Taxes (continued)

     As of December 31, 1997, the Company has net operating losses ("NOLs") of approximately $353.0 million for U.S. tax purposes which expire in varying amounts through 2012. However, due to the provisions of Section 382,
     Section 1502 and certain other provisions of the Internal Revenue Code (the "Code"), the utilization of these NOLs will be limited. The Company is also subject to certain state income tax laws, which will also limit the utilization of NOLs.

     A valuation allowance has been provided for the deferred tax asset relating to the Company's NOLs, as management cannot determine when the Company will generate future taxable income.

(16) Employee Benefit Plans

     The Company has established salary reduction savings plans under Section 401(k) of the Code which the Company administers for participating employees. All full-time employees are covered under the plan after meeting minimum service and age requirements. The Company makes a matching contribution of its Common Stock (up to

(16) Employee Benefit Plans (continued)

     a maximum of 6% of an employee's eligible earnings) which totaled approximately $0.5 million, $1.2 million, $0.5 million and $3.0 million during fiscal 1995 and 1996, the three months ended December 31, 1996 and fiscal 1997, respectively.

(17) Significant Customer

     During fiscal 1995, the Company had revenue from a single customer which comprised 11% of total revenue and accounts receivable which comprised 8% of the total accounts receivable balance at September 30, 1995. There were no customers which accounted for greater than 10% of revenue or accounts receivable as of, or for the respective periods ended September 30, 1996, December 31, 1996 or 1997.

(18) Summarized Financial Information of ICG Holdings, Inc.

     As discussed in note 10, the 11 5/8% Notes issued by Holdings during 1997 are guaranteed by ICG. The 12 1/2% Notes and 13 1/2% Notes issued by Holdings during fiscal 1996 and 1995, respectively, are also guaranteed by ICG and Holdings-Canada. The separate complete financial statements of Holdings have not been included herein because such disclosure is not considered to be significant to the holders of the 11 5/8% Notes, the 12 1/2% Notes and the 13 1/2% Notes. However, summarized combined financial information for Holdings and subsidiaries and affiliates is as follows:

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(18) Summarized Financial Information of ICG Holdings, Inc. (continued)

                Summarized Consolidated Balance Sheet Information

                                                    December 31,
                                     ---------------------------------------
                                           1996                 1997
                                     ------------------   ------------------
                                                  (in thousands)

     Current assets                    $     449,059             215,817
     Property and equipment, net             403,676             632,167
     Other non-current assets, net            88,439             122,768
     Current liabilities                      87,423              98,351
     Long-term debt, less current portion    690,293             890,503
     Due to parent                            11,485              30,970
     Other long-term liabilities              73,113              66,939
     Preferred stock                         159,120             292,442
     Stockholders' deficit                   (80,260)           (408,453)

  Summarized Consolidated and Combined Statement of Operations Information (a)

                                  Fiscal years ended                Three months ended           Fiscal year ended
                                     September 30,                     December 31,                 December 31,
                           ---------------------------------  --------------------------------
                                 1995             1996            1995              1996                1997
                           ---------------  ---------------- ----------------  ---------------  ----------------------
                                                               (unaudited)
                                                                 (in thousands)

Total revenue                 $ 111,610           169,094        35,399           56,956                273,354
Total operating costs
  and expenses                  157,384           238,908        50,296           83,934                465,517
Operating loss                  (45,774)          (69,814)      (14,897)         (26,978)              (192,163)
Net loss                        (68,760)         (172,687)      (34,281)         (49,750)              (328,193)

     (a) Holdings-Canada's 51% interest in FOTI was contributed to Holdings effective in February 1995 (the remaining 49% was purchased in January
          1996) and, accordingly, FOTI's operations have been included in the consolidated amounts subsequent to that date.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(19) Financial Information of ICG Holdings (Canada), Inc.

     Condensed financial information for Holdings-Canada only is as follows:

                       Condensed Balance Sheet Information

                                                  December 31,
                                  ---------------------------------------------
                                           1996                     1997
                                  ---------------------   ---------------------
                                                 (in thousands)

     Current assets                 $          165                    162
     Advances to subsidiaries               11,485                 30,790
     Non-current assets, net                 2,793                  3,800
     Current liabilities                       199                    107
     Long-term debt, less current portion       65                     65
     Due to parent                           1,566                 22,342
     Preferred stock                       127,729                      -
     Share of losses of subsidiary          80,260                408,453
     Shareholders' deficit                 (67,647)              (396,035)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(19) Financial Information of ICG Holdings (Canada), Inc. (continued)


                  Condensed Statement of Operations Information

                                       Fiscal years ended           Three months ended December        Fiscal year ended
                                         September 30,                          31,                      December 31,
                                ---------------------------------  -------------------------------
                                       1995            1996             1995            1996                 1997
                                -----------------  --------------  ---------------  --------------   ----------------------
                                                                    (unaudited)
                                                                  (in thousands)
  Total revenue                 $            -                -               -                -                   -
  Total operating costs
    and expenses                         1,309            3,438             361               73                 195
  Operating loss                        (1,309)          (3,438)           (361)             (73)               (195)
  Losses from subsidiaries             (68,760)        (172,687)        (34,281)         (49,750)           (328,193)
  Net loss attributable to
    common shareholders                (76,648)        (184,107)        (34,642)         (49,823)           (328,388)



(20) Summarized Financial Information of ICG Funding, LLC

     As discussed in note 11, the 6 3/4% Preferred Securities issued by ICG Funding during fiscal 1997 are guaranteed by ICG. The separate complete financial statements of ICG Funding have not been included herein because such disclosure is not considered to be significant to the holders of the 6 3/4% Preferred Securities. For fiscal 1997, the statement of operations of ICG Funding included only the preferred dividends paid and accrued on the 6 3/4% Preferred Securities and interest income earned on the proceeds from the offering of such securities. The summarized balance sheet information for ICG Funding is as follows:

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(20) Summarized Financial Information of ICG Funding, LLC (continued)

                      Summarized Balance Sheet Information

                                                           December 31,
                                                               1997
                                                    -------------------------
                                                          (in thousands)

     Cash, cash equivalents and short-term
       investments available for sale                    $      94,182
     Other current assets                                           19
     Restricted cash                                            38,749
     Dividends payable                                           1,116
     Due to parent                                               4,642
     Preferred securities                                      127,729
     Member deficit                                               (537)

(21) Condensed  Financial  Information  of  ICG  Communications,   Inc.  (Parent
     company)

     The primary asset of ICG is its investment in Holdings-Canada. Certain corporate expenses of the parent company are included in ICG's statement of operations and were approximately $1.2 million for fiscal 1997. At December 31, 1997, ICG had no operations other than those of ICG Funding, Holdings-Canada and its subsidiaries.

                          FINANCIAL STATEMENT SCHEDULE





ICG Communications, Inc.                                              Page


Independent  Auditors' Report . . . . . . . . . . . . . . . . . .      S-1

Schedule II:  Valuation and  Qualifying  Accounts . . . . . . . .      S-2

                          Independent Auditors' Report




The Board of Directors and Stockholders
ICG Communications, Inc.:


Under the date of February 19, 1998, we reported on the consolidated balance sheets of ICG Communications, Inc. and subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders= equity (deficit) and cash flows for the fiscal years ended September 30, 1995 and 1996, the three months ended December 31, 1996, and the fiscal year ended December 31, 1997 as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

As explained in note 2 to the consolidated financial statements, during the fiscal year ended September 30, 1996, the Company changed its method of accounting for long-term telecom services contracts.




                                                       KPMG Peat Marwick LLP


Denver, Colorado
February 19, 1998

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES                                                     Schedule II

Valuation and Qualifying Accounts
-------------------------------------------------------------------------------


                                                                     Additions
                                                            -----------------------------
                                               Balance at    Charged to     Charged to                      Balance at
                                               beginning      costs and        other                          end of
Description                                     of period     expenses        accounts     Deductions         period
---------------------------------------------  ------------ --------------  -------------  --------------  -------------
                                                                          (in thousands)
Allowance for uncollectible trade receivables:

    Fiscal year ended September 30, 1995       $   1,061        2,360                -         (1,204)          2,217
                                              ------------- --------------  -------------  --------------  -------------

    Fiscal year ended September 30, 1996       $   2,217        1,585                -         (1,293)          2,509
                                              ------------- --------------  -------------  --------------  -------------

    Three months ended December 31, 1996       $   2,509          914                -           (908)          2,515
                                              ------------- --------------  -------------  --------------  -------------

    Fiscal year ended December 31, 1997        $   2,515        4,003                -         (1,142)          5,376
                                              ------------- --------------  -------------  --------------  -------------

Allowance for uncollectible note receivable:

    Fiscal year ended September 30, 1995       $       -          175                -              -             175
                                               ------------- --------------  -------------  --------------  -------------

    Fiscal year ended September 30, 1996       $      175       7,100                -              -           7,275
                                              ------------- --------------  -------------  --------------  -------------

    Three months ended December 31, 1996       $    7,275           -                -              -            7,275
                                              ------------- --------------  -------------  --------------  -------------

    Fiscal year ended December 31, 1997        $   7,275            -                -           3,975           3,300
                                              ------------- --------------  -------------  --------------  -------------

Allowance for investment impairment:

    Fiscal year ended September 30, 1995       $       -        2,000                -              -            2,000
                                              ------------- --------------  -------------  --------------  -------------

    Fiscal year ended September 30, 1996       $   2,000            -                -              -            2,000
                                              -------------- -------------   -------------  -------------- -------------

    Three months ended December 31, 1996       $   2,000            -                -              -            2,000
                                              ------------- --------------  -------------  --------------  -------------

    Fiscal year ended December 31, 1997        $   2,000        5,170                -           2,000          5,170
                                              ------------- --------------  -------------  --------------  -------------

                                     See accompanying independent auditors'report.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS



21:           Subsidiaries of the Registrant.

23.1:         Consent of KPMG Peat Marwick LLP.

27:           Financial Data Schedule.

10.46:        Amendment No. 1 to the ICG Communications, Inc. 1996 Stock
              Option Plan.

10.51: Employment Agreement, dated June 1, 1997, between NETCOM On-Line Communication Services, Inc. and David W. Garrison.

10.52a: Purchase Agreement between ICG Holdings, Inc. and TriNet Corporate Realty Trust, Inc., dated December 9, 1997.

10.52b: First Amendment to Purchase Agreement, by and between ICG Holdings, Inc. and TriNet Essential Facilities X, Inc., dated January 15, 1998.

10.52c: Assignment of Purchase Agreement, by and between TriNet Corporate Realty Trust, Inc., dated January 15, 1998.

10.52d: Commercial Lease - Net between TriNet Essential Facilities X, Inc. and ICG Holdings, Inc., dated January 15, 1998.

10.52e: Continuing Lease Guaranty, by ICG Communications, Inc. to TriNet Essential Facilities X, Inc., dated January 20, 1998.

10.52f: Continuing Lease Guaranty, by ICG Holdings (Canada), Inc. to TriNet Essential Facilities X, Inc., dated January 20, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                              ICG Communications, Inc.

                              By:  /s/J. Shelby Bryan
                                   J. Shelby Bryan
                                   President, Chief Executive Officer
                                   and Director

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:


Signature                        Title                              Date

/s/William J. Laggett    Chairman of the Board of Directors      March 30, 1998
-----------------------
William J. Laggett
                         President, Chief Executive Officer and
/s/J. Shelby Bryan       Director (Principal Executive Officer)  March 30, 1998
-----------------------
J. Shelby Bryan
                         Executive Vice President and Chief
                         Financial Officer (Principal Financial
/s/James D. Grenfell     Officer)                                March 30, 1998
-----------------------
James D. Grenfell
                         Vice President and Corporate Controller
/s/Richard Bambach      (Principal Accounting Officer)           March 30, 1998
-----------------------
Richard Bambach

/s/David W. Garrison     Director                                March 30, 1998
-----------------------
David W. Garrison

/s/Harry R. Herbst       Director                                March 30, 1998
-----------------------
Harry R. Herbst

/s/Leontis Teryazos      Director                                March 30, 1998
-----------------------
Leontis Teryazos

/s/Walter Threadgill     Director                                March 30, 1998
-----------------------
Walter Threadgill

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1997.

                              ICG Funding, LLC

                              By: ICG Communications, Inc.
                                  Common Member and Manager

                              By: /s/James D. Grenfell
                                  James D. Grenfell
                                  Executive Vice President and
                                  Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                              ICG Holdings (Canada), Inc.

                              By:  /s/J. Shelby Bryan
                                   J. Shelby Bryan
                                   President, Chief Executive Officer
                                   and Director

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature                   Title                                     Date

/s/William J. Laggett    Chairman of the Board of Directors      March 30, 1998
-----------------------
William J. Laggett
                         President, Chief Executive Officer and
/s/J. Shelby Bryan       Director (Principal Executive Officer)  March 30, 1998
-----------------------
J. Shelby Bryan
                         Executive  Vice President and Chief
/s/James D. Grenfell     Financial  Officer(Principal Financial  March 30, 1998
-----------------------  Officer)
James D. Grenfell
                         Vice President and Corporate Controller
/s/Richard Bambach       (Principal Accounting Officer)          March 30, 1998
-----------------------
Richard Bambach

                         Director
-----------------------
Harry R. Herbst

/s/Gregory C.K. Smith    Director                                March 30, 1998
-----------------------
Gregory C.K. Smith

/s/Leontis Teryazos      Director                                March 30, 1998
-----------------------
Leontis Teryazos

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1997.

                              ICG Holdings, Inc.

                              By:  /s/J. Shelby Bryan
                                   J. Shelby Bryan
                                   Chairman of the Board of Directors,
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature                 Title                                        Date

                         Chairman of the Board of Directors,
                         President and Chief Executive Officer
/s/J. Shelby Bryan       (Principal Executive Officer)           March 30, 1998
-----------------------
J. Shelby Bryan
                         Executive Vice President, Chief Financial
                         Officer and Director(Principal Financial
/s/James D. Grenfell     Officer)                                March 30, 1998
-----------------------
James D. Grenfell
                         Vice President and Corporate Controller
/s/Richard Bambach       (Principal Accounting Officer)          March 30, 1998
-----------------------
Richard Bambach
                         Executive Vice President - Network and
/s/John Kane             Director                                Marc 30, 1998
-----------------------
John Kane
                         Executive Vice President - Strategic
/s/Marc E. Maassen       Planning and Director                   March 30, 1998
-----------------------
Marc E. Maassen
                         Executive Vice President - Telecom
/s/Sheldon S. Ohringer   and Director                            March 30, 1998
-----------------------
Sheldon S. Ohringer