Form 10-Q
period 1998-03-31
ICG COMMUNICATIONS INC
filed 1998-05-12
CIK 1013240

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

X  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

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
                               ICG HOLDINGS, INC.
           (Exact names of registrants as specified in their charters)

----------------------------------------- -------------------------------------
Delaware                                   84-1342022
Delaware                                   84-1434980
Canada                                     Not applicable
Colorado                                   84-1158866
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)
----------------------------------------- -------------------------------------
161 Inverness Drive West                   Not applicable
Englewood, Colorado 80112

161 Inverness Drive West                   Not applicable
Englewood, Colorado 80112

1710-1177 West Hastings Street             c/o ICG Communications, Inc.
Vancouver, BC V6E 2L3                      161 Inverness Drive West
                                           P.O. Box 6742
                                           Englewood, Colorado 80155-6742

161 Inverness Drive West                   Not applicable
Englewood, Colorado 80112
(Address of principal executive offices)   (Address of U.S. agent for service)
----------------------------------------- -------------------------------------
Registrants' telephone numbers, including area codes: (888) 424-1144 or
                                                      (303) 414-5000


     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   X Yes   No

     The number of registrants' outstanding common securities as of May 11, 1998 were 44,841,233, 1, 31,831,558 and 1,918, respectively. ICG Communications, Inc. owns all of the issued and outstanding common securities of ICG Funding, LLC. ICG Holdings (Canada), Inc. owns all of the issued and outstanding common shares of ICG Holdings, Inc.

                                TABLE OF CONTENTS




PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
     ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . .     3
              Consolidated  Balance  Sheets as of  December  31,
                 1997 and March 31, 1998  (unaudited). . . . . . . . . .     3
              Consolidated  Statements  of Operations (unaudited)
                 for the Three Months Ended March 31, 1997  and 1998 . .     5
              Consolidated Statement of Stockholders' Deficit (unaudited)
                 for the Three Months Ended March 31, 1998 . . . . . . .     6
              Consolidated Statements of Cash Flows (unaudited) for the
                 Three Months Ended March 31, 1997 and 1998 .  . . . . .     7
              Notes to Consolidated Financial Statements (unaudited) . .     9

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . .    20


PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30
     ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .   30
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . .   30
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . .   30
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS   . .   30
     ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .   30
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .   30
              Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . .   30
              Reports on Form 8-K   . . . . . . . . . . . . . . . . . . .   31

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                December 31, 1997 and March 31, 1998 (unaudited)


                                                                        December 31,          March 31,
                                                                            1997                 1998
                                                                         ----------------    -----------------
                                                                                     (in thousands)
         Assets
            Current assets:
         Cash and cash equivalents                                      $    182,202             494,215
         Short-term investments available for sale                           112,281              29,000
         Receivables:
            Trade, net of allowance of $7,004 and $9,484 at
               December 31, 1997 and March 31, 1998, respectively
               (note 6)                                                       61,439              67,935
            Revenue earned, but unbilled                                       8,599              11,066
            Due from affiliate                                                 9,384               5,597
            Other                                                              1,696               1,623
                                                                       ----------------    -----------------
                                                                              81,118              86,221

         Inventory                                                             4,242               4,501
         Prepaid expenses and deposits                                        14,097              11,887
                                                                       ----------------    -----------------

            Total current assets                                             393,940             625,824
                                                                       ----------------    -----------------

      Property and equipment                                                 861,411             904,524
         Less accumulated depreciation                                      (156,299)           (175,407)
                                                                       ----------------    -----------------
            Net property and equipment                                       705,112             729,117
                                                                       ----------------    -----------------

      Long-term notes receivable from affiliate and others, net               10,375              15,318
      Restricted cash                                                         24,649              22,756
      Other assets, net of accumulated amortization:
         Goodwill                                                             77,562              74,869
         Deferred financing costs                                             23,196              32,045
         Deferred subscriber acquisition costs                                 3,115               3,551
         Transmission and other licenses                                       6,031               6,017
         Other                                                                10,531              22,951
                                                                       ----------------    -----------------
                                                                             120,435             139,433
                                                                       ================    =================

                                                                        $  1,254,511           1,532,448
                                                                       ================    =================
                                                                                              (Continued)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES



                                                                          December 31,             March 31,
                                                                              1997                    1998
                                                                        ------------------     -------------------
                                                                                      (in thousands)
Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable                                                     $      38,457                 63,829
   Accrued liabilities                                                         71,678                 72,239
   Deferred revenue                                                            10,219                 12,583
   Current portion of capital lease obligations                                 8,128                  7,752
   Current portion of long-term debt (note 3)                                   1,784                  7,534
                                                                        ------------------     -------------------
      Total current liabilities                                               130,266                163,937
                                                                        ------------------     -------------------

Capital lease obligations, less current portion                                70,489                 69,641
Long-term debt, net of discount, less current portion (note 3)                890,568              1,216,860
                                                                        ------------------     -------------------

   Total liabilities                                                        1,091,323              1,450,438
                                                                        ------------------     -------------------

Redeemable  preferred  stock of subsidiary ($301.2 million and
   $311.9 million liquidation value at December 31, 1997 and
   March 31, 1998, respectively) (note 3)                                     292,442                303,326
Company-obligated mandatorily redeemable preferred securities of subsidiary limited liability company which holds solely
   Company preferred stock ($133.4 million liquidation value at
   December 31, 1997 and March 31, 1998) (note 3)                             127,729                127,748

Stockholders' deficit:
   Common stock (note 4)                                                          749                    755
   Additional paid-in capital                                                 533,541                543,104
   Accumulated deficit                                                       (791,417)              (893,172)
   Accumulated other comprehensive income                                         144                    249
                                                                        ------------------     -------------------
      Total stockholders' deficit                                            (256,983)              (349,064)
                                                                        ------------------     -------------------

Commitments and contingencies (note 6)
                                                                         $  1,254,511              1,532,448
                                                                        ==================     ===================

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (unaudited)
                   Three Months Ended March 31, 1997 and 1998


                                                                            Three months ended March 31,
                                                                       ---------------------------------------
                                                                             1997                 1998
                                                                       -----------------    ------------------
                                                                        (in thousands, except per share data)
Revenue:
   Telecom services                                                    $      38,280               64,742
   Internet services                                                          39,005               40,534
   Network services                                                           17,987               11,431
   Satellite services (note 5)                                                 6,783                8,949
                                                                       -----------------    ------------------
      Total revenue                                                          102,055              125,656

Operating costs and expenses:
   Operating costs                                                            82,952               93,519
   Selling, general and administrative expenses                               50,576               57,848
   Depreciation and amortization                                              19,766               22,556
   Net (gain) loss on disposal of long-lived assets                             (641)                 505
   Provision for impairment of long-lived assets                                   -                1,860
   Merger costs                                                                    -                9,367
                                                                       -----------------    ------------------
      Total operating costs and expenses                                     152,653              185,655

      Operating loss                                                         (50,598)             (59,999)

Other income (expense):
   Interest expense                                                          (25,182)             (34,884)
   Interest income                                                             6,098                6,649
   Other, net                                                                   (550)                (316)
                                                                       -----------------    ------------------
                                                                             (19,634)             (28,551)
                                                                       -----------------    ------------------

Loss before income taxes and minority interest                               (70,232)             (88,550)
Income tax expense                                                                (7)                 (13)
                                                                       -----------------    ------------------
Loss before minority interest                                                (70,239)             (88,563)
Minority interest in share of losses, net of accretion and
  preferred dividends on preferred securities of subsidiaries                 (5,753)             (13,192)
                                                                       =================    ==================
     Net loss                                                          $                         (101,755)
                                                                             (75,992)
                                                                       =================    ==================

Other comprehensive income (loss):
   Foreign currency translation adjustment                                      (378)                 105
   Unrealized loss on investment securities                                     (221)                   -
                                                                       -----------------    ------------------
     Other comprehensive (loss) income                                          (599)                 105

       Comprehensive loss                                              $     (75,393)            (101,650)
                                                                       =================    ==================

Net loss per share - basic and diluted (note 4)                        $       (1.81)               (2.30)
                                                                       =================    ==================
Weighted average number of shares outstanding - basic and
   diluted (note 4)                                                           42,003               44,311
                                                                       =================    ==================

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Deficit (unaudited)
                        Three Months Ended March 31, 1998


                                                                                              Accumulated
                                                             Additional                          other           Total
                                          Common stock         paid-in       Accumulated     comprehensive   stockholders'
                                         Shares    Amount      capital         deficit          income          deficit
                                      ----------- ---------- ------------- ---------------- ---------------- --------------
                                                                      (in thousands)

Balances at January 1, 1998             43,974      $   749     533,541        (791,417)           144           (256,983)
   Shares issued for cash by ICG
     Funding,LLC, net of selling costs     127            1       3,384               -              -              3,385
   Shares issued for cash in connection
     with the exercise of options and
     warrants                              523            5       4,831               -              -              4,836
   Shares issued for cash in connection
     with employee stock purchase plan      21            -         884               -              -                884
   Shares issued as contribution to
     401(k)plan                             19            -         464               -              -                464
   Cumulative foreign currency
     translation adjustment                  -            -           -               -            105                105
   Net loss                                  -            -           -        (101,755)             -           (101,755)
                                      =========== ========== ============= ================ ================ ==============
Balances at March 31, 1998              44,664      $   755     543,104        (893,172)           249           (349,064)
                                      =========== ========== ============= ================ ================ ==============

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)
                   Three Months Ended March 31, 1997 and 1998


                                                                                       Three months ended March 31,
                                                                                    -----------------------------------
                                                                                         1997                1998
                                                                                    ---------------     ---------------
                                                                                                (in thousands)
Cash flows from operating activities:
      Net loss                                                                      $     (75,992)           (101,755)
      Adjustments to reconcile net loss to net cash used by operating activities:
         Minority interest in share of losses, net of accretion and non-cash
            preferred dividends on preferred securities of subsidiaries                     5,753              10,960
         Depreciation and amortization                                                     19,766              22,556
         Interest expense deferred and included in long-term debt, net of amounts
            capitalized on assets under construction                                       22,621              28,885
         Amortization of deferred financing costs included in interest expense                643                 701
         Contribution to 401(k) plan through issuance of common shares                        533                 464
         Net (gain) loss on disposal of long-lived assets                                    (641)                505
         Provision for impairment of long-lived assets                                          -               1,860
         Change in operating assets and liabilities:
             Receivables                                                                    5,119              (5,103)
             Inventory                                                                        226                (259)
             Prepaid expenses and deposits                                                    674               2,210
             Deferred subscriber acquisition costs                                         (1,263)             (2,048)
             Accounts payable and accrued liabilities                                       4,601              21,952
             Deferred revenue                                                                 675               2,364
                                                                                    ---------------     ---------------
                Net cash used by operating activities                                     (17,285)            (16,708)
                                                                                    ---------------     ---------------
Cash flows from investing activities:
      Decrease (increase) in long-term notes receivable from affiliate and others              71              (4,943)
      Acquisition of property, equipment and other assets                                 (60,634)            (71,268)
      Payments for construction of new headquarters                                        (3,584)             (4,944)
      Proceeds from disposition of property, equipment and other assets                     1,373                 353
      Proceeds from sale of new headquarters, net of selling and other costs                    -              26,859
      Sale of short-term investments                                                          854              83,281
      Decrease in restricted cash                                                             401               1,893
                                                                                    ---------------     ---------------
         Net cash (used) provided by investing activities                                 (61,519)             31,231
                                                                                    ---------------     ---------------
Cash  flows from financing activities:
      Proceeds from issuance of common stock:
         Sales by ICG Funding, LLC                                                              -               3,385
         Exercise of options and warrants                                                     250               4,836
         Employee stock purchase plan                                                         807                 884
      Proceeds from issuance of subsidiary preferred stock, net of issuance costs          96,000                   -
      Proceeds from issuance of long-term debt                                            101,486             300,571
      Deferred long-term debt issuance costs                                               (3,543)             (9,575)
      Principal payments on capital lease obligations                                     (18,290)             (2,215)
      Principal payments on short-term debt                                                     -                  (1)
      Principal payments on long-term debt                                                   (417)               (412)
                                                                                    ---------------     ---------------
         Net cash provided by financing activities                                        176,293             297,473
                                                                                    ---------------     ---------------
         Net increase in cash and cash equivalents                                         97,489             311,996
         Effect of exchange rates on cash                                                       1                  17
Cash and cash equivalents, beginning of period                                            433,342             182,202
                                                                                    ===============     ===============
Cash and cash equivalents, end of period                                            $     530,832             494,215
                                                                                    ===============     ===============
                                                                                                            (Continued)


                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                                                       Three months ended March 31,
                                                                                    -----------------------------------
                                                                                         1997                1998
                                                                                    ----------------     --------------
                                                                                              (in thousands)
Supplemental disclosure of cash flow information:

      Cash paid for interest                                                        $         1,918           2,298
                                                                                    ================     ==============
      Cash paid for income taxes                                                    $             7              13
                                                                                    ================     ==============

Supplemental schedule of non-cash financing and investing activity - assets
      acquired under capital leases                                                 $         3,225             991
                                                                                    ================     ==============

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                December 31, 1997 and March 31, 1998 (unaudited)


(1)  Organization and Basis of Presentation

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

     On January 21, 1998, the Company completed a merger with NETCOM On-Line Communication Services, Inc. ("NETCOM"). At the effective time of the merger, each outstanding share of NETCOM common stock, $.01 par value, became automatically convertible into shares of ICG common stock, $.01 par value ("ICG Common Stock"), at an exchange ratio of 0.8628 shares of ICG Common Stock per NETCOM common share. The business combination has been accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the operations of NETCOM for all historical periods presented. NETCOM was incorporated in the state of California in August 1992 and reincorporated in the state of Delaware in October 1994. On January 23, 1998, the Company formed ICG Services, Inc., a Delaware corporation and wholly owned subsidiary of ICG ("ICG Services"). ICG Services is the parent company of NETCOM. ICG and its subsidiaries, including ICG Services and NETCOM, are collectively referred to as the "Company."

     The Company's principal business activity is telecommunications services, including Telecom Services, Internet Services, Network Services and, for the periods presented in the consolidated financial statements, Satellite Services. Telecom Services consists primarily of the Company's competitive local exchange carrier operations which provide services to business end users and long distance carriers and resellers. Internet Services consists of the operations of NETCOM which includes Internet access, World Wide Web (the "Web") site hosting services and other value-added connectivity services, which are primarily targeted to small and medium-sized business customers in the United States, Canada and the United Kingdom. Network Services supplies information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end users, including Fortune 1000 firms and other large businesses and telecommunications companies. Satellite Services provides satellite voice and data services to major cruise ship lines, the commercial shipping industry, yachts, the U.S. Navy and offshore oil platforms. To better focus its efforts on its core Telecom Services unit, the Company entered into definitive agreements on April 1, 1998 to sell the capital stock of the two main subsidiaries within its Satellite Services operations.

     (a)  Reference to Annual Reports and Basis of Presentation

          The accompanying consolidated financial statements give retroactive effect to the merger of ICG and NETCOM on January 21, 1998, which has been accounted for as a pooling of interests, and includes the accounts of NETCOM and its subsidiaries as of the end of and for the periods presented.

                    ICG COMMUNICATIONS INC. AND SUBSIDIARIES

(1)  Organization and Basis of Presentation (continued)

          These financial statements should be read in conjunction with ICG's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and NETCOM's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1996, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

     (b)  Deferred Subscriber Acquisition Costs

          The Company expenses the costs of advertising as incurred, except direct response advertising expenses relating to Internet services which are included in deferred subscriber acquisition costs. Subscriber acquisition costs are deferred and amortized over a period determined by calculating the ratio of current revenue related to the direct response advertising versus the total expected revenue, or 12 months, whichever is shorter. These costs relate directly to subscriber solicitations and principally include the printing, production and shipping of starter packages and the costs of obtaining qualified prospects by various targeted direct marketing programs. No indirect costs are included in subscriber acquisition costs. To date, all subscriber acquisition costs have been incurred for the solicitation of specifically identified prospects. It is possible that these estimates of anticipated gross revenue could be reduced in the future based on management's current evaluation of the estimates used. As a result, the carrying value and/or the amortization period of the subscriber acquisition costs could be reduced in the future.

     (c)  Foreign Currency Translation Adjustments

          The functional currency for all foreign operations is the local currency. As such, all assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and costs and expenses are translated at weighted average rates of exchange prevailing during the period. Translation adjustments are included in other comprehensive income and recorded as a separate component of stockholders' equity (deficit). Gains and losses resulting from foreign currency transactions are included in operations are not significant for the periods presented.

     (d)  Comprehensive Income

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for the presentation of comprehensive income in the financial statements. Comprehensive income includes income and loss components which are otherwise recorded directly to stockholders' deficit under generally accepted accounting principles. The Company adopted SFAS 130 effective January 1, 1998 and has reported accumulated other comprehensive income in the accompanying consolidated balance sheets and the components of other comprehensive
          (loss) income in the accompanying statements of operations.

     (e)  Reclassifications

          Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

                    ICG COMMUNICATIONS INC. AND SUBSIDIARIES

(2)  Business Combination

     As discussed in note 1, on January 21, 1998, the Company completed a merger with NETCOM. Located in San Jose, California, NETCOM is a provider of Internet connectivity and Web site hosting services and other value-added Internet services. At the effective time of the merger, each outstanding share of NETCOM common stock became automatically convertible into shares of ICG Common Stock at an exchange ratio of 0.8628 shares of Common Stock per NETCOM common share. As a result of the transaction, the Company expects to issue an estimated 10.2 million shares of ICG Common Stock for the NETCOM common shares outstanding on January 21, 1998 and may be expected to issue as many as 1.7 million shares of ICG Common Stock related to common stock options of NETCOM outstanding on the merger closing date. Cash is paid in lieu of fractional shares. The Company has accounted for the business combination under the pooling-of-interests method of accounting and accordingly, the Company's financial statements have been restated to reflect the operations of NETCOM and the Company on a combined basis for all historical periods.

     The following unaudited pro forma information presents the combined results of operations of ICG and NETCOM as if the combination had been consummated on October 1, 1994. The Company does not anticipate any significant adjustments to conform the accounting policies of NETCOM with those of the Company.



                   Fiscal years ended                                     Fiscal year             Three months ended
                     September 30,              Three months ended           ended                     March 31,
               ----------------------------         December 31,          December 31,       -----------------------------
                   1995            1996                1996                   1997               1997            1998
               -------------    -----------    --------------------    -----------------    -------------    ------------
                                                            (in thousands)
Revenue:
  ICG          $   111,610        169,094             56,956                 273,354           63,050          85,122
  NETCOM            52,422        120,540             36,379                 160,660           39,005          40,534
               =============    ===========    ====================    =================    =============    ============
     Combined  $   164,032        289,634             93,335                 434,014          102,055         125,656
               =============    ===========    ====================    =================    =============    ============

Net loss:
  ICG              (76,648)      (184,107)           (49,823)               (327,643)         (66,781)        (85,077)
  NETCOM           (14,064)       (44,265)           (11,490)                (33,092)          (9,211)        (16,678)
               =============    ===========    ====================    =================    =============    ============
     Combined  $   (90,712)      (228,372)           (61,313)               (360,735)         (75,992)       (101,755)
               =============    ===========    ====================    =================    =============    ============

Loss per share
basic and diluted:
  ICG          $     (3.25)         (6.83)             (1.56)                 (10.11)           (2.09)
               =============    ===========    ====================    =================    =============
  NETCOM       $     (1.95)         (4.46)             (1.15)                  (3.27)           (0.92)
               =============    ===========    ====================    =================    =============
     Combined  $     (2.94)         (6.19)             (1.46)                  (8.49)           (1.81)          (2.30)
               =============    ===========    ====================    =================    =============    ============

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)  Long-term Debt and Redeemable Preferred Securities of Subsidiaries

     Long-term debt is summarized as follows:

                                                                      December 31, 1997        March 31, 1998
                                                                     --------------------    -----------------
                                                                                    (in thousands)

     10% Senior discount notes, net of discount (a)                      $        -              304,442
     11 5/8% Senior discount notes, net of discount                         109,436              112,542
     12 1/2% Senior discount notes, net of discount                         367,494              378,742
     13 1/2% Senior discount notes, net of discount                         407,409              421,069
     Note payable with interest at the 90-day  commercial
       paper rate plus 4 3/4% (10.2% at March 31, 1998),
       due 2001, secured by certain telecommunications equipment              4,932                4,711
     Note payable with interest at 11%, due monthly
       through fiscal 1999, secured by equipment                              1,860                1,703
     Mortgage payable with interest at 8 1/2%, due
       monthly through 2009, secured by building                              1,131                1,119
     Other                                                                       90                   66
                                                                     --------------------    -----------------
                                                                            892,352            1,224,394
     Less current portion                                                    (1,784)              (7,534)
                                                                     ====================    =================
                                                                         $  890,568            1,216,860
                                                                     ====================    =================

     Redeemable preferred stock of subsidiary is summarized as follows :

                                                                       December 31, 1997       March 31, 1998
                                                                     --------------------    -----------------
                                                                                    (in thousands)
     14% Exchangeable preferred stock, mandatorily redeemable
       in 2008                                                           $  108,022              112,021
     14 1/4% Exchangeable preferred stock, mandatorily
       redeemable in 2007                                                   184,420              191,305
                                                                     ====================    =================
                                                                         $  292,442              303,326
                                                                     ====================    =================

     (a)  10% Notes

          On February 12, 1998, ICG Services completed a private placement of 10% Senior Discount Notes due 2008 (the "10% Notes") for gross proceeds of approximately $300.6 million. Net proceeds from the offering, after underwriting and other offering costs of approximately $9.6 million, were approximately $291.0 million.

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

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)  Long-term  Debt  and  Redeemable   Preferred   Securities  of  Subsidiaries
     (continued)

          The 10% Notes were originally recorded at approximately $300.6 million. The discount on the 10% Notes and the debt issuance costs are being accreted over ten years until maturity at February 15, 2008. The accretion of the discount and debt issuance costs is included in interest expense in the accompanying consolidated financial statements.

     (b)  9 7/8% Notes

          On April 27, 1998, ICG Services completed a private placement of 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") for gross proceeds of approximately $250.0 million. Net proceeds from the offering, after underwriting costs of approximately $7.5 million, were approximately $242.5 million.

          The 9 7/8% Notes are unsecured senior obligations of ICG Services that mature on May 1, 2008, at a maturity value of $405.3 million. Interest will accrue at 9 7/8% per annum, beginning May 1, 2003, and is payable each May 1 and November 1, commencing November 1, 2003. The indenture for the 9 7/8% Notes contains certain covenants which provide limitations on indebtedness, dividends, asset sales and certain other transactions.

          The 9 7/8% Notes were originally recorded at approximately $250.0 million. The discount on the 9 7/8% Notes and the debt issuance costs will be accreted over ten years until maturity at May 1, 2008.

     (c)  6 3/4% Preferred Securities and ICG Preferred Stock

          During fiscal 1997, ICG Funding completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "6 3/4% Preferred Securities") for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs, were approximately $127.6 million.

          The 6 3/4% Preferred Securities consist of 2,645,000 exchangeable preferred securities of ICG Funding that bear a cumulative dividend at the rate of 6 3/4% per annum. The dividend is paid quarterly in arrears each February 15, May 15, August 15 and November 15, and commenced November 15, 1997. The dividend is payable in cash through November 15, 2000 and, thereafter, in cash or shares of ICG Common Stock, at the option of ICG Funding. The 6 3/4% Preferred Securities are exchangeable, at the option of the holder, at any time prior to November 15, 2009 into shares of ICG Common Stock at an exchange rate of 2.0812 shares of ICG Common Stock per preferred security, or an exchange price of $24.025 per share, subject to adjustment. ICG Funding may, at its option, redeem the 6 3/4% Preferred Securities at any time on or after November 18, 2000. Prior to that time, ICG Funding may redeem the 6 3/4% Preferred Securities if the current market value of ICG Common Stock equals or exceeds the exchange price, for at least 20 days of any 30-day trading period, by 170% prior to November 16, 1998; 160% from November 16, 1998 through November 15, 1999; and 150% from November 16, 1999 through November 15, 2000. The 6 3/4% Preferred Securities are subject to mandatory redemption on November 15, 2009.

          On February 15, 1998, ICG Funding used a portion of the proceeds from the private placement of the 6 3/4% Preferred Securities to purchase $112.4 million of ICG Communications, Inc. Preferred Stock ("ICG Preferred Stock") which pays dividends each February 15, May 15, August 15 and November 15 in additional shares of ICG Preferred Stock through November 15, 2000. Subsequent to November 15, 2000, dividends are payable in cash or shares of ICG Common Stock, at the option of

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)  Long-term  Debt  and  Redeemable   Preferred   Securities  of  Subsidiaries
     (continued)

          ICG. The ICG Preferred Stock is exchangeable, at the option of ICG Funding, at any time prior to November 15, 2009 into shares of ICG Common Stock at an exchange rate based on the exchange rate of the 6 3/4% Preferred Securities. The ICG Preferred Stock is subject to mandatory redemption on November 15, 2009.

          The accreted value of the 6 3/4% Preferred Securities is included in Company-obligated mandatorily redeemable preferred securities of subsidiary limited liability company which holds solely Company preferred stock in the accompanying consolidated balance sheets.

(4)  Stockholders' Deficit

     (a)  Common Stock

          Common stock outstanding at March 31, 1998 represents the issued and outstanding Common Stock of ICG and Class A common shares of Holdings-Canada (not owned by ICG) which are exchangeable at any time, on a one-for-one basis, for ICG Common Stock. The following table sets forth the number of shares outstanding for ICG and Holdings-Canada on a separate company basis as of March 31, 1998:

                                                                                  Shares owned          Shares owned
                                                                                     by ICG           by third parties
                                                                                ------------------    -----------------
           ICG Common Stock, $.01 par value, 100,000,000
                shares authorized; 43,950,959 and 44,640,189 shares
                issued and outstanding at December 31, 1997 and March 31,
                1998, respectively                                                           -           44,640,189
           Holdings-Canada Class A common shares, no par value,
                100,000,000 shares authorized; 31,822,756 shares issued and outstanding at December 31, 1997 and March 31, 1998:
                   Class A common shares, exchangeable on a one-for-one
                     basis for ICG Common Stock at any time                                  -               23,680
                   Class A common shares owned by ICG                               31,799,076                    -
                                                                                                      =================
           Total shares outstanding                                                                      44,663,869
                                                                                                      =================

     (b)  Net Loss Per Share

          Basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding. Weighted average number of shares outstanding represents combined ICG Common Stock and Holdings-Canada Class A common shares outstanding. Common stock equivalents, which include options, warrants and convertible subordinated notes and preferred stock, are not included in the net loss per share calculation as their effect is anti-dilutive.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(5)  Sale of Satellite Services Operating Subsidiaries

     On April 1, 1998, the Company entered into definitive agreements to sell the capital stock of Maritime Telecommunications Network, Inc. ("MTN") and MarineSat Communications Network, Inc. (formerly Maritime Communications Network, Inc.) ("MCN"), the two main subsidiaries within the Company's Satellite Services operations, for aggregate consideration of approximately $34.8 million. The sales are expected to close later this year and are subject to certain conditions, including regulatory approvals.

     At March 31, 1998, the Company owned a 64.5% interest in MTN. In April 1998, the Company purchased the minority interest in MTN for approximately $3.1 million.

(6)  Commitments and Contingencies

     (a)  Network Construction

          In March 1996, the Company and Southern California Edison Company ("SCE") entered into a 25-year agreement under which the Company will license 1,258 miles of fiber optic cable in Southern California, and can install up to 500 additional miles of fiber optic cable. This network, which will be maintained and operated primarily by the Company, stretches from Los Angeles to southern Orange County. Under the terms of this agreement, SCE will be entitled to receive an annual fee for ten years, certain fixed quarterly payments, a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under the agreement totaled approximately $144.1 million at March 31, 1998. The agreement has been accounted for as a capital lease in the accompanying consolidated balance sheets.

          In May 1997, the Company entered into a long-term agreement with The Southern Company ("Southern") that will permit the Company to construct a 100-mile fiber optic network in the Atlanta metropolitan area. The Company paid $5.5 million upon execution of the agreement and is responsible for reimbursement to Southern for costs of network design, construction, installation, maintenance and repair. Additionally, the Company is also required to pay Southern a quarterly fee based on specified percentages of the Company's revenue derived from services provided over this network. Network construction on the initial 43-mile build is expected to be completed by August of 1998. The Company estimates costs to complete the initial build are expected to be approximately $3.5 million. The Company has incurred approximately $6.5 million as of March 31, 1998, including the initial $5.5 million payment.

          In June 1997, the Company entered into an indefeasible right of use ("IRU") agreement with Qwest Communications Corporation ("Qwest") for approximately 1,800 miles of fiber optic network and additional broadband capacity in California, Colorado, Ohio and the Southeast. Network construction is ongoing and is expected to be complete by December 1998. The Company is responsible for payment on the construction as segments of the network are completed and has incurred approximately $9.6 million as of March 31, 1998, with remaining costs anticipated to be approximately $25.0 million. Additionally, the Company has committed to purchase $6.0 million in network capacity from Qwest prior to the end of 1999.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)  Commitments and Contingencies (continued)

     (b)  Company Headquarters

          During 1996, the Company acquired property for its new headquarters and commenced construction of the office building that accommodates most of the Company's Colorado operations. In January 1998, the Company sold the substantially completed building to a third party for net proceeds of $26.9 million and entered into an agreement to lease back all of the office space under a 15-year operating lease which includes two ten-year renewal terms. No gain or loss was recorded in conjunction with the sale of the Company's headquarters.

     (c)  Other Commitments

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

          Additionally,  the Company has entered  into  certain  commitments  to
          purchase   capital   assets  with  an  aggregate   purchase  price  of
          approximately $66.2 million at March 31, 1998.

     (d)  Reciprocal Compensation

          The Company has recorded revenue of approximately $4.9 million and $8.5 million for fiscal 1997 and the three months ended March 31, 1998, respectively, for reciprocal compensation relating to the transport and termination of local traffic to Internet service providers from customers of incumbent local exchange carriers pursuant to various interconnection agreements. These local exchange carriers have not paid most of the bills they have received from the Company and have disputed substantially all of these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal laws and public policies. The resolution of these disputes will be based on rulings by state public utility commissions and/or by the Federal Communications Commission ("FCC"). To date, there have been favorable final rulings from 16 states, favorable preliminary decisions from three additional states and no unfavorable final rulings by any state public utility commission or the FCC that would indicate that calls placed by end users to Internet service providers would not qualify as local traffic subject to the payment of reciprocal compensation. In addition, cases are pending before six other states. Included in the Company's trade receivables at December 31, 1997 and March 31, 1998 was $4.4 million and $12.5 million, respectively, for receivables related to reciprocal compensation. While the Company believes that all revenue recorded through March 31, 1998 is collectible and that future reciprocal compensation revenue will be realized, there can be no assurance that such future regulatory rulings will be favorable to the Company.

     (e)  Litigation

          On April 4, 1997, certain shareholders of the Company's majority owned subsidiary, Zycom Corporation ("Zycom"), an Alberta, Canada corporation, filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)  Commitments and Contingencies (continued)

          of Zycom, in the District Court of Harris County, Texas (Cause No. 97-17777) against the Company, Zycom and certain of their subsidiaries. This complaint alleges that the Company and certain of its subsidiaries breached certain duties owed to the plaintiffs. The Company is vigorously defending the claims. While it is not possible to predict the outcome of this litigation, management believes these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

          The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(7)  Summarized Financial Information of ICG Holdings, Inc.

     The 11 5/8% Senior Discount Notes due 2007 (the "11 5/8% Notes") issued by Holdings during 1997 are guaranteed by ICG. The 12 1/2% Senior Discount Notes due 2006 (the "12 1/2% Notes") and the 13 1/2% Senior Discount Notes due 2005 (the "13 1/2% Notes") issued by Holdings during 1996 and 1995, respectively, are guaranteed by ICG and Holdings-Canada.

     The separate complete financial statements of Holdings have not been included herein because such disclosure is not considered to be material to the holders of the 11 5/8% Notes, the 12 1/2% Notes and the 13 1/2% Notes. However, summarized combined financial information for Holdings and subsidiaries and affiliates is as follows:

                                         Condensed Balance Sheet Information

                                                    December 31, 1997           March 31, 1998
                                                 ------------------------    ---------------------
                                                                    (in thousands)


     Current assets                              $         215,817                   276,035
     Property and equipment, net                          632,167                    654,847
     Other non-current assets, net                        122,768                    138,196
     Current liabilities                                   98,351                    125,316
     Long-term debt, less current portion                 890,503                    914,300
     Due to parent                                         30,970                    148,123
     Other long-term liabilities                           66,939                     66,041
     Preferred stock                                      292,442                    303,326
     Stockholder's deficit                               (408,453)                  (488,028)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(7)  Summarized Financial Information of ICG Holdings, Inc. (continued)

                       Summarized Consolidated and Combined Statement of Operations Information

                                                                  Three months ended March 31,
                                                         ------------------------------------------------
                                                                  1997                     1998
                                                         -----------------------   ----------------------
                                                                         (in thousands)

            Total revenue                                 $        63,050                    85,476
            Total operating costs and expenses                    103,681                   125,124
            Operating loss                                        (40,631)                  (39,648)
            Net loss                                              (66,629)                  (79,575)

(8)  Condensed Financial Information of ICG Holdings (Canada), Inc.

     Condensed financial information for Holdings-Canada only is as follows:

                                         Condensed Balance Sheet Information

                                                           December 31, 1997           March 31, 1998
                                                        ------------------------    ---------------------
                                                                         (in thousands)

            Current assets                              $            162                        162
            Advances to subsidiaries                              30,790                    148,123
            Non-current assets, net                                3,800                      2,573
            Current liabilities                                      107                        107
            Long-term debt, less current portion                      65                         65
            Due to parent                                         22,162                    138,301
            Share of losses of subsidiary                        408,453                   (488,028)
            Shareholders' deficit                               (396,035)                  (475,643)


                                    Condensed Statement of Operations Information

                                                                  Three months ended March 31,
                                                         ------------------------------------------------
                                                                  1997                     1998
                                                         -----------------------   ----------------------
                                                                         (in thousands)

            Total revenue                                $              -                         -
            Total operating costs and expenses                         53                        33
            Operating loss                                            (53)                      (33)
            Losses from subsidiaries                              (66,629)                  (79,575)
            Net loss attributable to common shareholders          (66,682)                  (79,608)


                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(9)  Summarized Financial Information of ICG Funding, LLC

     The 6 3/4% Preferred Securities issued by ICG Funding during fiscal 1997 are guaranteed by ICG. The separate complete financial statements of ICG Funding have not been included herein because such disclosure is not considered to be material to the holders of the 6 3/4% Preferred Securities. For the three months ended March 31, 1998, the statement of operations of ICG Funding included only the preferred dividends paid and accrued on the 6 3/4% Preferred Securities and interest income earned on the proceeds from the offering of such securities. The summarized balance sheet information for ICG Funding is as follows:

                                      Summarized Balance Sheet Information

                                                          December 31, 1997           March 31, 1998
                                                        -----------------------    ----------------------
                                                                         (in thousands)

         Cash, cash equivalents and short-term
           investments available for sale                    $   108,282                          2
         Restricted cash                                          24,649                     22,755
         Investment in ICG Preferred Stock                             -                    112,413
         Dividends payable                                         1,218                      1,218
         Due to parent                                                 -                          4
         Preferred securities                                    132,250                    132,250
         Additional paid-in capital                                    -                      3,385
         Member deficit                                             (537)                    (1,687)


(10) Condensed  Financial  Information  of  ICG  Communications,   Inc.  (Parent
     company)

     The primary assets of ICG are its investments in ICG Services and Holdings-Canada. Certain corporate expenses of the parent company are included in ICG's statement of operations and were approximately $0.5 million for the three months ended March 31, 1998. Additionally, ICG incurred merger costs for the three months ended March 31, 1998 associated with its merger with NETCOM of approximately $1.1 million. ICG has no operations other than those of ICG Services, ICG Funding and Holdings-Canada and their subsidiaries.

ITEM 2. MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, dependence on increased traffic on the Company's facilities, the successful implementation of the Company's strategy of offering an integrated telecommunications package of local, long distance, Internet, data and value-added services, continued development of the Company's network infrastructure and actions of competitors and regulatory authorities that could cause actual results to differ materially from the forward-looking statements. The results for all periods presented represent the combined results of ICG and NETCOM. The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31. All dollar amounts are in U.S. dollars.

Company Overview

     The Company is one of the nation's leading competitive integrated communications providers ("ICPs") based on estimates of the industry's 1997 revenue. ICPs seek to provide an alternative to incumbent local exchange carriers ("ILECs"), long distance carriers, Internet service providers ("ISPs") and other communications service providers for a full range of communications services in the increasingly deregulated telecommunications industry. Through its competitive local exchange carrier ("CLEC") operations, the Company operates networks in four regional clusters covering major metropolitan statistical areas in California, Colorado, Ohio and the Southeast. The Company also provides a wide range of network systems integration services, maritime and international satellite transmission services and subsequent to January 21, 1998, a variety of Internet connectivity and other value-added Internet services. Network Services consist of information technology services and selected networking products, focusing on network design, installation, maintenance and support. Satellite Services consist of satellite voice and data services to major cruise lines, commercial shipping vessels, yachts, the U.S. Navy and offshore oil platforms. To better focus its efforts on its core Telecom Services unit, the Company entered into definitive agreements on April 1, 1998 to sell the capital stock of the two main subsidiaries within its Satellite Services operations. The Company will include the results of operations of these subsidiaries within its consolidated results of operations through the closing dates. As a leading participant in the rapidly growing competitive local telecommunications industry, the Company has experienced significant growth, with total revenue increasing from approximately $164.0 million for fiscal 1995 to approximately $457.6 million for the 12-month period ended March 31, 1998. The Company's rapid growth is the result of the initial installation, acquisition and subsequent expansion of its fiber optic networks and the expansion of its communication service offerings.

     The Federal Telecommunications Act of 1996 (the "Telecommunications Act") and pro-competitive state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Due to these regulatory changes, the Company is now permitted to offer all interstate and intrastate telephone services, including competitive local dial tone. The Company is marketing and selling local dial tone services in major metropolitan areas in the following regions: California, which began services in late January 1997, followed by Ohio in February 1997, Colorado in March 1997 and the Southeast in May 1997. During fiscal 1997 and the three months ended March 31, 1998, the Company sold 178,470 and 36,248 local access lines, respectively, of which 186,156 were in service at March 31, 1998. In addition, the Company's operating networks have grown from 627 fiber route miles at the end of fiscal 1995 to 3,194 fiber route miles as of March 31, 1998. The Company has 20 operating high capacity digital voice switches and 15 data communications switches, and plans to install additional switches as demand warrants. As a complement to its local exchange services, the Company has begun marketing bundled service offerings which include long distance, enhanced telecommunications services and data services and plans to intensify the offerings of such services in the near term.

     The Company will continue to expand its network through construction, leased facilities, strategic alliances and mergers and acquisitions. For example, in January 1998, the Company completed its merger with NETCOM, a provider of Internet connectivity and Web site hosting services and other value-added services, located in San Jose, California. For calendar years 1995, 1996 and 1997, NETCOM reported revenue of $52.4 million, $120.5 million and $160.7 million, respectively, and EBITDA losses of $(6.3) million, $(20.3)
million and $(1.7) million, respectively. The Company has accounted for the business combination under the pooling-of-interests method of accounting and accordingly, the Company's financial statements have been restated to reflect the operations of

NETCOM and the Company on a combined basis for all historical periods.

     Telecom Services revenue has increased from $32.3 million for fiscal 1995 to $204.2 million for the 12-month period ended March 31, 1998. The Company has experienced declining prices and increasing price competition for access services which, to date, have been more than offset by increasing network usage. The Company expects to continue to experience declining prices and increasing price competition for the foreseeable future.

     In conjunction with the increase in its service offerings, the Company has and will continue to need to spend significant amounts on sales, marketing, customer service, engineering and support personnel prior to the generation of corresponding revenue. Earnings before interest, taxes, depreciation and amortization ("EBITDA"), operating and net losses have generally increased immediately preceding and during periods of relatively rapid network expansion and development of new services. Since the quarter ended June 30, 1996, EBITDA losses have improved for each consecutive quarter. As the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than ILEC facilities and
obtains  the  right  to  use  unbundled  ILEC  facilities,   while  experiencing
decelerating increases in personnel and other SG&A expenses supporting its Telecom Services networks, any or all of which may not occur, the Company anticipates that EBITDA losses will continue to improve in the near term.

     Currently, the Company has experienced and may continue to experience negative operating margins from its wholesale switched services while its networks are in the development and construction phases and while the Company relies on ILEC networks to carry a significant portion of its customers' switched traffic. The Company expects overall operating margins from switched services to improve as local dial tone, local toll, long distance and data communications services become a relatively larger portion of its business mix and the Company de-emphasizes its wholesale switched services. In addition, the Company believes that the unbundling of ILEC services and the implementation of local telephone number portability, which are mandated by the Telecommunications Act, will reduce the Company's costs of providing switched services and facilitate the marketing of local and other services. The Company has recently raised prices on its wholesale switched services product in order to improve margins and free up switch port capacity for its higher margin dial tone product.

     The Company believes that the provisions of the Telecommunications Act, including the opening of the local telephone services market to competition, will facilitate the Company's plan to provide a full array of local, long distance and data communications services. In order to fully implement its strategy, the Company must make significant capital expenditures to provide additional switching capacity, network infrastructure, operating support systems and electronic components. The Company must also make significant investments and expenditures to develop, train and manage its marketing and sales personnel.

Results of Operations

         The following table provides a breakdown of revenue and operating costs for Telecom Services, Internet Services, Network Services and Satellite Services, and certain other financial data for the Company for the periods indicated. The table also shows certain revenue, operating expenses, operating loss and EBITDA as a percentage of the Company's total revenue.

                                                                    Three months ended March 31,
                                             ----------------------------------------------------------------------------
                                                          1997                                      1998
                                            ----------------------------------      -------------------------------------
                                                    $                 %                       $                  %
                                             ----------------   --------------       --------------------   -------------
                                                                             (unaudited)
Statement of Operations Data:                                              (in thousands)
Revenue:
   Telecom services                               38,280               37                     64,742               52
   Internet services                              39,005               38                     40,534               32
   Network services                               17,987               18                     11,431                9
   Satellite services                              6,783                7                      8,949                7
                                             ----------------   --------------       -----------------   ----------------
    Total revenue                                102,055              100                    125,656              100
 Operating costs:
   Telecom services                               41,450                                      52,008
   Internet services                              23,380                                      25,654
   Network services                               14,535                                      10,865
   Satellite services                              3,587                                       4,992
                                             ----------------   --------------       -----------------   ----------------
    Total operating costs                         82,952               81                     93,519               74
 Selling, general and administrative              50,576               50                     57,848               46
 Depreciation and amortization                    19,766               19                     22,556               18
 Net (gain) loss on disposal of long-lived          (641)               -                        505                -
    assets
 Provision for impairment of long-lived                -                -                      1,860                2
    assets
 Merger costs                                          -                -                      9,367                8
                                             ----------------   --------------       -----------------   ----------------
    Operating loss                               (50,598)             (50)                   (59,999)             (48)

 Other Data:
 EBITDA (1)                                      (31,473)             (31)                   (25,711)             (20)
 Net cash used by operating activities           (17,285)                                    (16,708)
 Net cash (used) provided by investing
    activities                                   (61,519)                                     31,231
 Net cash provided by financing activities       176,293                                     297,473
 Capital expenditures (2)                         63,859                                      72,259
                                                                                                           (Continued)





                                                March 31,     June 30,      September 30,     December 31,     March 31,
                                                  1997          1997            1997              1997           1998
                                               ----------    ----------    --------------    -------------   ------------
                                                                              (unaudited)
Statistical Data (3):
Full time employees:                               2,347        2,623            2,861            3,032          3,130
Telecom services:
   Access lines in service (4)                     5,371       20,108           50,551          141,035        186,156
   Buildings connected (5):
     On-net                                          545          560              590              596            637
     Hybrid (6)                                    1,550        1,704            1,726            1,725          3,294
                                               ----------    ----------    --------------    -------------   ------------
       Total buildings connected                   2,095        2,264            2,316            2,321          3,931
   Customer circuits in service (VGEs) (7)       816,238      917,656        1,006,916        1,111,697      1,171,801
   Operational switches:
     Voice                                            16           17               18               19             20
     Data                                             10           15               15               15             15
                                               ----------    ----------    --------------    -------------   ------------
       Total operational switches                     26           32               33               34             35
   Switched minutes of use (in millions)             682          742              788              660            639
   Fiber route miles (8):
     Operational                                   2,483        2,898            3,021            3,043          3,194
     Under construction                                -            -                -                -            972
   Fiber strand miles (9):
     Operational                                  83,334      101,788          109,510          111,435        118,074
     Under construction                                -            -                -                -         21,788
   Wireless miles (10)                               511          511              511              511            511
Internet services:
   Average monthly revenue per subscriber        $ 22.46        23.95            24.24            25.01          25.12
Satellite services:
   VSATs                                             875          895              934              957            921
   C-band installations  (11)                         57           57               54               57             59
   L-band installations  (12)                        355          671              768            1,239          1,450

(1) EBITDA consists of revenue less operating costs and selling, general and administrative expenses. Excluded from operating costs is the amortization of Internet subscriber acquisition costs of $3.0 million and $1.6 million for the three months ended March 31, 1997 and 1998, respectively. EBITDA is provided because it is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities as determined using GAAP are also presented in Other Data.

(2) Capital expenditures includes assets acquired under capital leases and excludes payments for construction of the Company's new headquarters which the Company sold in January 1998 and leased back under a long-term operating lease.

(3) Amounts presented are for three-month periods ended, or as of the end of, the period presented.

(4) Access lines in service at March 31, 1998 includes 99,019 lines which are provisioned through the Company's switch and 87,137 lines which are provisioned through resale and other agreements with various local exchange carriers. Resale lines typically generate lower margins and are used primarily to obtain customers. Although the Company plans to migrate lines from resale to higher margin on-switch lines, there is no assurance that it will be successful in executing this strategy.

(5) Prior to the first quarter of 1998, the Company reported only special access buildings connected. Beginning March 31, 1998, buildings connected includes both dial tone and special access buildings connected. The combined special access and dial tone buildings connected at December 31, 1997 was 3,153.

(6) Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities.

(7)  Customer  circuits  in service  are  measured  in voice  grade  equivalents
     ("VGEs").

(8) Fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of March 31, 1998, the Company had 3,194 fiber route miles, of which 109 fiber route miles were leased under operating leases. Fiber route miles under construction represents fiber under construction and fiber which is expected to be operational within six months.

(9) Fiber strand miles refers to the number of fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of March 31, 1998, the Company had 118,074 fiber strand miles, of which 2,154 fiber strand miles were leased under operating leases. Fiber strand miles under construction represents fiber under construction and fiber which is expected to be operational within six months.

(10) Wireless miles represents the total distance of the digital microwave paths between Company transmitters which are used in the Company's networks.

(11) C-band installations service cruise ships, U.S. Navy vessels and offshore oil platform installations.

(12) L-band installations service smaller maritime installations, and both mobile and fixed land-based units.


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Revenue. Revenue for the three months ended March 31, 1998 increased $23.6 million, or 23%, from the three months ended March 31, 1997. Telecom Services revenue increased 69% to $64.7 million due to an increase in revenue from switched local services, long distance and special access services, offset in part by a decline in average unit pricing and in wholesale switched services revenue. The Company launched its switched local services during the first quarter of 1997 and did not report any revenue from these services for the three months ended March 31, 1997, compared to $23.1 million for the three months ended March 31, 1998. Revenue from long distance generated $5.1 million for the three months ended March 31, 1998, compared to no reported revenue for the three months ended March 31, 1997. Switched access (terminating long distance) revenue represented approximately $14.2 million of the Company's switched services revenue component for the three months ended March 31, 1998, compared to $18.6 million for the three months ended March 31, 1997. Special access revenue increased from $12.1 million for the three months ended March 31, 1997 to $16.1 million for the three months ended March 31, 1998. Revenue from data services did not generate a material portion of total revenue during either period. Also included in Telecom Services revenue for the three months ended March 31, 1998 is $6.3 million generated by Zycom, compared to $7.6 million for the three months ended March 31, 1997. The decrease in Zycom revenue for the three months ended March 31, 1998 as compared to the same period in 1997 relates to the change in mix of customers between comparative periods and the loss of certain customers which were contracted at higher than average per minute rates.

     Internet Services revenue increased 4% to $40.5 million for the three months ended March 31, 1998, compared to $39.0 million for the three months ended March 31, 1997 due to an increase of direct access and Web site hosting customers relative to dial-up customers, which generate lower revenue per customer, and additional sales of the Company's premium dial-up products.

     Network Services revenue decreased 36% to $11.4 million for the three months ended March 31, 1998, compared to $18.0 million for the three months ended March 31, 1997. The decrease in Network Services revenue is primarily due to non-recurring revenue generated from a single equipment sale during the three months ended March 31, 1997.

     Satellite Services revenue increased 32% to $8.9 million for the three months ended March 31, 1998. This increase is primarily due to the operations of MCN which comprised $2.3 million of total Satellite Services revenue for the three months ended March 31, 1998, compared to $1.2 million during the same period in 1997. The remaining increase can be attributed to the general growth of MTN and its increased sales of C-Band equipment to offshore oil and gas customers.

     Operating costs. Total operating costs for the three months ended March 31, 1998 increased $10.6 million, or 13%, from the three months ended March 31,

1997. Telecom Services operating costs increased from $41.5 million, or 108% of Telecom Services revenue, for the three months ended March 31, 1997, to $52.0 million, or 80% of Telecom Services revenue, for the three months ended March 31, 1998. Telecom Services operating costs consist of payments to ILECs for the use of network facilities to support special and switched access services, network operating costs, right of way fees and other costs. The increase in operating costs in absolute dollars is attributable to the increase in switched access services and the addition of engineering and operations personnel dedicated to the development of local exchange services. The decrease in operating costs as a percentage of total revenue is due primarily to a greater volume of higher margin services, principally local exchange services. The Company expects that the Telecom Services ratio of operating costs to revenue will further improve as the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities on satisfactory terms, any or all of which may not occur.

     Internet Services operating costs increased 10% to $25.7 million and increased as a percentage of Internet Services revenue from 60% for the three months ended March 31, 1997 to 63% for the three months ended March 31, 1998. The increase is due to increased transport costs due to initiatives related to the conversion from an analog to a digital based network, which produced some duplicative costs during the period of conversion.

     Network Services operating costs decreased 25% to $10.9 million and increased as a percentage of Network Services revenue from 81% for the three months ended March 31, 1997 to 95% for the three months ended March 31, 1998. The decrease in operating costs in absolute dollars is due to the decrease in equipment sales and in general business volume between the comparative periods. Operating costs increased as a percentage of revenue due to cost overruns on two larger projects. Network Services operating costs include the cost of equipment sold, direct hourly labor and other indirect project costs.

     Satellite Services operating costs increased to $5.0 million for the three months ended March 31, 1998 from $3.6 million for the three months ended March 31, 1997. Satellite Services operating costs as a percentage of Satellite Services revenue also increased from 53% for the three months ended March 31, 1997 to 56% for the three months ended March 31, 1998. This increase is due to an increase in MCN's sales as well as the increased volume of equipment sales, both of which provide lower margins than other maritime services. Satellite Services operating costs consist primarily of transponder lease costs and the cost of equipment sold.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1998 increased $7.3 million, or 14%, compared to the three months ended March 31, 1997. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of local and long distance telephone and data communications services. SG&A expenses as a percentage of total revenue decreased from 50% for the three months ended March 31, 1997 to 46% for the three months ended March 31, 1998, as the Company begins to benefit from the revenue generated by newly developed services requiring substantial administrative, selling and marketing expense prior to initial service offerings. The Company expects SG&A expenses for Telecom Services to increase slightly in absolute dollars over the near term as a result of hiring new staff to facilitate the marketing and development of local dial tone, local toll, long distance and data transmission services.

     Depreciation and amortization. Depreciation and amortization increased $2.8 million, or 14%, for the three months ended March 31, 1998, compared to the three months ended March 31, 1997, due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services. The Company reports high levels of depreciation expense relative to revenue during the early years of operation of a new network because the full cost of a network is depreciated using the straight-line method despite the low rate of capacity utilization in the early stages of network operation.

     Net (gain) loss on disposal of long-lived assets. Net (gain) loss on disposal of long-lived assets fluctuated from a net gain of $0.6 million for the three months ended March 31, 1997 to a net loss of $0.5 million for the three months ended March 31, 1998. Net gain on disposal of long-lived assets for the three months ended March 31, 1997 consists primarily of a gain on the sale of

Satellite Services' Mexico subsidiary. For the three months ended March 31, 1998, net loss on disposal of long-lived assets relates to the write-off of certain installation costs of disconnected special access customers.

     Provision for impairment of long-lived assets. For the three months ended March 31, 1998, provision for impairment of long-lived assets includes a provision for the remaining net book value of goodwill associated with Zycom's purchase of certain operating assets.

     Merger costs. The Company recorded merger costs of approximately $9.4 million for the three months ended March 31, 1998 related to the Company's merger with NETCOM in January 1998, which consist primarily of investment advisory, legal and accounting fees and other costs associated with the merger.

     Interest expense. Interest expense increased $9.7 million, from $25.2 million for the three months ended March 31, 1997 to $34.9 million for the three months ended March 31, 1998, which includes $29.6 million of non-cash interest. The increase is primarily attributable to an increase in long-term debt, primarily the 11 5/8% Notes issued in March 1997 and the 10% Notes issued in February 1998. In addition, the Company's interest expense increased, and will continue to increase, because the principal amount of its indebtedness increases until the Company's senior indebtedness begins to pay interest in cash.

     Interest income. Interest income increased $0.6 million, from $6.1 million for the three months ended March 31, 1997 to $6.7 million for the three months ended March 31, 1998. The increase is attributable to the increase in cash and invested cash balances from the proceeds from the issuances of the 11 5/8% Notes and 14% Preferred Stock in March 1997, the 6 3/4% Preferred Securities in September and October 1997 and the 10% Notes in February 1998.

     Other, net. Other, net decreased from $0.6 million net expense for the three months ended March 31, 1997 to $0.3 million net expense for the three months ended March 31, 1998. Other expense recorded in both periods primarily represents litigation settlement costs and other miscellaneous gains and losses.

     Income tax expense. Income tax expense for the three months ended March 31, 1997 and 1998 is attributable to state and foreign income taxes incurred and paid by NETCOM.

     Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries. Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries increased $7.4 million, from $5.8 million for the three months ended March 31, 1997 to $13.2 million for the three months ended March 31, 1998. The increase is due primarily to the issuance of the 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 (the "14% Preferred Stock") in March 1997 and the 6 3/4% Preferred Securities in September and October 1997. Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries recorded during the three months ended March 31, 1998 consists of the accretion of issuance costs ($2.4 million) and the accrual of the preferred security dividends ($10.8 million) associated with the 6 3/4% Preferred Securities, the 14% Preferred Stock and the 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2007 (the "14 1/4 Preferred Stock").

     Net loss. Net loss increased $25.8 million, or 34%, due to the increases in operating costs, SG&A expense, depreciation and amortization, merger costs, interest expense and minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries as noted above.

Liquidity and Capital Resources

     The Company's growth has been funded through a combination of equity, debt and lease financing. As of March 31, 1998, the Company had current assets of $625.8 million, including $523.2 million of cash, cash equivalents and short-term investments, which exceeded current liabilities of $163.9 million, providing working capital of $461.9 million. The Company invests excess funds in short-term, interest-bearing investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's short term investment objectives are safety, liquidity and yield, in that order.

Cash Used By Operating Activities

     The Company's operating activities used $17.3 million and $16.7 million for the three months ended March 31, 1997 and 1998, respectively. Cash used by operations is primarily due to net losses, which are partially offset by non-cash expenses, such as depreciation and amortization expense, deferred interest expense, preferred dividends on subsidiary preferred securities and changes in working capital items.

     The Company does not anticipate that cash provided by operations will be sufficient to fund operating activities, future expansion of existing networks or the construction and acquisition of new networks in the near term. As the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities, while experiencing decelerating increases in personnel and other SG&A expenses supporting its Telecom Services networks, any or all of which may not occur, the Company anticipates that cash used by operating activities will continue to improve in the near term.

Cash Used By Investing Activities

     Investing activities used $61.5 million and provided $31.2 million for the three months ended March 31, 1997 and 1998, respectively. Cash used by investing activities includes cash expended for the acquisition of property, equipment and other assets of $60.6 million and $71.3 million for the three months ended March 31, 1997 and 1998, respectively. Additionally, cash used by investing activities includes payments for construction of the Company's new headquarters of $3.6 million and $4.9 million for the three months ended March 31, 1997 and 1998, respectively. Offsetting the expenditures for investing activities for the three months ended March 31, 1998 are the net proceeds from the sale of the Company's new headquarters of $26.9 million and the sale of short-term investments of $83.3 million. The Company will continue to use cash in 1998 and subsequent periods for the construction of new networks, and the expansion of existing networks and potentially for acquisitions. The Company acquired assets under capitalized leases of $3.2 million and $1.0 million for the three months ended March 31, 1997 and 1998, respectively.

Cash (Used) Provided By Financing Activities

     Financing activities provided $176.3 million and $297.5 million in the three months ended March 31, 1997 and 1998, respectively. Cash provided by financing activities primarily includes cash received in connection with the private placement of the 11 5/8% Notes and the 14% Preferred Stock in March 1997 and the 10% Senior Discount Notes due 2008 (the "10% Notes") in February 1998. Historically, the funds to finance the Company's business acquisitions, capital expenditures, working capital requirements and operating losses have been obtained through public and private offerings of ICG and Holdings-Canada common shares, convertible subordinated notes, convertible preferred shares of Holdings-Canada, capital lease financings and various working capital sources, including credit facilities, in addition to the private placement of the securities previously mentioned and other securities offerings.

     On February 12, 1998, ICG Services completed a private placement of 10% Notes for net proceeds, after underwriting and other offering costs, of approximately $291.0 million. Interest will accrue at 10% per annum, beginning February 15, 2003, and is payable each February 15 and August 15, commencing August 15, 2003. The 10% Notes will be redeemable at the option of ICG Services, in whole or in part, on or after February 15, 2003.

     As of March 31, 1998, the Company had an aggregate of approximately $77.4 million of capitalized lease obligations and an aggregate accreted value of approximately $1.2 billion was outstanding under the 13 1/2% Notes, the 12 1/2% Notes, 11 5/8% Notes and the 10% Notes. The 13 1/2% Notes require payments of interest to be made in cash commencing on March 15, 2001 and mature on September 15, 2005. The 12 1/2% Notes require payments of interest to be made in cash commencing on November 1, 2001 and mature on May 1, 2006. The 11 5/8% Notes require payments of interest to be made in cash commencing September 15, 2002 and mature on March 15, 2007. The 10% Notes require payments of interest in cash commencing on August 15, 2003 and mature on February 15, 2008. The 6 3/4% Preferred Securities require payments of dividends to be made in cash through November 15, 2000. In addition, the 14 % Preferred Stock and the 14 1/4%

Preferred Stock require payment of dividends to be made in cash commencing June 15, 2002 and August 1, 2001, respectively. As of March 31, 1998, the Company had $7.6 million of other indebtedness outstanding. The Company's cash on hand and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand its Telecom Services business as currently planned and to fund its operating deficits through 1999. With respect to indebtedness outstanding on March 31, 1998, the Company has cash interest payment obligations of approximately $113.3 million in 2001, $158.0 million in 2002 and $192.4 million in 2003. With respect to preferred securities currently outstanding, the Company has cash dividend obligations of approximately $6.7 million remaining in 1998, $8.9 million in each of 1999 and 2000, $21.5 million in 2001, $57.0 million in 2002 and $70.9 million in 2003. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to March 2001. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness, including capitalized leases, or obtain additional funds, and if the Company is unable to effect such refinancings or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness or make payments of cash dividends on, or the mandatory redemption of, its preferred stock, would be adversely affected.

     On April 27, 1998, ICG Services completed a private placement of 9 7/8% Notes, for net proceeds, after underwriting costs, of approximately $242.5 million. Interest will accrue at 9 7/8% per annum, beginning May 1, 2003, and is payable each May 1 and November 1, commencing November 1, 2003. The 9 7/8% Notes will be redeemable at the option of ICG Services, in whole or in part, on or after May 1, 2003.

Capital Expenditures

     The Company's capital expenditures (including assets acquired under capital leases and excluding payments for construction of the Company's new headquarters) were $63.9 million and $72.3 million for the three months ended March 31, 1997 and 1998, respectively. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services will require capital expenditures of approximately $370.0 million during the remainder of 1998, including capital expenditure requirements of NETCOM. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company must purchase a substantial amount of equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. Actual capital expenditures will depend on numerous factors including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

Other Cash Commitments and Capital Requirements

     The Company's operations have required and will continue to require significant capital expenditures for the development, construction, expansion and acquisitions of telecommunications assets. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flow. In addition to the Company's planned capital expenditures, it has other cash commitments as described in the Company's unaudited Consolidated Financial Statements for the three months ended March 31, 1998 included elsewhere herein.

     In view of the continuing development of the Company's products and services, the expansion of existing networks and the construction, leasing and licensing of new networks, the Company will require additional amounts of cash in the future from outside sources. Management believes that the Company's cash on hand and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand its Telecom Services business as currently planned and to fund its operating deficits through 1999. Additional sources of cash may include public and private equity and debt financings, sales of non-strategic assets, capitalized leases and other financing arrangements. In the past, the Company has been able to secure sufficient amounts of financing to meet its capital expenditure needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the

Company.

     The failure to obtain sufficient amounts of financing could result in the delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company's business. In addition, the inability to fund operating deficits with the proceeds of financings until the Company establishes a sufficient revenue-generating customer base could have a material adverse effect on the Company's liquidity.

Year 2000 Compliance

     While the Company believes that its software applications are year 2000 compliant, there can be no assurance until the year 2000 occurs that all systems will then function adequately. Further, if the software applications of local exchange carriers, long distance carriers or others on whose services the Company depends are not year 2000 compliant, it could have a material adverse effect on the Company's financial condition and results of operations.

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

          See  Note 6 (e)  to the  Company's  unaudited  Consolidated  Financial
          Statements for the three months ended March 31, 1998 contained elsewhere in this Quarterly Report.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On January 21, 1998, ICG held a Special Meeting of the Stockholders (the "Special Meeting") to approve the issuance of ICG Common Stock in connection with the Agreement and Plan of Merger, dated October 12, 1997, as amended, by and among ICG, ICG Acquisition, Inc. and NETCOM On-Line Communication Services, Inc. Indicated below are the results of the stockholders' vote tabulated at the Special Meeting:

                                    For:             24,377,705
                                    Against:             62,318
                                    Abstentions:        396,723
                                    Broker non-votes: 4,059,346

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits.

          (27) Financial Data Schedules.

               27.1:Restated Financial Data Schedule of ICG Communications, Inc.
                    for the Fiscal Year Ended September 30, 1995.

               27.2:Restated  Financial  Data  Schedule  of ICG  Communications,
                    Inc. for the Fiscal Year Ended September 30, 1996.

               27.3:Restated  Financial  Data  Schedule  of ICG  Communications,
                    Inc. for the Three Months Ended December 31, 1996.

               27.4:Restated  Financial  Data  Schedule  of ICG  Communications,
                    Inc. for the Fiscal Year Ended December 31, 1997.

               27.5:Restated  Financial  Data  Schedule  of ICG  Communications,
                    Inc. for the Three Months Ended March 31, 1997.

               27.6:Financial Data Schedule of ICG Communications,  Inc. for the
                    Three Months Ended March 31, 1998.

     (B) Reports on Form 8-K. The following reports on Form 8-K were filed by the registrants during the three months ended March 31, 1998:

          (i) Current Report on Form 8-K dated February 5, 1998, regarding the announcement of the completion of the merger with NETCOM On-Line Communication Services, Inc. on January 21, 1998.

          (ii) Current Report on Form 8-K dated February 10, 1998, regarding the announcement of the private placement of $200 million of Senior Discount Notes by ICG Services, Inc.

          (iii)Current Report on Form 8-K dated February 19, 1998, regarding the announcement of the completion of the private placement of approximately $300 million of 10% Senior Discount Notes by ICG Services, Inc.

          (iv) Current Report on Form 8-K dated February 26, 1998, regarding the announcement of earnings information and results of operations for the fiscal year ended December 31, 1997.

                                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ICG COMMUNICATIONS, INC.





Date:  May 12, 1998        By:    /s/ James D. Grenfell
                              -------------------------------------------------
                              James D. Grenfell, Executive Vice President and Chief Financial Officer






Date:  May 12, 1998        By:    /s/ Richard Bambach
                              -------------------------------------------------
                              Richard Bambach, Vice President and Corporate Controller

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ICG FUNDING, LLC




                           By:     ICG Communications, Inc.
                                   Common Member and Manager





Date:  May 12, 1998        By:     /s/ James D. Grenfell
                              -------------------------------------------------
                              James D. Grenfell, Executive Vice President and Chief Financial Officer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ICG HOLDINGS (CANADA), INC.





Date:  May 12, 1998        By:    /s/ James D. Grenfell
                              -------------------------------------------------
                              James D. Grenfell, Executive Vice President and Chief Financial Officer





Date:  May 12, 1998        By:    /s/ Richard Bambach
                              -------------------------------------------------
                              Richard Bambach, Vice President and Corporate Controller

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ICG HOLDINGS, INC.





Date:  May 12, 1998        By:    /s/ James D. Grenfell
                              -------------------------------------------------
                              James D. Grenfell, Executive Vice President,
                              Chief Financial Officer and Director





Date:  May 12, 1998        By:    /s/ Richard Bambach
                              -------------------------------------------------
                              Richard Bambach, Vice President and Corporate Controller

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549