Form 10-Q
period 1998-09-30
ICG COMMUNICATIONS INC
filed 1998-11-13
CIK 1013240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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
                               ICG HOLDINGS, INC.
           (Exact names of Registrants as Specified in their Charters)


------------------------------------------ ------------------------------------
Delaware                                   84-1342022
Canada                                     Not Applicable
Colorado                                   84-1158866
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation)
------------------------------------------ ------------------------------------
161 Inverness Drive West                   Not applicable
Englewood, Colorado 80112

1710-1177 West Hastings Street             c/o ICG Communications, Inc.
Vancouver, BC V6E 2L3                      161 Inverness Drive West
Canada                                     P.O. Box 6742
                                           Englewood, Colorado 80155-6742

161 Inverness Drive West                   Not applicable
Englewood, Colorado 80112
(Address of principal executive offices)   (Address of U.S. agent for service)
------------------------------------------ ------------------------------------
Registrants' telephone numbers, including area codes:
                        (888) 424-1144 or (303) 414-5000

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

     The number of registrants' outstanding common shares as of November 12, 1998 were 46,010,518, 31,831,558 and 1,918, respectively. ICG Holdings (Canada), Inc. owns all of the issued and outstanding shares of ICG Holdings, Inc.

                                TABLE OF CONTENTS




PART I    ..............................................................    3
     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ..............    3
              Consolidated Balance Sheets as of December 31, 1997 and
                September 30, 1998 (unaudited)..........................    3
              Consolidated Statements of Operations (unaudited) for the
                Three Months and Nine Months Ended September 30, 1997
                and 1998................................................    5
              Consolidated Statement of Stockholders' Deficit (unaudited)
                for the Nine Months Ended September 30, 1998 ............   7
              Consolidated Statements of Cash Flows (unaudited) for the
                Nine Months Ended September 30, 1997 and 1998 ...........   8
              Notes to Consolidated Financial Statements, December 31,
                1997 and September 30, 1998 (unaudited) .................  10
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS .................................  20

PART II   ...............................................................  35
     ITEM 1.  LEGAL PROCEEDINGS .........................................  35
     ITEM 2.  CHANGES IN SECURITIES .....................................  35
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...........................  35
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS .....  35
     ITEM 5.  OTHER INFORMATION .........................................  35
     ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K ...........................  35
              Exhibits ..................................................  35
              Report on Form 8-K ........................................  35

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
              December 31, 1997 and September 30, 1998 (unaudited)


                                                                          December 31,         September 30,
                                                                              1997                 1998
                                                                        ------------------    ----------------
                                                                                     (in thousands)
   Assets

    Current assets:
       Cash and cash equivalents                                         $    182,202               429,418
       Short-term investments                                                 112,281                41,000
       Receivables:
          Trade, net of allowance of $7,004 and $14,377 at
            December 31, 1997 and September 30, 1998,
            respectively (note 7)                                              61,439               102,351
          Revenue earned, but unbilled                                          8,599                15,140
          Due from affiliate                                                    9,384                 5,862
          Other                                                                 1,696                 1,664
                                                                        ------------------    ----------------
                                                                               81,118               125,017

       Inventory                                                                3,901                 3,259
       Prepaid expenses and deposits                                           10,543                10,222
                                                                        ------------------    ----------------

          Total current assets                                                390,045               608,916
                                                                        ------------------    ----------------

    Property and equipment                                                    736,700               963,649
       Less accumulated depreciation                                         (105,584)             (158,993)
                                                                        ------------------    ----------------
          Net property and equipment                                          631,116               804,656
                                                                        ------------------    ----------------

    Long-term notes receivable from affiliate and others, net                  10,375                15,002
    Restricted cash                                                            24,649                18,889
    Other assets, net of accumulated amortization:
       Goodwill                                                                77,562               109,960
       Deferred financing costs                                                23,196                37,374
       Deferred advertising costs                                                   -                 1,326
       Transmission and other licenses                                          6,031                 5,779
       Deposits and other                                                       9,404                24,001
                                                                        ------------------    ----------------
                                                                              116,193               178,440
    Net assets of discontinued operations (note 5)                             76,092                78,254
                                                                        ------------------    ----------------

          Total assets                                                   $  1,248,470             1,704,157
                                                                        ==================    ================
                                                                                                  (Continued)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                                            December 31,          September 30,
                                                                                1997                   1998
                                                                         -------------------    -------------------
                                                                                       (in thousands)
Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                                                      $      38,457                 59,122
   Accrued liabilities                                                          71,678                 77,897
   Deferred revenue                                                             10,219                 14,992
   Current portion of capital lease obligations (note 7)                         5,637                  4,474
   Current portion of long-term debt (note 2)                                    1,784                     47
                                                                         -------------------    -------------------
      Total current liabilities                                                127,775                156,532
                                                                         -------------------    -------------------

Capital lease obligations, less current portion (note 7)                        66,939                 60,429
Long-term debt, net of discount, less current portion (note 2)                 890,568              1,553,097
                                                                         -------------------    -------------------

   Total liabilities                                                         1,085,282              1,770,058
                                                                         -------------------    -------------------

Redeemable  preferred  stock of subsidiary  ($301.2  million and
  $334.4  million liquidation value at December 31, 1997 and
  September 30, 1998, respectively) (note 2)                                   292,442                326,248

Company-obligated mandatorily redeemable preferred securities of subsidiary limited liability company which holds solely Company preferred  stock ($133.4 million liquidation value at December 31,
  1997 and September 30, 1998)                                                 127,729                127,944

Stockholders' deficit:
   Common stock (note 3)                                                           749                    596
   Additional paid-in capital                                                  533,541                570,033
   Accumulated deficit                                                        (791,417)            (1,090,672)
   Accumulated other comprehensive income (loss)                                   144                    (50)
                                                                         -------------------    -------------------
      Total stockholders' deficit                                             (256,983)              (520,093)
                                                                         -------------------    -------------------

Commitments and contingencies (notes 4, 5, 6 and 7)

      Total liabilities and stockholders' deficit                        $    1,248,470             1,704,157
                                                                         ===================    ===================

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (unaudited)
         Three Months and Nine Months Ended September 30, 1997 and 1998


                                                         Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                   -------------------------------    -------------------------------
                                                        1997             1998              1997             1998
                                                   -------------    --------------    -------------    --------------
                                                                   (in thousands, except per share data)
Revenue:
   Telecom services                                $   36,543            82,567           101,637         205,269
   Network services                                    16,432            14,550            50,059          40,740
   Satellite services                                   7,640             9,350            22,306          29,982
                                                   -------------    --------------    -------------    --------------
      Total revenue                                    60,615           106,467           174,002         275,991

Operating costs and expenses:
   Operating costs                                     52,602            64,680           156,893         187,964
   Selling, general and administrative expenses        39,187            45,435           110,183         132,917
   Depreciation and amortization                       13,517            24,883            37,198          61,321
   Net loss (gain) on disposal of long-lived
     assets (note 4)                                    1,354              (814)            1,035            (316)
   Restructuring costs                                      -                 -                 -             553
                                                   -------------    --------------    -------------    --------------
      Total operating costs and expenses              106,660           134,184           305,309         382,439

      Operating loss                                  (46,045)          (27,717)         (131,307)       (106,448)

Other income (expense):
   Interest expense                                   (28,834)          (45,982)          (82,290)       (121,974)
   Interest income                                      5,382             8,196            17,284          22,188
   Other expense, net                                     237              (592)              (36)         (4,073)
                                                   -------------    --------------    -------------    --------------
                                                      (23,215)          (38,378)          (65,042)       (103,859)
                                                   -------------    --------------    -------------    --------------

Loss from continuing operations before
  preferred dividends                                 (69,260)          (66,095)         (196,349)       (210,307)
Accretion and preferred dividends on
  preferred securities of subsidiaries,
  net of minority interest in share of losses         (10,112)          (13,987)          (24,981)        (40,774)
                                                   -------------    --------------    -------------    --------------

      Loss from continuing operations                 (79,372)          (80,082)         (221,330)       (251,081)
                                                   -------------    --------------    -------------    --------------

Discontinued operations (note 5):
   Loss from discontinued operations                   (7,502)          (15,381)          (28,285)        (46,973)
   Loss on disposal of discontinued operations,
     including provision of $0.2 million for
     operating losses during phase out period               -            (1,201)                -          (1,201)
                                                   -------------    --------------    -------------    --------------
                                                       (7,502)          (16,582)          (28,285)        (48,174)
                                                   -------------    --------------    -------------    --------------

      Net loss                                     $  (86,874)          (96,664)         (249,615)       (299,255)
                                                   =============    ==============    =============    ==============

Other comprehensive loss:
   Foreign currency translation adjustment               (266)             (118)             (500)           (194)
   Unrealized loss on short-term investments
     available for sale                                  (235)                -              (540)              -
                                                   -------------    --------------    -------------    --------------
      Other comprehensive loss                           (501)             (118)           (1,040)           (194)
                                                   -------------    --------------    -------------    --------------
         Comprehensive loss                        $  (87,375)          (96,782)         (250,655)       (299,449)
                                                   =============    ==============    =============    ==============
                                                                                                          (Continued)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                          Three months ended                 Nine months ended
                                                             September 30,                      September 30,
                                                       -------------------------------    -------------------------------
                                                           1997             1998              1997             1998
                                                       -------------    --------------    -------------    --------------
                                                                    (in thousands, except per share data)
Net loss per share - basic and diluted (note 3):
   Net loss per share from continuing operations
     - basic and diluted                               $    (1.87)            (1.76)          (5.25)              (5.59)
   Net loss per share from discontinued operations
     - basic and diluted                                    (0.18)            (0.36)          (0.67)              (1.07)
                                                       -------------    --------------    -------------    --------------
   Net loss per share - basic and diluted              $    (2.05)            (2.12)          (5.92)              (6.66)
                                                       =============    ==============    =============    ==============

Weighted average number of shares outstanding
  - basic and diluted                                       42,359            45,588          42,159              44,922
                                                        =============    ==============    =============    ==============

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Deficit (unaudited)
                      Nine Months Ended September 30, 1998


                                                                                                   Accumulated
                                                Common stock       Additional                         other              Total
                                          ----------------------   paid-in       Accumulated      comprehensive      stockholders'
                                             Shares      Amount     capital         deficit         income (loss)        deficit
                                          ----------- ----------- ------------- ---------------  ------------------  --------------
                                                                                (in thousands)

Balances at January 1, 1998                  43,974     $  749       533,541         (791,417)            144            (256,983)
   Shares issued for cash by subsidiary,
     net of selling costs                       127          1         3,384                -               -               3,385
   Shares issued in connection with
     business combinations (note 6)             502          5        15,527                -               -              15,532
   Shares issued for cash in connection
     with the exercise of options and
     warrants                                 1,018         10        12,683                -               -              12,693
   Shares issued for cash in connection
     with the employee stock purchase plan      107          1         2,135                -               -               2,136
   Shares issued as contribution to 401(k)
     plan                                        85          1         2,592                -               -               2,593
   Exchange of ICG Holdings (Canada), Inc.
     common shares for ICG common stock           -       (171)          171                -               -                   -
   Cumulative foreign currency translation
     adjustment                                   -          -             -                -            (194)               (194)
   Net loss                                       -          -             -         (299,255)              -            (299,255)
                                          =========== =========== ============= ===============  ==================  ==============
Balances at September 30, 1998               45,813     $  596       570,033       (1,090,672)            (50)           (520,093)
                                          =========== =========== ============= ===============  ==================  ==============

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)
                  Nine Months Ended September 30, 1997 and 1998

                                                                                                    Nine months ended September 30,
                                                                                                  ----------------------------------
                                                                                                       1997               1998
                                                                                                  ---------------    ---------------
                                                                                                           (in thousands)
Cash flows from operating activities:
   Net loss                                                                                       $    (249,615)        (299,255)
   Non-cash operating activities of discontinued operations                                              25,915           33,551
   Adjustments to reconcile net loss to net cash used by operating activities of continuing operations:
     Accretion and preferred dividends on preferred securities of subsidiaries, net of
       minority interest in share of losses                                                              24,981           40,774
     Depreciation and amortization                                                                       37,198           61,321
     Interest expense deferred and included in long-term debt, net of amounts capitalized on
       assets under construction                                                                         75,000          109,850
     Amortization of deferred advertising costs included in selling, general and
       administrative expenses                                                                                -              469
     Amortization of deferred financing costs included in interest expense                                1,988            3,307
     Write-off of non-operating assets                                                                        -              250
     Contribution to 401(k) plan through issuance of common shares                                        2,171            2,593
     Net loss (gain) on disposal of long-lived assets                                                     1,035             (316)
     Change in  operating  assets and  liabilities,  excluding  the  effects of business combinations, dispositions and non-cash transactions:
         Receivables                                                                                     (3,386)         (44,168)
         Inventory                                                                                       (2,367)           1,408
         Prepaid expenses and deposits                                                                   (7,140)             306
         Deferred advertising                                                                                 -           (1,795)
         Accounts payable and accrued liabilities                                                        23,038           23,309
         Deferred revenue                                                                                 2,330            4,773
                                                                                                  ---------------    ---------------
           Net cash used by operating activities of continuing operations                               (68,852)         (63,623)
                                                                                                  ---------------    ---------------
Cash flows from investing activities:
  Increase in long-term notes receivable from affiliates and others                                      (6,329)          (4,877)
  Proceeds from sale of subsidiary, net of cash included in sale                                              -              824
  Payments for business acquisitions, net of cash acquired                                                    -          (14,307)
  Acquisition of property, equipment and other assets, net                                             (187,136)        (260,022)
  Payments for construction of new headquarters                                                         (16,675)          (4,944)
  Proceeds from disposition of property, equipment and other assets                                       3,009              172
  Proceeds from sale of new headquarters, net of selling and other costs                                      -           30,283
  (Purchase) sale of short-term investments available for sale                                          (88,233)          71,281
  (Increase) decrease in restricted cash                                                                 (8,833)           5,760
  Purchase of minority interest in subsidiaries                                                               -           (9,355)
                                                                                                  ---------------    ---------------
       Net cash used by investing activities of continuing operations                                  (304,197)        (185,185)
                                                                                                  ---------------    ---------------
Cash flows from financing activities:
  Proceeds from issuance of common stock:
    Sale by subsidiary                                                                                        -            3,385
    Exercise of options and warrants                                                                      2,829           12,693
    Employee stock purchase plan                                                                          2,145            2,136
  Proceeds from issuance of subsidiary preferred stock, net of issuance costs                           207,550                -
  Proceeds from issuance of long-term debt                                                              101,486          550,574
  Deferred long-term debt issuance costs                                                                 (3,554)         (17,496)
  Principal payments on capital lease obligations                                                       (23,318)          (7,673)
  Principal payments on long-term debt                                                                   (1,179)          (6,850)
  Payments of preferred dividends                                                                             -           (6,695)
                                                                                                  ---------------    ---------------
    Net cash provided by financing activities of continuing operations                                  285,959          530,074
                                                                                                  ---------------    ---------------
    Net (decrease) increase in cash and cash equivalents of continuing operations                       (87,090)         281,266
    Net cash used by discontinued operations                                                            (12,162)         (34,050)
Cash and cash equivalents, beginning of period                                                          433,342          182,202
                                                                                                  ---------------    ---------------
Cash and cash equivalents, end of period                                                                334,090          429,418
                                                                                                  ===============    ===============
                                                                                                                        (Continued)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

          Consolidated Statements of Cash Flows (unaudited), Continued


                                                                                        Nine months ended September 30,
                                                                                     ---------------------------------------
                                                                                            1997                  1998
                                                                                     ------------------    ------------------
                                                                                                 (in thousands)
Supplemental disclosure of cash flows information of continuing operations:
  Cash paid for interest                                                               $        5,302                 8,817
                                                                                     ===================    =================

Supplemental   schedule  of  non-cash  investing  and  financing  activities  of continuing operations:
    Common stock issued in connection with business combinations                       $            -                15,532
                                                                                     ===================    =================

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              December 31, 1997 and September 30, 1998 (unaudited)


(1)  Organization and Basis of Presentation

     (a)  Organization and Nature of Business

          ICG Communications, Inc., a Delaware corporation ("ICG"), was incorporated on April 11, 1996, for the purpose of becoming the new publicly-traded U.S. parent company of ICG Holdings (Canada), Inc., a Canadian federal corporation ("Holdings-Canada"), ICG Holdings, Inc., a Colorado corporation ("Holdings"), and its subsidiaries.

          On January 21, 1998, the Company completed a merger with NETCOM On-Line Communication Services, Inc. ("NETCOM"). At the effective time of the merger, each outstanding share of NETCOM common stock, $.01 par value, became automatically convertible into shares of ICG common stock, $.01 par value ("ICG Common Stock"), at an exchange ratio of
          0.8628 shares of ICG Common Stock per NETCOM common share. The business combination was accounted for as a pooling of interests. Effective November 3, 1998, the Company's board of directors adopted a formal plan to dispose of the operations of NETCOM (see note 5) and, accordingly, the Company's consolidated financial statements reflect the operations and net assets of NETCOM as discontinued for all periods presented.

          On January 23, 1998, the Company formed ICG Services, Inc., a Delaware corporation and wholly owned subsidiary of ICG ("ICG Services"). ICG Services is the parent company of NETCOM and ICG Equipment, Inc., a Colorado corporation formed on January 23, 1998 to purchase or lease telecommunications equipment, software and capacity and related services, and in turn, lease such assets to Holdings' subsidiaries. ICG and its subsidiaries, including ICG Services and its subsidiaries, are collectively referred to as the "Company."

          The Company's principal business activity is telecommunications services, including Telecom Services, Network Services and Satellite Services. Telecom Services consists primarily of the Company's competitive local exchange carrier operations which provide services to business end users and long distance carriers and resellers. Network Services supplies information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end users, including Fortune 1000 firms and other large businesses and telecommunications companies. Satellite Services consists of satellite voice, data and video services provided to major cruise ship lines, the U.S. Navy, the offshore oil and gas industry and integrated communications providers.

     (b)  Reference to Annual and Transition Reports

          The accompanying consolidated financial statements give retroactive effect to the merger of ICG and NETCOM on January 21, 1998, which was accounted for as a pooling of interests, and include the accounts of NETCOM and its subsidiaries as of the end of and for the periods presented. Additionally, the operating results of NETCOM have been presented as discontinued for all periods presented.

          The Company's financial statements should be read in conjunction with ICG's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, NETCOM's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1996 and the consolidated financial statements of ICG and NETCOM combined for fiscal 1997 as filed on Form 8-K of ICG Communications, Inc., ICG Funding, LLC, ICG Holdings (Canada), Inc. and ICG Holdings, Inc., dated June 12, 1998, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(1)  Organization and Basis of Presentation (continued)

          which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

     (c)  Reclassifications

          Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

(2)  Long-term Debt and Redeemable Preferred Securities of Subsidiaries

     Long-term debt is summarized as follows:

                                                                               December 31,          September 30,
                                                                                   1997                   1998
                                                                           ---------------------    -----------------
                                                                                        (in thousands)

     9 7/8% Senior discount notes of ICG Services, net of discount          $             -               260,531
     10% Senior discount notes of ICG Services, net of discount                           -               319,802
     11 5/8% Senior discount notes of Holdings, net of discount                     109,436               119,084
     12 1/2% Senior discount notes of Holdings, net of discount                     367,494               402,413
     13 1/2% Senior discount notes of Holdings, net of discount                     407,409               450,152
     Note payable with interest at the 90-day commercial paper
       rate plus 4 3/4%, paid in full on August 19, 1998                              4,932                     -
     Note payable with interest at 11%, paid in full on June 12, 1998                 1,860                     -
     Mortgage payable with interest at 8 1/2%, due monthly through
       2009, secured by building                                                      1,131                 1,096
     Other                                                                               90                    66
                                                                           ---------------------    -----------------
                                                                                    892,352             1,553,144
       Less current portion                                                          (1,784)                  (47)
                                                                           ---------------------    -----------------
                                                                           $          890,568           1,553,097
                                                                           =====================    =================

     Redeemable preferred stock of subsidiary is summarized as follows:

                                                                               December 31,              September 30,
                                                                                   1997                      1998
                                                                           ----------------------     -------------------
                                                                                          (in thousands)
     14% Exchangeable preferred stock of Holdings, mandatorily
       redeemable 2008                                                      $    108,022                   120,440
     14 1/4% Exchangeable preferred stock of Holdings,
       mandatorily redeemable 2007                                               184,420                   205,808
                                                                           ----------------------     -------------------
                                                                            $    292,442                   326,248
                                                                           ======================     ===================

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)  Stockholders' Deficit

     (a)  Common Stock

          Common stock outstanding at September 30, 1998 represents the issued and outstanding common stock of ICG and Class A common shares of Holdings-Canada (not owned by ICG) which are exchangeable at any time, on a one-for-one basis, for ICG Common Stock. The following table sets forth the number of shares outstanding for ICG and Holdings-Canada on a separate company basis as of September 30, 1998:

                                                                                       Shares               Shares
                                                                                       owned            owned by third
                                                                                       by ICG              parties
                                                                                  -----------------    -----------------
          ICG  Common Stock, $.01 par value,  100,000,000 shares authorized;
            45,810,896 shares issued and outstanding at September 30, 1998                     -          45,810,896
          Holdings-Canada Class A common shares, no par value, 100,000,000 shares  authorized;  31,831,558 shares issued and outstanding at September 30, 1998:
              Class A common shares, exchangeable on a one-for-one basis for
                ICG Common Stock at any time                                                   -               2,258
              Class A common shares owned by ICG                                      31,829,300                   -
                                                                                                       -----------------
          Total shares outstanding                                                                        45,813,154
                                                                                                       =================

          For various business purposes, Holdings-Canada has adopted a plan of reorganization, dated November 4, 1998, whereby the minority shareholders of Holdings-Canada will receive ICG Common Stock in exchange for their Class A common shares. Also under the plan, any warrants outstanding to purchase Class A common shares of Holdings-Canada will be exchanged for warrants to purchase ICG Common Stock on equivalent terms and conditions. The reorganization will be concluded and effective January 1, 1999 and will have no effect on the Company's reported net loss per share.

     (b)  Net Loss Per Share

          Basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding. Weighted average number of shares outstanding represents combined ICG Common Stock and Holdings-Canada Class A common shares outstanding. Potential common stock, which include options, warrants and convertible subordinated notes and preferred stock, are not included in the loss per share calculation as their effect is anti-dilutive. The Company has presented net loss per share from discontinued operations in the consolidated statement of operations for all periods presented.

(4)  Sale of Satellite Services Operating Subsidiaries

     On July 17, 1998, the Company entered into separate definitive agreements to sell the capital stock of MarineSat Communications, Inc. ("MCN") and Nova-Net Communications, Inc. ("Nova-Net"), two subsidiaries within the Company's Satellite Services operations. The sale of MCN was completed on August 12, 1998 and, accordingly, the Company's consolidated financial statements include the results of operations of MCN through that date. The Company recorded a gain on the sale of MCN of approximately $0.8 million in its statement of operations during the three months ended September 30, 1998. Regulatory approvals have been received and the sale of Nova-Net is expected to close on November 18, 1998. The combined revenue, net loss or net loss per share of MCN and Nova-Net do not represent a significant portion of the Company's historical consolidated revenue, net loss or net loss per share.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(5)  Discontinued Operations

     Loss from discontinued operations consists of the following:

                                                             Three months ended                Nine months ended
                                                                September 30,                    September 30,
                                                         ----------------------------    ------------------------------
                                                             1997            1998           1997              1998
                                                         -------------    -----------    ------------     -------------
                                                                                (in thousands)

     Zycom (a)                                            $    (675)         (1,449)         (3,068)           (4,647)
     NETCOM (b)                                              (6,827)        (13,932)        (25,217)          (42,326)
                                                         -------------    -----------    ------------     -------------
       Loss from discontinued operations                  $  (7,502)        (15,381)        (28,285)          (46,973)
                                                         =============    ===========    ============     =============

     (a)  Zycom

          The Company owns a 70% interest in Zycom Corporation ("Zycom") which, through its wholly owned subsidiary, Zycom Network Services, Inc. ("ZNSI"), operated an 800/888/900 number services bureau and a switch platform in the United States and supplied information providers and commercial accounts with audiotext and customer support services. In June 1998, Zycom was notified by its largest customer of the customer's intent to transfer its call traffic to another service bureau. In order to minimize the obligation that this loss in call traffic would generate under Zycom's volume discount agreements with AT&T Corp. ("AT&T"), its call transport provider, ZNSI entered into an agreement on July 1, 1998 with an unaffiliated entity, ICN Limited ("ICN"), whereby ZNSI assigned the traffic of its largest audiotext customer and its other 900-number customers to ICN, effective October 1, 1998. As part of this agreement, ICN assumed all minimum call traffic volume obligations to AT&T.

          The call traffic assigned to ICN represents approximately 86% of Zycom's revenue for the year ended December 31, 1997. The loss of this significant portion of Zycom's business, despite management's best efforts to secure other sources of revenue, raised substantial doubt as to Zycom's ability to operate in a manner which would benefit Zycom's or the Company's shareholders. Accordingly, on August 25, 1998, Zycom's board of directors approved a plan to wind down and ultimately discontinue Zycom's operations. On October 22, 1998, Zycom completed the transfer of all customer traffic to other providers and Zycom anticipates it will need approximately 30 to 60 days to dispose of its remaining assets and discharge its remaining liabilities.

          The Company's consolidated financial statements reflect the operations of Zycom as discontinued for all periods presented. Zycom incurred net losses from operations of approximately $1.0 million for the period from August 25, 1998 to the end of the period presented. During the three months ended September 30, 1998, the Company accrued approximately $1.2 million for estimated losses on disposal of Zycom's operations, including approximately $0.2 million for operating losses of Zycom during the phase out period. Included in net assets of discontinued operations in the Company's consolidated balance sheet at September 30, 1998 is approximately $0.5 million of Zycom's net property and equipment. Other remaining assets and liabilities of Zycom included in the Company's consolidated balance sheet at September 30, 1998 are cash of approximately $0.2 million, other current assets of approximately $1.5 million and accounts payable and accrued liabilities of approximately $3.4 million.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(5)  Discontinued Operations (continued)

     (b)  NETCOM

          Effective November 3, 1998, the Company's board of directors adopted a formal plan to dispose of the operations of NETCOM and, accordingly, the Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. The Company's plan of disposal consists of the sale to one or more third parties in one or more transactions of all of the operating assets of NETCOM which will not be used in future Telecom Services operations. At September 30, 1998, net assets of NETCOM included in net assets of discontinued operations in the Company's consolidated balance sheet are approximately $3.0 million of inventory and prepaid expenses and approximately $80.3 million of net property and equipment and other non-current assets, offset by approximately $5.5 million of capital lease obligations. The Company has commenced an active plan to locate one or more buyers and intends to complete the sales within one year. The Company expects to record a gain on the sale of NETCOM in the period of disposition, although the amount of such gain is not presently determinable.

          Other remaining assets and liabilities of NETCOM included in the Company's consolidated balance sheet at September 30, 1998 are net accounts receivable of approximately $2.5 million and accounts payable and accrued liabilities of approximately $7.5 million.

(6)  Business Combinations

     On July 27, 1998, the Company acquired DataChoice Network Services L.L.C. ("DataChoice") for total consideration of $5.9 million, consisting of 145,997 shares of ICG Common Stock and approximately $1.1 million in cash. The Company accounted for the business combination as a purchase and, accordingly, the net assets and the results of operations of DataChoice have been included in the Company's consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of $5.7 million has been recorded as goodwill and is being amortized on a straight-line basis over five years. Revenue, net loss and loss per share on a pro forma basis, assuming the acquisition of DataChoice was completed at the beginning of the periods presented, are not significantly different from the Company's historical results. DataChoice, a Colorado limited liability company, provides point-to-point data transmission resale services through its long-term agreements with multiple regional carriers and nationwide providers.

     Additionally, the Company completed a series of transactions on July 30, 1998 to acquire NikoNET, Inc., CompuFAX Acquisition Corp. and Enhanced
     Messaging Services, Inc. (collectively, "NikoNET"). The Company paid approximately $13.8 million in cash, which included dividends payable by NikoNET to its former owners and amounts to satisfy NikoNET's former line of credit, assumed approximately $0.7 million in liabilities and exchanged 356,318 shares of ICG Common Stock with a fair market value of approximately $10.7 million, for all the capital stock of NikoNET. The Company accounted for the business combination as a purchase and, accordingly, the net assets and the results of operations of NikoNET have been included in the Company's consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of $22.6 million has been recorded as goodwill and is being amortized on a straight-line basis over five years. Revenue, net loss and loss per share on a pro forma basis, assuming the acquisition of NikoNET was completed at the beginning of the periods presented, are not significantly different from the Company's historical results. Located in Atlanta, Georgia, NikoNET provides broadcast facsimile services and value-added messaging services to financial institutions, corporate investor and public relations departments and other customers. The Company believes that the acquisition of NikoNET will enable the Company to expand the service offerings currently available to its Telecom Services customers.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)  Business Combinations (continued)

     On August 27, 1998, the Company purchased, for $9.0 million in cash, the remaining 20% equity interest in ICG Ohio LINX, Inc. ("ICG Ohio LINX") which it did not already own. ICG Ohio LINX is a facilities-based competitive local exchange carrier which operates a fiber optic telecommunications network in Cleveland and Dayton, Ohio. The Company's additional investment in ICG Ohio LINX is included in goodwill in the accompanying consolidated balance sheet at September 30, 1998.

     In January 1997, the Company announced a strategic alliance with Central and SouthWest Corporation ("CSW") which is developing and marketing telecommunications services in certain cities in Texas. The venture entity, a limited partnership named CSW/ICG ChoiceCom, L.P ("ChoiceCom"), is based in Austin, Texas. Currently, CSW holds 100% of the interest in ChoiceCom, and CSW and the Company each have two representatives on the Management Committee of the general partner of ChoiceCom. On October 7, 1998, the Company entered into a definitive agreement with CSW to purchase 100% of the partnership interests in ChoiceCom. Cash consideration for the purchase is estimated to be approximately $50.0 to $55.0 million. The transaction is subject to regulatory approvals and is expected to close in late 1998 or early 1999. The acquisition of ChoiceCom will be accounted for as a purchase.

(7)  Commitments and Contingencies

     (a)  Network Construction

          In March 1996, the Company and Southern California Edison Company ("SCE") entered into a 25-year agreement under which the Company will license 1,258 miles of fiber optic cable in Southern California, and can install up to 500 additional miles of fiber optic cable. This network, which will be maintained and operated primarily by the Company, stretches from Los Angeles to southern Orange County. Under the terms of this agreement, SCE is entitled to receive an annual fee for ten years, certain fixed quarterly payments, a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under the agreement totaled approximately $135.9 million at September 30, 1998. The agreement has been accounted for as a capital lease in the accompanying consolidated balance sheets.

          In May 1997, the Company entered into a long-term agreement with the Southern Company ("Southern") that will permit the Company to construct a 100-mile fiber optic network in the Atlanta metropolitan area. The Company paid $5.5 million upon execution of the agreement and was responsible for reimbursement to Southern for costs of network design, construction, installation, maintenance and repair. Additionally, the Company is also required to pay Southern a quarterly fee based on specified percentages of the Company's revenue derived from services provided over this network. Network construction on the initial 43-mile build was completed in September of 1998 at a total cost of $9.0 million, including the cost for the initial build.

          In June 1997, the Company entered into an indefeasible right of use ("IRU") agreement with Qwest Communications Corporation ("Qwest") for approximately 1,800 miles of fiber optic network and additional broadband capacity in California, Colorado, Ohio and the Southeast. Network construction is ongoing and is expected to be completed by December 1998. The Company is responsible for payment on the construction as segments of the network are completed and has incurred approximately $17.7 million as of September 30, 1998, with remaining costs anticipated to be approximately $17.3 million. Additionally, the Company has committed to purchase $6.0 million in network capacity from Qwest prior to the end of 1999.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(7)  Commitments and Contingencies (continued)

     (b)  Other Commitments

          The Company has entered into various equipment purchase agreements with certain of its vendors. Under these agreements, if the Company does not meet a minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. In addition, the agreements may be terminated by either the Company or the vendor upon prior written notice.

          Additionally,  the Company has entered  into  certain  commitments  to
          purchase   capital   assets  with  an  aggregate   purchase  price  of
          approximately $82.0 million at September 30, 1998.

     (c)  Transport and Termination Charges

          The Company has recorded revenue of approximately $4.9 million, $17.8 million and $32.9 million for fiscal 1997 and the three months and nine months ended September 30, 1998, respectively, for reciprocal compensation relating to the transport and termination of local traffic to Internet service providers ("ISPs") from customers of incumbent local exchange carriers ("ILECs") pursuant to various interconnection agreements. The ILECs have not paid most of the bills they have received from the Company and have disputed substantially all of these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal laws and public policies. The resolution of these disputes will be based on rulings by state public utility commissions and/or by the Federal Communications Commission ("FCC"). To date, there have been favorable final rulings from 23 states, favorable preliminary decisions from one additional state and no unfavorable rulings by any state public utility commission that would indicate that calls placed by end users to ISPs would not qualify as local traffic subject to the payment of reciprocal compensation. In addition to the one preliminary ruling, cases are pending before three other states. Additionally, three federal district court decisions have upheld favorable state public utility commission rulings. On October 30, 1998, the FCC issued a decision that found that certain high-speed dedicated access connections, or digital subscriber line services, between end users and ISPs are interstate communications. This decision did not consider or address the issue of whether competitive local exchange carriers are entitled to receive reciprocal compensation for the transport and termination to ISPs of circuit-switched dial-up traffic originated by the ILECs. Therefore, the recent FCC decision does not change the obligations of the ILECs under existing interconnection agreements or affect state regulatory decisions requiring the ILECs to pay reciprocal compensation for ISP traffic using dial-up services. The FCC has not yet issued a decision specifically addressing reciprocal compensation issues, although the FCC has stated publicly that it will issue such a decision in the near future. The Company has also recorded revenue of approximately $4.1 million and $9.6 million for the three months and nine months ended September 30, 1998, respectively, related to other transport and termination charges to the ILECs, pursuant to the Company's interconnection agreements with these carriers. Included in the Company's trade receivables at December 31, 1997 and September 30, 1998 is $4.4 million and $44.1 million, respectively, for all receivables related to transport and termination charges. While the Company believes that all revenue recorded through September 30, 1998 is collectible and that future revenue from transport and termination charges billed under the Company's current interconnection agreements will be realized, there can be no assurance that future regulatory rulings will be favorable to the Company, or that different pricing plans for transport and termination charges between carriers will not be considered when the Company's interconnection agreements are renegotiated, beginning in 1999.

                   ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(7)  Commitments and Contingencies (continued)

     (d)  Litigation

          On April 4, 1997, certain shareholders of Zycom filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas (Cause No. 97-17777) against the Company, Zycom and certain of their subsidiaries. This complaint alleges that the Company and certain of its subsidiaries breached certain duties owed to the plaintiffs. The plaintiffs were denied class certification, have appealed this decision and have amended their petition to include approximately 150 named plaintiffs. The Company is vigorously defending the claims. While it is not possible to predict the outcome of this litigation, management believes these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

          The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(8)  Summarized Financial Information of ICG Holdings, Inc.

     The 11 5/8% Senior Discount Notes due 2007 (the "11 5/8% Notes") issued by Holdings during 1997 are guaranteed by ICG. The 12 1/2% Senior Discount Notes due 2006 (the "12 1/2% Notes") and the 13 1/2% Senior Discount Notes due 2005 (the "13 1/2% Notes") issued by Holdings during 1996 and 1995, respectively, are guaranteed by ICG and Holdings-Canada.

     The separate complete financial statements of Holdings have not been included herein because such disclosure is not considered to be material to the holders of the 11 5/8% Notes, the 12 1/2% Notes and the 13 1/2% Notes. However, summarized combined financial information for Holdings and its subsidiaries is as follows:

                       Condensed Balance Sheet Information


                                                      December 31, 1997         September 30, 1998
                                                  ------------------------    ---------------------
                                                                    (in thousands)
     Current assets                               $        215,817                    254,385
     Property and equipment, net                           632,167                    682,915
     Other non-current assets, net                         122,768                    165,505
     Current liabilities                                    98,351                     87,076
     Long-term debt, less current portion                  890,503                    973,538
     Capital lease obligations, less current
       portion                                              66,939                     60,429
     Due to parent                                          30,970                    150,571
     Due to ICG Services                                         -                    113,800
     Preferred stock                                       292,442                    326,248
     Stockholder's deficit                                (408,453)                  (608,857)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(8)  Summarized Financial Information of ICG Holdings, Inc.

     Summarized Consolidated and Combined Statement of Operations Information

                                               Three months ended September 30,       Nine months ended September 30,
                                             ------------------------------------   ----------------------------------
                                                    1997                1998             1997               1998
                                             -----------------    ---------------   --------------    ----------------
                                                                            (in thousands)

     Total revenue                            $     67,736             112,676         195,552             294,852
     Total operating costs and expenses            114,270             142,265           1,035             403,424
     Operating loss                                (46,532)            (29,589)       (133,808)           (108,572)
     Net loss                                      (79,884)            (40,166)       (224,003)           (200,404)

(9)  Condensed Financial Information of ICG Holdings (Canada), Inc.

     Condensed financial information for Holdings-Canada only is as follows:

                       Condensed Balance Sheet Information

                                                        December 31, 1997          September 30, 1998
                                                     ------------------------    ---------------------
                                                                         (in thousands)
     Current assets                                   $        162                        162
     Advances to subsidiaries                               30,790                    150,571
     Non-current assets, net                                 3,800                      2,477
     Current liabilities                                       107                        107
     Long-term debt, less current portion                       65                         65
     Due to parent                                          22,162                    140,749
     Share of losses of subsidiary                         408,453                    608,857
     Shareholders' deficit                                (396,035)                  (596,568)

                  Condensed Statement of Operations Information

                                             Three months ended September 30,         Nine months ended September 30,
                                           ------------------------------------  ----------------------------------------
                                                 1997               1998                1997                  1998
                                           ---------------  -------------------  -----------------    -------------------
                                                                           (in thousands)
     Total revenue                         $          -                -                     -                     -
     Total operating costs and expenses              47               48                   147                    129
     Operating loss                                 (47)             (48)                 (147)                  (129)
     Losses of subsidiaries                     (79,884)         (40,166)             (224,003)              (200,404)
     Net loss attributable to common
       shareholders                             (79,931)         (40,214)             (224,150)              (200,533)


                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(10) Condensed  Financial  Information  of  ICG  Communications,   Inc.  (Parent
     company)

     The primary assets of ICG are its investments in ICG Services, ICG Funding, LLC ("ICG Funding"), Holdings-Canada and NikoNET, including advances to those subsidiaries. Certain corporate expenses of the parent company are included in ICG's statement of operations and were approximately zero and $0.1 million for the three months and nine months ended September 30, 1997, respectively, and $1.0 million and $2.0 million for the three months and nine months ended September 30, 1998, respectively. ICG has no operations other than those of ICG Services, ICG Funding and Holdings-Canada and their subsidiaries.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, dependence on increased traffic on the Company's facilities, the successful implementation of the Company's strategy of offering an integrated telecommunications package of local, long distance, data and value added services, continued development of the Company's network infrastructure and actions of competitors and regulatory authorities that could cause actual results to differ materially from the forward-looking statements. The results of operations for the three months and nine months ended September 30, 1998 represent the consolidated operating results of the Company. See the unaudited condensed consolidated financial statements of the Company for the nine months ended September 30, 1998 included elsewhere herein. The Company has reclassified its historical consolidated financial statements to present the operations of Zycom and NETCOM as discontinued. The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31. All dollar amounts are in U.S. dollars.

Company Overview

     ICG Communications Inc., ("ICG" or the "Company") is one of the nation's leading competitive integrated communications providers ("ICPs") based on the industry's 1997 revenue. ICPs seek to provide an alternative to the incumbent local exchange carriers ("ILECs"), long distance carriers and other communication service providers for a full range of communications services in the increasingly deregulated telecommunications industry. Through its competitive local exchange carrier ("CLEC") operations, the Company operates networks in four regional clusters covering major metropolitan statistical areas in California, Colorado, Ohio and the Southeast. The Company also provides a wide range of network systems integration services, maritime and international satellite transmission services. Network Services consist of information technology services and selected networking products, focusing on network design, installation, maintenance and support. Satellite Services consist of satellite voice, data and video services provided to major cruise lines, the U.S. Navy, the offshore oil and gas industry and integrated communications providers. As a leading participant in the rapidly growing competitive local telecommunications industry, the Company has experienced significant growth, with total revenue increasing from $110.2 million for fiscal 1995 to $347.0 million for the 12-month period ended September 30, 1998. The Company's rapid growth is the result of the initial installation, acquisition and subsequent expansion of its fiber optic networks and the expansion of its communications service offerings.

     The Federal Telecommunications Act of 1996 (the "Telecommunications Act") and pro-competitive state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Due to these regulatory changes, the Company is now permitted to offer all interstate and intrastate telephone services, including competitive local dial tone. The Company is marketing and selling local dial tone services in major metropolitan areas in the following regions: California, which began service in late January 1997, followed by Ohio in February 1997, Colorado in March 1997 and the Southeast in May 1997. During fiscal 1997 and the nine months ended September 30, 1998, the Company sold 178,470 and 144,274 local access lines, respectively, of which 290,983 were in service at September 30, 1998. In addition, the Company's operating networks have grown from 627 fiber route miles at the end of fiscal 1995 to 3,995 fiber route miles as of September 30, 1998. The Company has 21 operating high capacity digital voice switches and 15 data communications switches, and plans to install additional switches as demand warrants. As a complement to its local exchange services, the Company has begun marketing bundled service offerings which include long distance, enhanced telecommunications services and data services and plans to intensify the offerings of such services in the near term.

     The Company will continue to expand its network through construction, leased facilities, strategic alliances and mergers and acquisitions. For example, on October 7, 1998, the Company entered into a definitive agreement with Central and SouthWest Corporation ("CSW") to purchase 100% of the partnership interests in CSW/ICG ChoiceCom, L.P. ("ChoiceCom"). The Company formed a strategic alliance with CSW to develop and market telecommunications services in certain cities in Texas. The venture entity, ChoiceCom, is based in Austin, Texas and offers a variety of telecommunications services, including local exchange services, in San Antontio, Dallas, Austin, Houston and Corpus Christi, Texas. For the nine months ended September 30, 1998, ChoiceCom reported $1.9 million in revenue and 5,341 access lines in service sold by ChoiceCom and 4,476 access lines in service sold by ICG at the end of the period.

Additionally, ChoiceCom has 3 operating high capacity digital voice switches as of September 30, 1998. The Company expects to complete the transaction in late 1998 or early 1999.

     To better focus its efforts on its core Telecom Services operations, the Company progressed toward the disposal of certain assets which management believes do not complement its overall business strategy. On July 17, 1998, the Company entered into a definitive agreement to sell the capital stock of Nova-Net Communications, Inc. ("Nova-Net") and on August 12, 1998, the Company completed the sale of MarineSat Communications, Inc. ("MCN"), two of the operating subsidiaries within the Company's Satellite Services operations. The results of operations of MCN have been included in the Company's consolidated results of operations through the closing date of the sale. Due primarily to the loss of a major customer, which generated a significant obligation under a volume discount agreement with its call transport provider, the board of directors of Zycom Corporation ("Zycom"), a 70%-owned subsidiary of the Company which operated an 800/888/900 number services bureau and switch platform, approved a plan on August 25, 1998 to wind down and ultimately discontinue Zycom's operations. Effective October 22, 1998, Zycom completed the transfer of all customer traffic to other providers and anticipates it will need approximately 30 to 60 days to dispose of its remaining assets and discharge its remaining liabilities. Additionally, effective November 3, 1998, the Company's board of directors adopted a formal plan to dispose of the operations of NETCOM On-Line Communication Services, Inc. ("NETCOM"), a provider of Internet connectivity and Web site hosting services and other value-added services located in San Jose, California. NETCOM is a wholly owned subsidiary of the Company acquired on January 21, 1998 in a transaction accounted for as a pooling of interests. The Company's plan of disposal consists of the sale to one of more third parties in one or more transactions of all of the operating assets of NETCOM which will not be used in future Telecom Services operations. The Company has commenced an active plan to locate one or more buyers and intends to complete the sales within one year. The Company expects to record a gain on the sale of NETCOM in the period of disposition, although the amount of such gain is not presently determinable. For fiscal 1997 and the nine months ended September 30, 1998, Zycom and NETCOM combined reported revenue of $189.0 million and $138.9 million, respectively, and EBITDA losses (before nonrecurring charges) of $(12.1) million and $(12.4) million, respectively. The Company has reclassified its historical consolidated financial statements to present the operations of Zycom and NETCOM as discontinued.

     In conjunction with the increase in its service offerings, the Company has and will continue to need to spend significant amounts on sales, marketing, customer service, engineering and support personnel prior to the generation of corresponding revenue. EBITDA, operating and net losses have generally increased immediately preceding and during periods of relatively rapid network expansion and development of new services. Since the quarter ended June 30, 1996, EBITDA losses (before nonrecurring charges) have improved for each consecutive quarter. As the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities, while experiencing decelerating increases in personnel and other selling, general and administrative expenses supporting its operations, any or all of which may not occur, the Company anticipates that EBITDA losses will continue to improve in the near term.

Results of Operations

     The following table provides a breakdown of revenue and operating costs for Telecom Services, Network Services and Satellite Services, and certain other financial data for the Company for the periods indicated. The table also shows certain revenue, operating costs and expenses, operating loss, EBITDA and EBITDA (before nonrecurring charges) as a percentage of the Company's total revenue.

                                               Three months ended September 30,                Nine months ended September 30,
                                       ------------------------------------------------- ------------------------------------------
                                                1997                     1998                    1997                  1998
                                       -----------------------  ------------------------ --------------------- --------------------
                                           $            %             $           %           $          %         $           %
                                       -----------  ----------  -------------- --------- ------------- ------- ----------- --------
                                                                                 (unaudited)
                                                                                (in thousands)
 Statement of Operations Data:
 Revenue:
    Telecom services                      36,543        60          82,567         77      101,637       58       205,269        74
    Network services                      16,432        27          14,550         14       50,059       29        40,740        15
    Satellite services                     7,640        13           9,350          9       22,306       13        29,982        11
                                       ----------- -----------  -------------- --------- ------------- ------- -------------  -----
       Total revenue                      60,615       100         106,467        100      174,002      100       275,991       100
 Operating costs:
    Telecom services                      35,215                    48,145                 104,135                137,113
    Network services                      13,151                    12,177                  40,569                 35,632
    Satellite services                     4,236                     4,358                  12,189                 15,219
                                       ----------- -----------  -------------- --------- ------------- ------- -------------  -----
       Total operating costs              52,602        87          64,680         61      156,893       90       187,964        68
 Selling, general and administrative      39,187        65          45,435         43      110,183       63       132,917        48
 Depreciation and amortization            13,517        22          24,883         23       37,198       21        61,321        22
 Net loss (gain) on disposal of long-
   lived assets                            1,354         2            (814)        (1)       1,035        1          (316)        -
 Restructuring costs                           -         -               -          -            -        -           553         -
                                       ----------- -----------  -------------- --------- ------------- ------- -------------  -----
    Operating loss                       (46,045)      (76)        (27,717)      (26)     (131,307)     (75)     (106,448)      (38)


Other Data:
Net cash used by operating activities
  of  continuing operations              (33,088)                  (12,447)                (68,852)               (63,623)
Net cash used by investing activities
  of continuing operations              (193,446)                 (151,395)               (304,197)              (185,185)
Net cash provided (used) by financing
  activities of continuing operations    112,270                    (6,055)                285,959                530,074
EBITDA (1)                               (32,528)      (54)         (2,834)       (3)      (94,109)     (54)      (45,127)      (16)
EBITDA (before nonrecurring charges)     (31,174)      (51)         (3,648)       (2)      (93,074)     (53)      (44,890)      (16)
  (1)
Capital expenditures of continuing
  operations (2)                          64,347                   107,108                 187,136                260,022
Capital expenditures of discontinued
  operations (2)                           3,259                     5,021                  14,333                 20,228



                                            September 30,      December 31,       March 31,          June 30,        September 30,
                                                1997              1997              1998              1998              1998
                                           ---------------    --------------    -------------     -------------     --------------
                                                                               (unaudited)
Statistical Data (3):
Full time employees                              2,861              3,032             3,050           3,089              3,251
Telecom services:
  Access lines in service (4)                   50,551            141,035           186,156         237,458            290,983
  Buildings connected: (5)
    On-net                                         590                596               637             665                684
    Hybrid (6)                                   1,726              1,725             3,294           3,733              4,217
                                           ---------------    --------------    -------------     -------------     --------------
      Total buildings connected                  2,316              2,321             3,931           4,398              4,901
  Customer circuits in service (VGEs)(7)     1,006,916          1,111,697         1,171,801       1,250,479          1,331,510
  Operational switches:
    Voice                                           18                 19                20              20                 21
    Data                                            15                 15                15              15                 15
                                           ---------------    --------------    -------------     -------------     --------------
      Total operational switches                    33                 34                35              35                 36
  Switched minutes of use (millions)               788                660               639             516                513
  Fiber route miles (8):
    Operational                                  3,021              3,043             3,194           3,812              3,995
    Under construction                               -                  -                 -               -                406
  Fiber strand miles (9):
    Operational                                109,510            111,435           118,074         124,642            127,756
    Under construction                               -                  -                 -               -             13,930
  Wireless miles (10)                              511                511               511             511                415
Satellite services:
  VSATs                                            934                957               921             928                966
  C-Band installations (11)                         54                 57                59              66                 69
Internet services (12) :
  Direct access and Web site hosting
    services subscribers                        10,630             12,275            14,976          18,638             23,308
  Average monthly revenue per
    subscriber                               $   24.24              25.01             25.12           25.87              26.52


(1) EBITDA consists of earnings (loss) from continuing operations before interest, income taxes, depreciation and amortization, other expense, net and minority interest in share of losses, or simply, operating loss plus deprecation and amortization. EBITDA (before nonrecurring charges) represents EBITDA before certain nonrecurring charges such as the net loss
     (gain) on disposal of long-lived assets, provision for impairment of long-lived assets and restructuring costs. EBITDA and EBITDA (before nonrecurring charges) are provided because they are measures commonly used in the telecommunications industry. EBITDA and EBITDA (before nonrecurring charges) are presented to enhance an understanding of the Company's operating results and are not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA and EBITDA (before nonrecurring charges) are not measurements under GAAP and are not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities of continuing operations as determined using GAAP are also presented in Other Data.

(2) Capital expenditures include assets acquired under capital leases and excludes payments for construction of the Company's new headquarters, which the Company sold in January 1998 and leased back under a long-term operating lease. Capital expenditures of discontinued operations includes capital expenditures of Zycom and NETCOM.

(3) Amounts presented are for three-month periods ended, or as of the end of, the period presented.

(4) Access lines in service at September 30, 1998 includes 199,152 lines which are provisioned through the Company's switch and 91,831 lines which are provisioned through resale and other agreements with various local exchange carriers. Resale lines typically generate lower margins and are used primarily to obtain customers. Although the Company plans to migrate lines from resale to higher margin on-switch lines, there is no assurance that it will be successful in executing this strategy.

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

(8) Fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of September 30, 1998, the Company had 3,995 fiber route miles, of which 53 fiber route miles were leased under operating leases. Fiber route miles under construction represents fiber under construction and fiber which is expected to be operational within six months.

(9) Fiber strand miles refers to the number of fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of September 30, 1998, the Company had 127,756 fiber strand miles, of which 2,028 fiber strand miles were leased under operating leases. Fiber strand miles under construction represents fiber under construction and fiber which is expected to be operational within six months.

(10) Wireless miles represents the total distance of the digital microwave paths between Company transmitters which are used in the Company's networks.

(11) C-Band installations service cruise ships, U.S. Navy vessels and offshore oil platform installations.

(12) The Company's Internet Services are provided by NETCOM. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Revenue. Revenue for the three months ended September 30, 1998 increased $45.9 million, or 76%, from the three months ended September 30, 1997. Telecom Services revenue increased 126% to $82.6 million due to an increase in revenue from local services (dial tone), long distance and special access services, offset in part by a decline in average unit pricing and in wholesale switched services revenue. Local services revenue increased from $3.1 million (9% of Telecom Services revenue) for the three months ended September 30, 1997 to $44.1 million (53% of Telecom Services revenue) for the three months ended September 30, 1998. Revenue from long distance services generated $6.7 million for the three months ended September 30, 1998, compared to no reported revenue for the three months ended September 30, 1997. Special access revenue increased from $14.4 million (39% of Telecom Services revenue) for the three months ended September 30, 1997 to $20.2 million (24% of Telecom Services revenue) for the three months ended September 30, 1998. Switched access (terminating long distance) revenue decreased to approximately $11.6 million for the three months ended September 30, 1998, compared to $19.1 million for the three months ended September 30, 1997. The Company anticipates that switched access revenue will continue to decline as it de-emphasizes its wholesale switched services. The Company has recently raised prices on its wholesale switched services product in order to improve margins and free up switch port capacity for its higher margin dial tone product. Revenue from data services did not generate a material portion of total revenue during either period.

     Network Services revenue decreased 11% to $14.6 million for the three months ended September 30, 1998 as compared to $16.4 million for the three months ended September 30, 1997. The decrease in Network Services revenue is primarily due to the decline in network integration services projects from new and existing customers between the comparative periods, offset slightly by increases in integrated cabling services revenue. In addition, two significant customers delayed construction on major facilities during the three months ended September 30, 1998.

     Satellite Services revenue increased $1.7 million, or 22%, to $9.4 million for the three months ended September 30, 1998. This increase is primarily due to the operations of Maritime Telecommunications Network, Inc. ("MTN"), which comprised $6.9 million of total Satellite Services revenue for the three months ended September 30, 1998, an increase of $2.3 million compared to the same period in 1997. The increase in revenue of MTN was offset by a decrease in revenue of MCN of $0.8 million since the results of operations of MCN were included in the Company's consolidated financial statements only through the closing date of the sale of MCN on August 12, 1998.

     Operating costs. Total operating costs for the three months ended September 30, 1998 increased $12.1 million, or 23%, from the three months ended September 30, 1997. Telecom Services operating costs increased from $35.2 million, or 96% of Telecom Services revenue, for the three months ended September 30, 1997, to $48.1 million, or 58% of Telecom Services revenue, for the three months ended September 30, 1998. Telecom Services operating costs consist of payments to ILECs for the use of network facilities to support special and switched access services, network operating costs, right of way fees and other costs. The increase in operating costs in absolute dollars is attributable to the increase in volume of local and special access services and the addition of network operating costs which include engineering and operations personnel dedicated to the development and launch of local exchange services. The decrease in operating costs as a percentage of total revenue is due primarily to a greater volume of higher margin services, principally local exchange services. The Company expects the Telecom Services ratio of operating costs to revenue will further improve as the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than the ILEC facilities and obtains the right to use unbundled ILEC facilities on satisfactory terms, any or all of which may not occur.

     Network Services operating costs decreased 7% to $12.2 million and increased as a percentage of Network Services revenue from 80% for the three months ended September 30, 1997 to 84% for the three months ended September 30, 1998. The decrease in operating costs in absolute dollars is due to the decrease in general business volume between the comparative periods. Network Services operating costs increased as a percentage of revenue due to the decline in higher margin network integration services projects during the three months ended September 30, 1998. Network Services operating costs include the cost of equipment sold, direct hourly labor and other indirect project costs.

     Satellite Services operating costs increased to $4.4 million for the three months ended September 30, 1998, from $4.2 million for the three months ended September 30, 1997. Satellite Services operating costs as a percentage of Satellite Services revenue decreased from 55% for the three months ended
September 30, 1997 to 47% for the three months ended September 30, 1998 as a result of the increase in revenue of MTN which provides relatively higher margins than other maritime services. Satellite Services operating costs consist primarily of transponder lease costs and the cost of equipment sold.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1998 increased $6.2 million, or 16%, compared to the three months ended September 30, 1997. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of local and long distance telephone services. SG&A expenses as a percentage of total revenue decreased from 65% for the three months ended September 30, 1997 to 43% for the three months ended September 30, 1998, as the Company begins to benefit from the revenue generated by newly developed services requiring substantial administrative, selling and marketing expense prior to initial service offerings. The Company expects SG&A expenses as a percentage of total revenue to continue to decline over the near term.

     Depreciation and amortization. Depreciation and amortization increased $11.4 million, or 84%, for the three months ended September 30, 1998, compared to the three months ended September 30, 1997, primarily due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services and increased amortization arising from goodwill recorded in conjunction with two purchase business combinations completed during the three months ended September 30, 1998. The Company reports high levels of depreciation expense relative to revenue during the early years of operation of a new network because the full cost of a network is depreciated using the straight-line method despite the low rate of capacity utilization in the early stages of network operation.

     Net loss (gain) on disposal of long-lived assets. Net loss (gain) on disposal of long-lived assets fluctuated from a net loss of $1.4 million for the three months ended September 30, 1997 to a net gain of $0.8 million for the three months ended September 30, 1998. Net loss on disposal of long-lived assets for the three months ended September 30, 1997 represents losses recorded on the disposal of the Company's investment in its Melbourne network. For the three months ended September 30, 1998, net gain on disposal of long-lived assets relates primarily to the sale of MCN.

     Interest expense. Interest expense increased $17.2 million, from $28.8 million for the three months ended September 30, 1997, to $46.0 million for the three months ended September 30, 1998, which includes $43.7 million of non-cash interest. The increase is primarily attributable to an increase in long-term debt, primarily the 10% Senior Discount Notes due 2008 (the "10% Notes") issued in February 1998 and the 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") issued in April 1998. In addition, the Company's interest expense increased, and will continue to increase, because the principal amount of its indebtedness increases until the Company's senior indebtedness begins to pay interest in cash.

     Interest income. Interest income increased $2.8 million, from $5.4 million for the three months ended September 30, 1997, to $8.2 million for the three months ended September 30, 1998. The increase is attributable to the increase in cash and invested cash balances from the proceeds from the issuance of the 10% Notes in February 1998 and the 9 7/8% Notes in April 1998.

     Other expense, net. Other expense, net fluctuated from $0.2 million net income for the three months ended September 30, 1997 to $0.5 million net expense for the three months ended September 30, 1998. Other expense, net recorded in the three months ended September 30, 1997 consists of miscellaneous other income. For the three months ended September 30, 1998, other expense, net primarily includes litigation settlement costs of $0.3 million and a write-off of notes receivable of $0.2 million.

     Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses. Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses increased $3.9 million, from $10.1 million for the three months ended September 30, 1997 to $14.0 million for the three months ended September 30, 1998. The increase is due primarily to the issuance of the 6 3/4% Preferred Securities in September and October 1997. Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses recorded during the three months ended September 30, 1998 consists of the accretion of issuance costs ($0.3 million) and the accrual of the preferred securities dividends ($13.7 million) associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "6 3/4% Preferred Securities"), the 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 (the "14% Preferred Stock") and the 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2007 (the "14 1/4% Preferred Stock").

     Loss from continuing operations. Loss from continuing operations increased $0.7 million, or 1%, primarily due to the increases in operating costs, SG&A expenses, depreciation and amortization, interest expense and accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses, offset by an increase in revenue, as noted above.

     Loss from discontinued operations. For the three months ended September 30, 1997 and 1998, loss from discontinued operations was $7.5 million and $16.6 million, respectively, or 9% and 17%, respectively, of the Company's net loss. Loss from discontinued operations consists of the net loss of Zycom and NETCOM for the respective periods and, for the three months ended September 30, 1998, includes $1.2 million for estimated losses on the disposal of Zycom, including $0.2 million for operating losses during the phase out period. The remaining increase in loss from discontinued operations between the comparative periods is due to increases in SG&A expenses and depreciation and amortization incurred by NETCOM.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Revenue. Revenue for the nine months ended September 30, 1998 increased $102.0 million, or 59%, from the nine months ended September 30, 1997. Telecom Services revenue increased 102% to $205.3 million due to an increase in revenue from local services (dial tone), long distance and special access services, offset in part by a decline in average unit pricing and in wholesale switched services revenue. Local services revenue increased from $4.3 million (4% of

Telecom Services revenue) for the nine months ended September 30, 1997 to $96.6 million (47% of Telecom Services revenue) for the nine months ended September 30, 1998. Revenue from long distance services generated $17.5 million for the nine months ended September 30, 1998, compared to no reported revenue for the nine months ended September 30, 1997. Special access revenue increased from $39.9 million (39% of Telecom Services revenue) for the nine months ended September 30, 1997 to $53.9 million (26% of Telecom Services revenue) for the nine months ended September 30, 1998. Switched access (terminating long distance) revenue decreased to approximately $37.2 million for the nine months ended September 30, 1998, compared to $57.4 million for the nine months ended September 30, 1997. Revenue from data services did not generate a material portion of total revenue during either period.

     Network Services revenue decreased 19% to $40.7 million for the nine months ended September 30, 1998, compared to $50.1 million for the nine months ended September 30, 1997. The decrease in Network Services revenue is primarily due to the decline in network integration services projects from new and existing customers during the nine months ended September 30, 1998, offset slightly by increases in integrated cabling services revenue. In addition, two significant customers delayed construction on major facilities during the three months ended September 30, 1998.

     Satellite Services revenue increased $7.7 million, or 34%, to $30.0 million for the nine months ended September 30, 1998. This increase is primarily due to the operations of MTN, which comprised $20.4 million of total Satellite Services revenue for the nine months ended September 30, 1998, an increase of $6.0 million compared to the same period in 1997. The remaining increase can be attributed to the general growth of MCN and Nova-Net during the nine months ended September 30, 1998.

     Operating costs. Total operating costs for the nine months ended September 30, 1998 increased $31.1 million, or 20%, from the nine months ended September 30, 1997. Telecom Services operating costs increased from $104.1 million, or 102% of Telecom Services revenue, for the nine months ended September 30, 1997, to $137.1 million, or 67% of Telecom Services revenue, for the nine months ended September 30, 1998. The increase in operating costs in absolute dollars is attributable to the increase in volume of local and special access services and the addition of engineering and operations personnel dedicated to the development of local exchange services. The decrease in operating costs as a percentage of total revenue is due primarily to a greater volume of higher margin services, principally local exchange services.

     Network Services operating costs decreased 12% to $35.6 million and increased as a percentage of revenue from 81% for the nine months ended September 30, 1997 to 87% for the nine months ended September 30, 1998. The decrease in operating costs in absolute dollars is due to a decrease in general business volume between the comparative periods. Network Services operating costs increased as a percentage of revenue due to cost overruns and the decline in higher margin network integration services projects during the nine months ended September 30, 1998.

     Satellite Services operating costs increased to $15.2 million for the nine months ended September 30, 1998, from $12.2 million for the nine months ended September 30, 1997. Satellite Services operating costs as a percentage of Satellite Services revenue decreased from 55% for the nine months ended
September 30, 1997 to 51% for the nine months ended September 30, 1998, primarily as a result of the increase in revenue of MTN which provides relatively higher margins than other maritime services.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 1998 increased $22.7 million, or 21%, compared to the nine months ended September 30, 1997. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of local and long distance telephone services. SG&A expenses as a percentage of total revenue decreased from 63% for the nine months ended September 30, 1997 to 48% for the nine months ended September 30, 1998, as the Company begins to benefit from the revenue generated by newly developed services requiring substantial administrative, selling and marketing expense prior to initial service offerings.

     Depreciation and amortization. Depreciation and amortization increased $24.1 million, or 65%, for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, primarily due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services. Additionally, during the nine months ended September 30, 1998, the Company recorded a cumulative adjustment to depreciation and amortization expense of approximately $3.7 million, for the aggregate depreciation and amortization expense on capital and other assets of MTN which was not recorded during the period in which MTN was held for sale. On July 1, 1998, the Company terminated an existing agreement to sell the capital stock of MTN.

     Net loss (gain) on disposal of long-lived assets. Net loss (gain) on disposal of long-lived assets fluctuated from a net loss of $1.0 million for the nine months ended September 30, 1997 to a net gain of $0.3 million for the nine months ended September 30, 1998. Net loss on disposal of long-lived assets for the nine months ended September 30, 1997 primarily relates to losses recorded on the disposal of the Company's investment in its Melbourne network. For the nine months ended September 30, 1998, net gain on disposal of long-lived assets relates to the gain on the sale of MCN of $0.8 million, offset by the write-off of certain installation costs of disconnected special access customers of $0.5 million.

     Restructuring costs. For the nine months ended September 30, 1998, restructuring costs include $0.6 million in costs, primarily severance costs, related to the decentralization of the Company's Network Services subsidiary.

     Interest expense. Interest expense increased $39.7 million, from $82.3 million for the nine months ended September 30, 1997, to $122.0 million for the nine months ended September 30, 1998, which includes $113.2 million of non-cash interest. This increase was primarily attributable to an increase in long-term debt, primarily the 10% Notes issued in February 1998 and the 9 7/8% Notes issued in April 1998. In addition, the Company's interest expense increased, and will continue to increase, because the principal amount of its indebtedness increases until the Company's senior indebtedness begins to pay interest in cash.

     Interest income. Interest income increased $4.9 million, from $17.3 million for the nine months ended September 30, 1997, to $22.2 million for the nine months ended September 30, 1998. The increase is attributable to the increase in cash and invested cash balances from the proceeds from the issuance of the 10% Notes in February 1998 and the 9 7/8% Notes in April 1998.

     Other expense, net. Other expense, net increased from $0.1 million net expense for the nine months ended September 30, 1997 to $4.0 million net expense in the nine months ended September 30, 1998. Other expense, net recorded in the nine months ended September 30, 1997 consists primarily of litigation settlement costs. For the nine months ended September 30, 1998, other expense, net primarily includes $2.7 million in settlement costs paid to the former minority shareholders of MTN, $1.0 million in litigation settlement costs and a write-off of notes receivable of $0.3 million.

     Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses. Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses increased $15.8 million, from $25.0 million for the nine months ended September 30, 1997 to $40.8 million for the nine months ended September 30, 1998. The increase is due primarily to the issuance of the 6 3/4% Preferred Securities in September and October 1997. Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses recorded during the nine months ended September 30, 1998 consists of the accretion of issuance costs ($1.0 million) and the accrual of the preferred securities dividends ($39.8 million) associated with the 6 3/4% Preferred Securities, the 14% Preferred Stock and the 14 1/4% Preferred Stock.

     Loss from continuing operations. Loss from continuing operations increased $29.8 million, or 13%, due to the increases in operating costs, SG&A expenses, depreciation and amortization, interest expense and accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses, offset by an increase in revenue, as noted above.

     Loss from discontinued operations. For the nine months ended September 30, 1997 and 1998, loss from discontinued operations was $28.3 million and $48.2 million, respectively, or 11% and 16%, respectively, of the Company's net loss. Loss from discontinued operations consists of the net loss of Zycom and NETCOM for the respective periods and, for the nine months ended September 30, 1998, includes $1.2 million for estimated losses on the disposal of Zycom, including $0.2 million for operating losses during the phase out period. The remaining increase in loss from discontinued operations between the comparative periods is due to increases in SG&A expenses and depreciation and amortization incurred by NETCOM and approximately $9.4 million for merger costs incurred by NETCOM relating to NETCOM's merger with ICG in January 1998.

Liquidity and Capital Resources

     The Company's growth has been funded through a combination of equity, debt and lease financing. As of September 30, 1998, the Company had current assets of $608.9 million, including $470.4 million of cash, cash equivalents and short-term investments, which exceeded current liabilities of $156.5 million, providing working capital of $452.4 million. The Company invests excess funds in short-term, interest-bearing investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's short-term investment objectives are safety, liquidity and yield, in that order.

Net Cash Used By Operating Activities of Continuing Operations

     The Company's operating activities of continuing operations used $68.9 million and $63.6 million for the nine months ended September 30, 1997 and 1998, respectively. Net cash used by operating activities of continuing operations is primarily due to net losses from continuing operations, which are partially offset by non-cash expenses, such as depreciation and amortization expense, deferred interest expense, preferred dividends on subsidiary preferred securities and changes in working capital items.

     The Company does not anticipate that cash provided by operations will be sufficient to fund operating activities of continuing and discontinued operations, the future expansion of existing networks or the construction and acquisition of new networks in the near term. As the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities, while experiencing decelerating increases in personnel and other SG&A expenses supporting its operations, any or all of which may not occur, the Company anticipates that net cash used by operating activities of continuing operations will continue to improve in the near term.

Net Cash Used By Investing Activities of Continuing Operations

     Investing activities of continuing operations used $304.2 million and $185.2 million for the nine months ended September 30, 1997 and 1998, respectively. Net cash used by investing activities of continuing operations includes cash expended for the acquisition of property, equipment and other assets, of $187.1 million and $260.0 million for the nine months ended September 30, 1997 and 1998, respectively. Additionally, net cash used by investing activities of continuing operations includes payments for construction of the Company's headquarters of $16.7 million and $4.9 million for the nine months ended September 30, 1997 and 1998, respectively. During the nine months ended September 30, 1998, the Company used $9.4 million to purchase the minority interest of two of the Company's operating subsidiaries. Offsetting the expenditures for investing activities of continuing operations for the nine months ended September 30, 1998 are the proceeds from the sale of the Company's new headquarters of $30.3 million and the sale of short-term investments of $71.3 million. The Company will continue to use cash in 1998 and subsequent periods for the construction of new networks, the expansion of existing networks and, potentially, for acquisitions.

Net Cash Provided By Financing Activities of Continuing Operations

     Financing activities of continuing operations provided $286.0 million and $530.1 million in the nine months ended September 30, 1997 and 1998, respectively. Net cash provided by financing activities of continuing operations for these periods includes cash received in connection with the private placement of the 11 5/8% Senior Discount Notes due 2007 (the "11 5/8% Notes") and the 14% Preferred Stock in March 1997, the 6 3/4% Preferred Securities in September and October 1997 and the 10% Notes and the 9 7/8% Notes in February and April 1998, respectively. Historically, the funds to finance the Company's business acquisitions, capital expenditures, working capital requirements and operating losses have been obtained through public and private offerings of ICG and ICG Holdings (Canada), Inc. ("Holdings-Canada") common shares, convertible subordinated notes, convertible preferred shares of Holdings-Canada, capital lease financings and various working capital sources, including credit facilities, in addition to the private placement of the securities previously mentioned and other securities offerings.

     On February 12, 1998, ICG Services, Inc. ("ICG Services") completed a private placement of 10% Notes, with a maturity value of approximately $490.0 million, for net proceeds, after underwriting and other offering costs, of approximately $290.9 million. Interest will accrue at 10% per annum, beginning February 15, 2003, and is payable in cash each February 15 and August 15, commencing August 15, 2003. The 10% Notes will be redeemable at the option of ICG Services, in whole or in part, on or after February 15, 2003.

     On April 27, 1998, ICG Services completed a private placement of 9 7/8% Notes, with a maturity value of approximately $405.3 million, for net proceeds, after underwriting and other offering costs, of approximately $242.2 million. Interest will accrue at 9 7/8% per annum, beginning May 1, 2003, and is payable in cash each May 1 and November 1, commencing November 1, 2003. The 9 7/8% Notes will be redeemable at the option of ICG Services, in whole or in part, on or after May 1, 2003.

     As of September 30, 1998, the Company had an aggregate of approximately $64.9 million of capitalized lease obligations and an aggregate accreted value of approximately $1.6 billion was outstanding under the 13 1/2% Notes, the 12 1/2% Notes, the 11 5/8% Notes, the 10% Notes and the 9 7/8% Notes. The 13 1/2% Notes require payments of interest to be made in cash commencing on March 15, 2001 and mature on September 15, 2005. The 12 1/2% Notes require payments of interest to be made in cash commencing on November 1, 2001 and mature on May 1, 2006. The 11 5/8% Notes require payments of interest to be made in cash commencing on September 15, 2002 and mature on March 15, 2007. The 10% Notes require payments of interest in cash commencing August 15, 2003 and mature February 15, 2008. The 9 7/8% Notes require payments of interest in cash commencing November 1, 2003 and mature May 1, 2008. The 6 3/4% Preferred Securities require payments of dividends to be made in cash through November 15, 2000. In addition, the 14% Preferred Stock and 14 1/4% Preferred Stock require payments of dividends to be made in cash commencing June 15, 2002 and August 1, 2001, respectively. As of September 30, 1998, the Company had $1.2 million of other indebtedness outstanding. The Company's cash on hand and amounts expected to be available through asset sales, cash flows from operations and vendor financing arrangements will provide sufficient funds necessary for the Company to expand its business as currently planned and to fund its operating deficits through 1999. With respect to indebtedness outstanding on September 30, 1998, the Company has cash interest payment obligations of approximately $113.3 million in 2001, $158.0 million in 2002 and $212.6 million in 2003. With respect to preferred securities currently outstanding, the Company has cash dividend obligations of approximately $2.2 million remaining in 1998 and $8.9 million in each of 1999 and 2000, for which the Company has restricted cash balances for such dividend payments, $21.5 million in 2001, $57.0 million in 2002 and $70.9 million in 2003. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to March 2001. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness, including such capitalized leases, or obtain such additional funds, and if the Company is unable to effect such refinancings or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness or make payments of cash dividends on, or the mandatory redemption of, its preferred stock, would be adversely affected.

Capital Expenditures

     The Company's capital expenditures of continuing operations (including assets acquired under capital leases and excluding payments for construction of the Company's new headquarters) were $64.3 million and $107.1 million for the three months ended September 30, 1997 and 1998, respectively, and $187.1 million and $260.0 million for the nine months ended September 30, 1997 and 1998, respectively. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services for both continuing and discontinued operations will require capital expenditures of approximately $120.0 million during the last quarter of 1998. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company has committed to purchase a substantial amount of equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

Other Cash Commitments and Capital Requirements

     The Company's operations have required and will continue to require significant capital expenditures for development, construction, expansion and acquisition of telecommunications assets. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flows. In addition to the Company's planned capital expenditures, it has other cash commitments as described in the Company's unaudited Consolidated Financial Statements for the nine months ended September 30, 1998 included elsewhere herein.

     In view of the continuing development of the Company's products and services, the expansion of existing networks and the construction, leasing and licensing of new networks, the Company will require additional amounts of cash in the future from outside sources. Management believes that the Company's cash on hand and amounts expected to be available through asset sales, cash flows from operations and vendor financing arrangements will provide sufficient funds necessary for the Company to expand its business as currently planned and to fund its operating deficits through 1999. Additional sources of cash may include public and private equity and debt financings, sales of non-strategic assets, capitalized leases and other financing arrangements. In the past, the Company has been able to secure sufficient amounts of financing to meet its capital expenditure needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company.

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

Year 2000 Compliance

Importance

     Many computer systems, software applications and other electronics currently in use worldwide are programmed to accept only two digits in the portion of the date field which designates the year. The "Year 2000 problem" arises because these systems and products cannot properly distinguish between a year that begins with "20" and the familiar "19." If these systems and products are not modified or replaced, many will fail, create erroneous results and/or may cause interfacing systems to fail.

     Year 2000 compliance issues are of particular importance to the Company since its operations rely heavily upon computer systems, software applications and other electronics containing date-sensitive embedded technology. Some of these technologies were internally developed and others are standard purchased systems which may or may not have been customized for the Company's particular application. The Company also relies heavily upon various vendors and suppliers that are themselves very reliant on computer systems, software applications and other electronics containing date-sensitive embedded technology. These vendors and suppliers include: (i) ILECs and other local and long distance carriers with which the Company has interconnection or resale agreements; (ii) manufacturers of the hardware and related operating systems that the Company uses directly in its operations; (iii) providers that create custom software applications that the Company uses directly in its operations; and (iv) providers that sell standard or custom equipment or software which allow the Company to provide administrative support to its operations.

Strategy

     The Company's approach to addressing the potential impact of Year 2000 compliance issues is focused upon ensuring, to the extent reasonably possible, the continued, normal operation of its business and supporting systems. Accordingly, the Company has developed a four-phase plan which it is applying to each functional category of the Company's computer systems and components. Each of the Company's computer systems, software applications and other electronics containing date-sensitive embedded technology is included within one of the following four functional categories:

     o Voice and Data Network, which consists of all components whether hardware, software or embedded technology used directly in the Company's operations, including components used by the Company's voice and data switches and collocations;

     o IT Systems, which consists of all components used to support the Company's operations, including provisioning and billing systems;

     o Building and Facilities, which consists of all components with embedded technology used at the Company's headquarters building and other leased facilities, including security systems, elevators and internal use telephone systems;

     o    Office  Equipment,   which  consists  of  all  office  equipment  with
          date-sensitive embedded technology.

     For each of the categories described above, the Company will apply the following four-phase approach to identifying and addressing the potential impact of Year 2000 compliance issues:

     o    Phase I - Assessment
          During this phase, the Company's technology staff will perform an inventory of all components currently in use by the Company. Based upon this inventory, the Company's business executives and technology staff will jointly classify each component as a "high," "medium" or "low" priority item, determined primarily by the relative importance that the particular component has to the Company's normal business operations, the number of people internally and externally which would be affected by any failure of such component and the interdependence of such component with other components used by the Company that may be of higher or lower priority.

          Based upon such classifications, the Company's business executives and information technology staff will jointly set desired levels of Year 2000 readiness for each component inventoried, using the following criteria, as defined by the Company:

          - Capable, meaning that such computer system or component will be capable of managing and expressing calendar years in four digits;

          - Compliant, meaning that the Company will be able to use such component for the purpose for which the Company intended it by adapting to its ability to manage and express calendar years in only two digits;

          - Certified, meaning that the Company has received testing results to demonstrate, or the vendor or supplier is subject to contractual terms which requires, that such component requires no Year 2000 modifications to manage and express calendar years in four digits; or

          - Non-critical, meaning that the Company expects to be able to continue to use such component unmodified or has determined that the estimated costs of modification exceed the estimated costs associated with its failure.

     o    Phase II - Remediation
          During this phase, the Company will develop and execute a remediation plan for each component based upon the priorities set in Phase I. Remediation may include component upgrade, reprogramming, replacement, receipt of vendor and supplier certification or other actions as deemed necessary or appropriate.

     o    Phase III - Testing
          During this phase, the Company will perform testing sufficient to confirm that the component meets the desired state of Year 2000 readiness. This phase will consist of: (i) testing the component in isolation, or unit testing; (ii) testing the component jointly with other components, or system testing; and (iii) testing interdependent systems, or environment testing.

     o    Phase IV - Implementation
          During the last phase, the Company will implement each act of remediation developed and tested for each component, as well as implement adequate controls to ensure that future upgrades and changes to the Company's computer systems, for operational reasons other than Year 2000 compliance, do not alter the Company's Year 2000 state of readiness.

Current State of Readiness

     The Company has commenced certain of the phases within its Year 2000 compliance strategy for each of its functional system categories, as shown by the table set forth below. The Company does not intend to wait until the completion of a phase for all functional category components together before commencing the next phase. Accordingly, the information set forth below represents only a general description of the phase status for each functional category.

                                                                            Phase
                                ----------------------------------------------------------------------------------------------
                                          I                      II                     III                      IV
System and Level of Priority         Assessment             Remediation               Testing              Implementation
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
Voice and Data Network
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     High                       In progress            In progress             To begin Q1 1999        To begin Q1 1999
                                To complete Q1 1999    To complete Q2 1999     To complete Q2 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     In progress            To begin Q4 1998        To begin Q1 1999        To begin Q1 1999
                                To complete Q1 1999    To complete Q2 1999     To complete Q3 1999     To complete Q4 1999
------------------------------- ---------------------- -----------------------------------------------------------------------
     Low                        To begin Q4 1998                  To be determined based on the results of Phase I
                                To complete Q2 1999
------------------------------- ----------------------------------------------------------------------------------------------
IT Systems
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     High                       In progress            In progress             In progress             In progress
                                To complete Q1 1999    To complete Q2 1999     To complete Q2 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     In progress            In progress             To begin Q1 1999        To begin Q1 1999
                                To complete Q1 1999    To complete Q2 1999     To complete Q2 1999     To complete Q3 1999
------------------------------- ---------------------- -----------------------------------------------------------------------
     Low                        In progress                       To be determined based on the results of Phase I
                                To complete Q2 1999
------------------------------- ----------------------------------------------------------------------------------------------
Building and Facilities
------------------------------- ---------------------- ----------------------- -----------------------------------------------
     High                       In progress            To begin Q4 1998           To be determined based on the results of
                                To complete Q1 1999    To complete Q2 1999                        Phase II
------------------------------- ---------------------- ----------------------- -----------------------------------------------
     Medium                     In progress            To begin Q4 1998           To be determined based on the results of
                                To complete Q1 1999    To complete Q2 1999                        Phase II
------------------------------- ---------------------- -----------------------------------------------------------------------
     Low                        To begin  Q1 1999                 To be determined based on the results of Phase I
                                To complete Q2 1999
------------------------------- ----------------------------------------------------------------------------------------------
Office Equipment
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     High                       In progress            In progress             To begin  Q1 1999       To begin Q1 1999
                                To complete Q1 1999    To complete Q2 1999     To complete Q2 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     In progress            In progress             To begin Q1 1999        To begin Q1 1999
                                To complete Q1 1999    To complete Q2 1999     To complete Q3 1999     To complete Q4 1999
------------------------------- ---------------------- -----------------------------------------------------------------------
     Low                        In progress                       To be determined based on the results of Phase I
                                To complete Q2 1999
------------------------------- ---------------------- -----------------------------------------------------------------------

     Separately, the Company is in the process of reviewing the Company's material contracts with contractors and vendors/suppliers and considering the necessity of renegotiating certain existing contracts, to the extent that the contracts fail to address the allocation of potential Year 2000 liabilities between parties. Prior to entering into any new material contracts, the Company will seek to address the allocation of potential Year 2000 liabilities as part of the initial negotiation.

Costs

     The Company expenses all incremental costs to the Company associated with Year 2000 compliance issues as incurred. Through September 30, 1998, such costs incurred have been less than $0.1 million and have primarily included miscellaneous costs of reference and other Year 2000 compliance planning materials. The Company has also incurred certain internal costs, including salaries and benefits for employees dedicating various portions of their time to Year 2000 compliance issues, of which costs the Company believes has not exceeded $0.5 million through September 30, 1998. The Company expects that total future incremental costs of Year 2000 compliance efforts will be approximately $3.8 million, consisting of $2.3 million in consulting fees, $1.5 million in replacement hardware and software and other miscellaneous costs. These anticipated costs have been included in the Company's fiscal 1999 budget and represent approximately 4% of the Company's budgeted expenses for information technology through fiscal 1999. Such cost estimates are based upon presently available information and may change as the Company continues with its Year 2000 compliance plan. The Company intends to use cash on hand for Year 2000 compliance costs, as necessary.

Risk, Contingency Planning and Reasonably Likely Worst Case Scenario

     While the Company is heavily reliant upon its computer systems, software applications and other electronics containing date-sensitive embedded technology as part of its business operations, such components upon which the Company primarily relies were developed with current state-of-the-art technology and, accordingly, the Company has reasonably assumed that its four-phase approach will demonstrate that many of its high-priority systems do not present material Year 2000 compliance issues. For computer systems, software applications and other electronics containing date-sensitive embedded technology that have met the Company's desired level of Year 2000 readiness, the Company will use its existing contingency plans to mitigate or eliminate problems it may experience if an unanticipated system failure were to occur. For components that have not met the Company's desired level of readiness, the Company will develop a specific contingency plan to determine the actions the Company would take if such component failed.

     At the present time, the Company is unable to develop a most reasonably likely worst case scenario for failure to achieve adequate Year 2000 compliance. The Company will be better able to develop such a scenario once the status of Year 2000 compliance of the Company's material vendors and suppliers is complete. The Company will monitor its vendors and suppliers, particularly the other telecommunications companies upon which the Company relies, to determine whether they are performing and implementing an adequate Year 2000 compliance plan in a timely manner.

     The Company acknowledges the possibility that the Company may become subject to potential claims by customers if the Company's operations are interrupted for an extended period of time. However, it is not possible to predict either the probability of such potential litigation, the amount that could be in controversy or upon which party a court would place ultimate responsibility for any such interruption.

     The Company views Year 2000 compliance as a process that is inherently dynamic and will change in response to changing circumstances. While the Company believes that through execution and satisfactory completion of its Year 2000 compliance strategy its computer systems, software applications and electronics will be Year 2000 compliant, there can be no assurance until the Year 2000 occurs that all systems and all interfacing technology when running jointly will function adequately. Additionally, there can be no assurance that the assumptions made by the Company within its Year 2000 compliance strategy will prove to be correct, that the strategy will succeed or that the remedial actions being implemented will be able to be completed by the time necessary to avoid system or component failures. In addition, disruptions with respect to the computer systems of vendors or customers, which systems are outside the control of the Company, could impair the Company's ability to obtain necessary products or services to sell to its customers. Disruptions of the Company's computer systems, or the computer systems of the Company's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect on the Company's financial condition and results of operations.

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

          See Note 7 (d) to the Company's unaudited condensed consolidated financial statements for the nine months ended September 30, 1998 contained elsewhere in this Quarterly Report.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

          (A)  Exhibits.

               (10) Material Contracts.

                    10.1:Employment Agreement, dated September 23, 1998, between
                         ICG Communications, Inc. and Douglas I. Falk.

               (27) Financial Data Schedules.

                    27.1:Restated Financial Data Schedule of ICG Communications,
                         Inc. for the Nine Months Ended September 30, 1997.

                    27.2:Financial  Data  Schedule of ICG  Communications,  Inc.
                         for the Nine Months Ended September 30, 1998.

          (B) Report on Form 8-K. The following report on Form 8-K was filed by the registrants during the three months ended September 30, 1998:

               (i) Current Report on Form 8-K dated August 6, 1998, regarding the announcement of the Company's earnings information and results of operations for the quarter ended June 30, 1998.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                INDEX TO EXHIBITS




10.1:Employment Agreement, dated September 23, 1998, between ICG Communications,
     Inc. and Douglas I. Falk.

27.1:Restated Financial Data Schedule of ICG  Communications,  Inc. for the Nine
     Months Ended September 30, 1997.

27.2:Financial  Data  Schedule of ICG  Communications,  Inc. for the Nine Months
     Ended September 30, 1998.

                                  EXHIBIT 10.1

             Employment Agreement, dated September 23, 1998, between
                 ICG Communications, Inc. and Douglas I. Falk.

                                  EXHIBIT 27.1

      Restated Financial Data Schedule of ICG Communications, Inc. for the
                      Nine Months Ended September 30, 1997.

                                  EXHIBIT 27.2

           Financial Data Schedule of ICG Communications, Inc. for the
                     Nine Months Ended September 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1998.



                                      ICG COMMUNICATIONS, INC.





Date:  November 13, 1998              By: /s/ Harry R. Herbst
                                          -------------------------------------
                                          Harry R. Herbst, Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Financial Officer)






Date:  November 13, 1998              By: /s/ Richard Bambach
                                          -------------------------------------
                                          Richard Bambach, Vice President and
                                          Corporate Controller
                                          (Principal Accounting Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1998.



                                      ICG HOLDINGS (CANADA), INC.


Date:  November 13, 1998              By: /s/ Harry R. Herbst
                                          -------------------------------------
                                          Harry R. Herbst, Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Financial Officer)






Date:  November 13, 1998              By: /s/ Richard Bambach
                                          -------------------------------------
                                          Richard Bambach, Vice President and
                                          Corporate Controller
                                          (Principal Accounting Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1998.



                                      ICG HOLDINGS, INC.





Date:  November 13, 1998              By: /s/ Harry R. Herbst
                                          -------------------------------------
                                          Harry R. Herbst, Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Financial Officer)






Date:  November 13, 1998              By: /s/ Richard Bambach
                                          -------------------------------------
                                          Richard Bambach, Vice President and
                                          Corporate Controller
                                          (Principal Accounting Officer)