Form 10-K
period 1998-12-31
ICG COMMUNICATIONS INC /DE/
filed 1999-03-30
CIK 1013240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                      (Commission file Number 1-11965)
                            ICG COMMUNICATIONS, INC.
                      (Commission file Number 1-11052)
                           ICG HOLDINGS (CANADA) CO.
                      (Commission file Number 33-96540)
                               ICG HOLDINGS, INC.
           (Exact names of registrants as specified in their charters)

----------------------------------------- -------------------------------------
Delaware                                   84-1342022
Nova Scotia                                Not applicable
Colorado                                   84-1158866
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)
----------------------------------------- -------------------------------------
161 Inverness Drive West                   Not applicable
Englewood, Colorado 80112

161 Inverness Drive West                   c/o ICG Communications, Inc.
Englewood, Colorado  80112                 161 Inverness Drive West
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

Securities registered pursuant to Section 12(b) of the Act:
-------------------------------------------------------------------------------
                                 Title of class
-------------------------------------------------------------------------------
                                 Not applicable
                                 Not applicable
                                 Not applicable
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
-------------------------------------------- ----------------------------------
                                                  Name of each exchange on
        Title of each class                           which registered
-------------------------------------------- ----------------------------------
Common Stock, $.01 par value                   Nasdaq National Market
(46,770,440 shares outstanding on
March 29, 1999)
Not applicable                                 Not applicable
Not applicable                                 Not applicable
-------------------------------------------- ----------------------------------

     Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. X Yes   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 29, 1999 the aggregate market value of ICG Communications, Inc. Common Stock held by non-affiliates (using the closing price of $18.63 on March 29, 1999) was approximately $871,333,297.

     ICG  Canadian   Acquisition,   Inc.,  a  wholly  owned  subsidiary  of  ICG
Communications, Inc., owns all of the issued and outstanding common shares of ICG Holdings (Canada) Co.

     ICG Holdings (Canada) Co. owns all of the issued and outstanding shares of common stock of ICG Holdings, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of ICG Communications, Inc. to be filed with the Securities and Exchange Commission not later than April 30, 1999 has been incorporated by reference in whole or in part for Part III, Items 10, 11, 12 and 13, of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of ICG Communications, Inc.

                                TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
  ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
             Overview . . . . . . . . . . . . . . . . . . . . . . . . . .   5
             Recent Developments. . . . . . . . . . . . . . . . . . . . .   6
             Telecom Services . . . . . . . . . . . . . . . . . . . . . .  10
               Strategy . . . . . . . . . . . . . . . . . . . . . . . . .  10
               Networks . . . . . . . . . . . . . . . . . . . . . . . . .  11
               Services . . . . . . . . . . . . . . . . . . . . . . . . .  12
               Industry . . . . . . . . . . . . . . . . . . . . . . . . .  14
             Network Services . . . . . . . . . . . . . . . . . . . . . .  14
             Satellite Services . . . . . . . . . . . . . . . . . . . . .  15
             Customers And Marketing  . . . . . . . . . . . . . . . . . .  16
             Competition. . . . . . . . . . . . . . . . . . . . . . . . .  17
             Regulation . . . . . . . . . . . . . . . . . . . . . . . . .  18
             Employees. . . . . . . . . . . . . . . . . . . . . . . . . .  22
  ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . .  22
  ITEM 3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . .  22
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .  23

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . .  24
  ITEM 6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . .  26
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . .  30
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . .  56
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . .  57
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES . . . . . . . . . . . . .  57

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  58
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANTS. . . . . . . .  58
  ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .  59
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  59
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .  59

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  60
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORT ON FORM 8-K.  60
             Financial Statements . . . . . . . . . . . . . . . . . . . .  60
             Report on Form 8-K . . . . . . . . . . . . . . . . . . . . .  66

             Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . .  66
             Financial Statement Schedule . . . . . . . . . . . . . . . .  66

FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . F-1

FINANCIAL STATEMENT SCHEDULE. . . . . . . . . . . . . . . . . . . . . . . S-1

                                     PART I


     Unless the context otherwise requires, the term "Company" or "ICG" means the combined business operations of ICG Communications, Inc. ("ICG") and its subsidiaries, including ICG Holdings (Canada) Co. ("Holdings-Canada") and ICG Holdings, Inc. ("Holdings"); the terms "fiscal" and "fiscal year" refer to ICG's fiscal years ending December 31 for 1997 and 1998 and September 30 for years prior to 1997. The Company changed its fiscal year end to December 31 from September 30, effective January 1, 1997. All dollar amounts are in U.S. dollars.

ITEM 1. BUSINESS

Overview


     The Company is one of the nation's leading competitive integrated communications providers ("ICPs"), based on estimates of the industry's 1998 revenue. ICPs seek to provide an alternative to incumbent local exchange carriers ("ILECs"), long distance carriers and other communications service providers for a full range of communications services in the increasingly deregulated telecommunications industry. Through its competitive local exchange carrier ("CLEC") operations, the Company operates fiber networks in regional clusters covering major metropolitan statistical areas in California, Colorado, Ohio, the Southeast and Texas. The Company also provides a wide range of network systems integration services and maritime and international satellite transmission services. Additionally, the Company began providing wholesale network services over its nationwide data network in February 1999. As a leading participant in the rapidly growing competitive local telecommunications industry, the Company has experienced significant growth, with total revenue increasing from approximately $154.1 million for fiscal 1996 to approximately $397.6 million for fiscal 1998. The Company's rapid growth is the result of the initial installation, acquisition and subsequent expansion of its fiber optic networks and the expansion of its communications service offerings.


     The Federal Telecommunications Act of 1996 (the "Telecommunications Act") and pro-competitive state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Under the Telecommunications Act, the Company is permitted to offer all interstate and intrastate telephone services, including competitive local dial tone. In early 1997, the Company began marketing and selling local dial tone services in major metropolitan areas in California, Colorado, Ohio and the Southeast and, in December 1998, began offering services in Texas through an acquired business. During fiscal 1997 and 1998, the Company sold 178,470 and 206,458 local access lines, respectively, net of cancellations, of which 354,482 were in service at December 31, 1998. The Company had 29 operating high capacity digital voice switches and 16 data communications switches at December 31, 1998, and plans to install additional switches as demand warrants. As a complement to its local exchange services offered to business end users, the Company markets bundled service offerings provided over its regional fiber network which include long distance, enhanced telecommunications services and data services. Additionally, the Company owns and operates a nationwide data network, with 236 points of presence ("POPs") over which the Company recently began providing wholesale Internet access and enhanced network services to MindSpring Enterprises, Inc. ("MindSpring") and intends to offer similar services to other Internet service providers ("ISPs") and telecommunications providers in the future.

     In developing its telecommunications service offerings, the Company continues to invest significant resources to expand its network. This expansion is being undertaken through a combination of constructing owned facilities, entering into long-term agreements with other telecommunications carriers and through mergers and acquisitions. See "-Recent Developments."

Recent Developments

     Sale of Operations of NETCOM On-Line Communication Services, Inc. On January 21, 1998, the Company acquired NETCOM On-Line Communication Services, Inc., a Delaware corporation and provider of Internet connectivity and Web site hosting services and other value-added services located in San Jose, California ("NETCOM") in a transaction accounted for as a pooling of interests for approximately 10.2 million shares of common stock of ICG ("ICG Common Stock"), valued at approximately $284.9 million on the date of the merger. On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring, an ISP located in Atlanta, Georgia. Total proceeds from the sale were $245.0 million, consisting of $215.0 million in cash and 376,116 shares of unregistered common stock of MindSpring, valued at approximately $79.76 per share at the time of the transaction. Assets and liabilities sold to MindSpring include those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. On March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations for total proceeds of approximately $41.1 million. MetroNET Communications Corp. ("MetroNET"), a Canadian entity, and Providence Equity Partners ("Providence"), located in Providence, Rhode Island, together purchased the 80% interest in NETCOM Canada Inc. owned by NETCOM for approximately $28.9 million in cash. Additionally, Providence purchased all of the capital stock of NETCOM Internet Access Services Limited, NETCOM's operations in the United Kingdom, for approximately $12.2 million in cash. The Company expects to record a combined gain on the NETCOM transactions of approximately $200 million, net of income taxes of approximately $6.5 million, during the three months ended March 31, 1999.

     In conjunction with the sale to MindSpring, the legal name of the NETCOM subsidiary was changed to ICG PST, Inc. ("PST"). PST has retained the domestic Internet backbone assets formerly owned by NETCOM which include 236 POPs serving approximately 700 cities nationwide. PST intends to utilize the retained network operating assets to provide wholesale Internet access and enhanced network services to MindSpring and other ISPs and telecommunications providers. On February 17, 1999, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets for a minimum of $27.0 million, although subject to increase dependent upon network usage. MindSpring will utilize the capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. In addition, the Company will receive for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM.

     Effective November 3, 1998, the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM and accordingly, the Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. For fiscal 1996, 1997 and 1998, NETCOM reported revenue of $120.5 million, $160.7 million and $164.6 million, respectively, and EBITDA (before nonrecurring charges) of $(31.0) million, $(9.4) million and $(14.7) million, respectively.

     Announcement of New Service Offerings. In August 1998, the Company began offering enhanced telephony services via Internet protocol ("IP") technology. The Company currently offers these services in 230 major cities in the United States, covering more than 90% of the commercial long distance market. The Company carries the IP traffic over its nationwide data network and terminates a large portion of the traffic via its own POPs, thereby eliminating terminating charges from the use of other carriers' network facilities. Calls that cannot be terminated over the Company's own facilities are billed at higher per minute rates to compensate for the charges associated with using other carriers' facilities. The Company currently does not generate any significant revenue from this service.

     In December 1998, the Company announced its plans to offer three new network services, to be available beginning in early 1999:

     Modemless remote access service ("RAS") allows the Company to provide modem access at its own switch location, rather than requiring ISPs to deploy modems physically at each of their POPs. This service will enable the Company to act as an aggregator for ISP traffic while limiting the ISP's capital deployment. Through its strategic relationship with Lucent Technologies, Inc. ("Lucent"), the Company is currently retrofitting all of its Lucent-5ESS switches with the new Lucent product that allows for RAS functionality. This service eliminates the need for ISPs to separately purchase modems and shifts the network management responsibilities to the Company. The Company plans to be the first to market RAS using Lucent's modem technology and expects the service will be available to customers in the second quarter of 1999.

     Through the same technology that allows it to provide RAS, the Company plans to offer interLATA (local access and transport area) expanded originating service ("EOS"), enabling regional or local ISPs to expand their geographical footprint outside their current physical locations by carrying the ISP's out-of-region traffic on the Company's own nationwide data network. The Company will initially offer this service within its CLEC regional clusters during the first quarter of 1999, and plans to expand EOS offerings to other areas as demand warrants.

     Through digital subscriber line ("DSL") technology, the Company plans to provide high-speed data transmission services primarily to business end users and, on a wholesale basis, to ISPs. DSL technology utilizes the existing ILEC twisted copper pair connection to the customer, giving the customer significantly greater bandwidth, and consequently speed, when connecting to the Internet. The Company expects to offer DSL in over 400 central offices by the end of 1999 through alliances with other companies focusing on DSL service. For example, on February 18, 1999, the Company entered into a letter of intent with NorthPoint Communications, Inc., a privately held data CLEC based in San Francisco, California ("NorthPoint"). If this agreement is finalized, NorthPoint will be designated as the Company's preferred DSL provider for a two-year period and the Company will purchase up to 75,000 DSL lines from NorthPoint over the two-year term. This alliance will enable the Company to accelerate the expansion of its DSL service offerings and allow NorthPoint to gain access to the Company's collocation facilities in markets where NorthPoint currently has limited or no operations. If the agreement is finalized, NorthPoint will provision and manage all of the Company's DSL services offered under this agreement. The Company expects to begin offering DSL services under this agreement in the second quarter of 1999.

     Acquisition of CSW/ICG ChoiceCom, L.P. In January 1997, the Company announced a strategic alliance with Central and South West Corporation ("CSW") formed for the purpose of developing and marketing telecommunications services in certain cities in Texas. Based in Austin, Texas, the venture entity was a limited partnership named CSW/ICG ChoiceCom, L.P. ("ChoiceCom"). On December 31, 1998, the Company purchased 100% of the partnership interests in ChoiceCom from CSW for approximately $55.7 million in cash and the assumption of certain liabilities of approximately $7.3 million. In addition, the Company converted approximately $31.6 million of receivables from prior advances made to ChoiceCom by the Company to its investment in ChoiceCom. The acquired company currently provides local exchange and long distance services in Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas. For fiscal 1997 and 1998, ChoiceCom reported revenue of $0.3 million and $5.8 million, respectively, and EBITDA losses (before nonrecurring charges) of $(5.5) million and $(13.6) million, respectively.

     Acquisition of DataChoice Network Services, L.L.C. On July 27, 1998, the Company acquired DataChoice Network Services, L.L.C., a Colorado limited liability company providing point-to-point data transmission resale services through its long-term agreements with multiple regional carriers and nationwide providers ("DataChoice"). The Company paid total consideration of approximately $5.9 million, consisting of 145,997 shares of ICG Common Stock and approximately $1.1 million in cash. The historical results of operations of DataChoice are not significant to the Company's consolidated results of operations.

     Acquisition of NikoNET, Inc. The Company completed a series of transactions on July 30, 1998 to acquire NikoNET, Inc., CompuFAX Acquisition Corp. and Enhanced Messaging Services, Inc. (collectively, "NikoNET"). The Company paid total consideration of approximately $13.8 million in cash, which included dividends payable by NikoNET to its former owners and amounts to satisfy NikoNET's former line of credit, assumed approximately $0.7 million in liabilities and issued 356,318 shares of ICG Common Stock with a fair market value of approximately $10.7 million on the date of the acquisition, for all the capital stock of NikoNET. Located in Atlanta, Georgia, NikoNET provides broadcast facsimile services and enhanced messaging services to financial institutions, corporate investor and public relations departments and other customers. The Company believes the acquisition of NikoNET enables the Company to offer expanded services to its existing customers. The historical results of operations of NikoNET are not significant to the Company's consolidated results of operations.

     Discontinuance of Operations of Zycom. Due primarily to the loss of a major customer, which generated a significant obligation under a volume discount agreement with its call transport provider, the board of directors of Zycom Corporation, a 70%-owned subsidiary of the Company which operated an 800/888/900 number services bureau and switch platform ("Zycom"), approved a plan on August 25, 1998 to wind down and ultimately discontinue Zycom's operations. On October

22,  1998,  Zycom  completed  the  transfer  of all  customer  traffic  to other providers and on January 4, 1999, the Company completed the sale of the remainder of Zycom's operating assets to an unrelated third party. For fiscal 1996, 1997 and 1998, Zycom reported revenue of $14.9 million, $28.3 million and $17.0 million, respectively, and EBITDA (before nonrecurring charges) of $0.6 million, $(2.7) million and $(3.3) million, respectively. The Company's consolidated financial statements reflect the operations of Zycom as discontinued for all periods presented.

     Sale of Satellite Services Operating Subsidiaries. On August 12 and November 18, 1998, the Company completed the sales of the capital stock of MarineSat Communications, Inc. ("MCN") and Nova-Net Communications, Inc. ("Nova-Net"), respectively, two wholly owned subsidiaries within the Company's Satellite Services operations. MCN is a Florida-based provider of cellular and satellite communications for commercial ships, private vessels and land-based mobile units. Nova-Net provides private data networks utilizing very small aperture terminals ("VSATs") and specializes in data collection and in monitoring and control of customer production and transmission facilities in various industries, including oil and gas, electric and water utilities and environmental monitoring industries. The Company recorded a gain on the sale of MCN of approximately $0.9 million and a loss on the sale of Nova-Net of approximately $0.2 million in its consolidated statement of operations during fiscal 1998. The Company believes that the dispositions of MCN and Nova-Net will further management's ability to focus on the development and deployment of its core Telecom Services. The combined historical results of operations of MCN and Nova-Net are not significant to the Company's consolidated results of operations. The Company's remaining Satellite Services operations consists principally of the operations of Maritime Telecommunications Network, Inc. ("MTN"). See "-Satellite Services."

     Financings. On February 12, 1998, ICG Services, Inc., a Delaware corporation and newly formed wholly owned subsidiary of the Company ("ICG Services"), completed a private placement of 10% Senior Discount Notes due 2008 (the "10% Notes") for gross proceeds of approximately $300.6 million. Net proceeds from the offering, after underwriting and other offering costs of approximately $9.7 million, were approximately $290.9 million. The 10% Notes are unsecured senior obligations of ICG Services that mature on February 15, 2008, at a maturity value of $490.0 million. Interest will accrue at 10% per annum, beginning February 15, 2003, and is payable in cash each February 15 and August 15, commencing August 15, 2003. The 10% Notes have been registered under the Securities Act of 1933, as amended (the "Securities Act").

     On April 27, 1998, ICG Services completed a private placement of 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") for gross proceeds of approximately $250.0 million. Net proceeds from the offering, after underwriting and other offering costs of approximately $7.9 million, were approximately $242.1 million. The 9 7/8% Notes are unsecured senior obligations of ICG Services that mature on May 1, 2008, at a maturity value of $405.3 million. Interest will accrue at 9 7/8% per annum, beginning May 1, 2003, and is payable in cash each May 1 and November 1, commencing November 1, 2003. The 9 7/8% Notes have been registered under the Securities Act.

     ICG Equipment, Inc. In January 1998, the Company formed ICG Equipment, Inc., a Colorado corporation and wholly owned subsidiary of ICG Services ("ICG Equipment"), for the principal purpose of purchasing telecommunications equipment, software, network capacity and related services for sale or lease to other operating subsidiaries of ICG ("Holdings' Subsidiaries"). By purchasing assets through ICG Equipment, the Company defers sales tax on asset purchases over the term of the operating leases between ICG Equipment and Holdings' Subsidiaries, which sales tax would otherwise be paid in full at the time of the purchase. The equipment and services provided to Holdings' Subsidiaries are utilized to upgrade and expand the Company's network infrastructure. All such arrangements are intended to be conducted on the basis of fair market value and on comparable terms that Holdings' Subsidiaries would be able to obtain from a third party. As of December 31, 1998, approximately $195.0 million of telecommunications equipment, software, network capacity and related services were under lease to Holdings' Subsidiaries by ICG Equipment.

Telecom Services

     The Company operates local exchange networks in the following markets within its regional clusters: California (Sacramento, San Diego and portions of the Los Angeles and San Francisco metropolitan areas); Colorado (Denver, Colorado Springs and Boulder); Ohio (Akron, Cincinnati, Cleveland, Columbus, and Dayton); the Southeast (Atlanta, Georgia; Birmingham, Alabama; Charlotte, North Carolina; Louisville, Kentucky; and Nashville, Tennessee); and Texas (Austin, Corpus Christi, Dallas, Houston and San Antonio). The Company will continue to expand its network through construction, leased facilities and strategic alliances and, potentially, through acquisitions. The Company's operating regional fiber networks have grown from 2,143 fiber route miles at the end of fiscal 1996 to 4,255 fiber route miles as of December 31, 1998. Telecom Services revenue has increased from approximately $72.8 million for fiscal 1996 to approximately $303.3 million for fiscal 1998. Since February 1999, the Company also operates a nationwide data network with 236 POPs over which the Company provides wholesale Internet access services to MindSpring and intends to provide such services and enhanced network services to other ISPs and telecommunications providers in the future.

Strategy

     The Company's objective is to be a premier provider of high quality communications services to its targeted business, ISP and carrier customers. The key elements of this strategy are:

     Increase Revenue and Margins through Bundled Services to Business End Users. The Company believes that its commercial customers are increasingly demanding a broad, full service approach to providing telecommunications services. By offering integrated technology-based communications solutions, management believes the Company will be better able to capture business from telecommunications-intensive commercial accounts. To this end, the Company is complementing its competitive local service offerings with long distance and data service offerings, including its recently offered IP telephony services, and marketing these combined products through ICG's direct sales force and sales agents. Management believes a targeted business end user strategy can better leverage ICG's network footprint and telecommunications investment.

     Increase Revenue and Margins through New Wholesale Network Products Offered to ISPs and Telecommunications Providers. The Company believes the Internet business is one of the fastest growing segments of the telecommunications service sector, thereby providing enormous growth opportunities for network service providers supporting the growing base of ISPs. The Company plans to take advantage of these opportunities through the offering of wholesale Internet access and other enhanced network services to ISPs and other telecommunications providers, and expanding its current primary rate interface ("PRI") offerings with RAS, EOS and DSL. See "-Recent Developments." Management believes these new products will leverage the Company's relationships with ISPs and will position the Company to lead in the provisioning of new services to this emerging customer base.

     Concentrate Networks in Regional Clusters. The Company believes that by focusing on regional clusters it will be able to more effectively service its customers' needs and efficiently market, operate and control its networks and expanded service offerings. As a result, the Company has concentrated its fiber networks in regional clusters serving major metropolitan areas in California, Colorado, Ohio, the Southeast and Texas.

Networks

     The Company's networks generally comprise fiber optic cables, switching facilities, advanced electronics, transmission equipment and related wiring and equipment. The Company typically designs a ring architecture with a view toward making the network accessible to the largest concentration of telecommunications-intensive businesses in a given market.

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

     The Company's networks are constructed to access long distance carriers as well as areas of significant end user telecommunications traffic in a cost efficient manner. The construction period of a new network varies depending upon the scope of the activities, such as the number of backbone route miles to be installed, the initial number of buildings targeted for connection to the network backbone and the general deployment of the network infrastructure. Construction is planned to allow revenue-generating operations to commence prior to the completion of the entire network backbone. When constructing and relying principally on its own facilities, the Company has experienced a period of 12 to 18 months from initial design of a network to revenue generation from such network. Based upon its experience of using ILEC facilities to provide initial customer service and the Company's agreements to use utilities' existing fiber, the Company has experienced revenue generation within nine months after commencing network design. After installing the initial network backbone, extensions to additional buildings and expansions to other regions of a metropolitan area are evaluated, based on detailed assessments of market potential. The Company is currently expanding all of its existing networks to reduce its reliance on the ILECs and evaluating development of new networks both inside and outside its existing regional clusters.

     Switched services involve the transmission of voice, video or data to long distance carrier-specified or end user-specified termination sites. The switch is required in order for the Company to provide the full range of local telephone services. By contrast, the special access services provided by the

Company and other CLECs involve a fixed communications link or "pipe," usually between an end user and a specific long distance carrier's POP. With a switch and interconnection to various carriers' networks, it is possible for the Company to direct a long distance carrier's traffic to any end user regardless of whether the end user is physically connected to the Company's owned or leased network. The Company is marketing and selling competitive local dial tone services in California, Colorado, Ohio, the Southeast and Texas. See "-Regulation - State Regulation."

     The Company's network monitoring center in Denver, Colorado monitors and manages the Company's regional fiber networks and provides high-level monitoring of the Company's local exchange switches. Centralized electronic monitoring and control of the Company's networks allows the Company to avoid duplication of this function in each city, thereby reducing costs.

     The Company owns and operates a nationwide data network consisting of 236 POPs and 13 hubs containing frame relay switches and high-performance routers connecting a backbone of leased Asynchronous Transfer Mode ("ATM") switches and leased high-speed dedicated data lines in the United States. The design and architecture of the physical network permits the Company to offer highly flexible, reliable high-speed services to its customers. The data network infrastructure is monitored by a network operations center in San Jose, California.

Services

     The Company's competitive local exchange services include local dial tone, long distance, enhanced telephony, data, special access and interstate and intrastate switched access services. Competitive local dial tone services consist of basic local exchange lines and trunks for business, related line features (such as voice mail, Direct Inward Dialing (DID), hunting and custom calling features), local calling, and intraLATA, also called local toll, calling. The Company believes that having a full complement of communications services, including local, long distance and data services, will strengthen its overall market position and help the Company to better penetrate the local exchange marketplace. The Company has also developed long distance services, including calling and debit cards, to complement its local exchange services family of products. The Company offers a bundled service of local, long distance and data services, delivered over a T-1 connection in several markets and intends to expand this bundled service offering to its remaining markets in the future.

     The Company offers long distance services to end user customers. Although the Company carries some of its long distance traffic on its own switches, it relies upon obtaining long distance transmission capacity from other carriers to provide its services. Therefore, the Company has entered into transmission agreements, which typically provide for transmission on a per minute basis, with long distance carriers to fulfill such needs. To reduce its cost of services, the Company leases point-to-point circuits on a monthly or longer term fixed cost basis where it anticipates high traffic volume.

     The Company also offers enhanced telephony services via IP technology in 230 major cities in the United States, covering more than 90% of the commercial long distance market. The Company carries the IP traffic over its nationwide data network and terminates a large portion of the traffic via its own POPs, thereby eliminating terminating charges from the use of other carriers' network facilities. Calls that cannot be terminated over the Company's own facilities are billed at higher per minute rates to compensate for the charges associated with using other carriers' facilities.

     Private line services are generally used to connect the separate locations of a single business outside of the local calling area or LATA. Special access services are generally used to connect end user customers to a long distance telephone carrier's facilities, to connect long distance carrier's facilities to the local telephone company's central offices, and to connect different facilities of the same long distance carrier or facilities of different long distance carriers all within the same LATA. As part of its initial "carrier's carrier" strategy, the Company targeted the transport between long distance company facilities and the local telephone company central offices, and, for high volume customers, between the long distance company and the end user customer's office. In order to leverage its significant network investment, the Company also markets these services directly to end user business customers.

     The Company's interstate and intrastate switched access services include the transport and switching of calls between the long distance carrier's facilities and either the local telephone company's central offices or end users. By performing the switching services, the Company can reduce the long distance carriers' local access costs, which constitute their major operating expense. Until recently, the Company experienced negative operating margins from the provision of wholesale switched services because it relies on ILEC networks to terminate and originate customers' switched traffic. The Company has raised prices on its wholesale switched services product in order to improve margins and has de-emphasized its wholesale switched services to focus on its higher margin products.

     The Company's Signaling System 7 ("SS7") services provide signaling connections between long distance and local exchange carriers, and between long distance carriers' networks. SS7, sometimes referred to as "look-ahead routing," is used by local exchange companies, long distance carriers, wireless carriers and others to signal between network elements, creating faster call set-up and resulting in more efficient use of network resources. SS7 is now the standard method for telecommunications signaling worldwide. The Company has deployed signal transfer points ("STPs") throughout its networks to efficiently route SS7 data across the United States. SS7 is also the enabling technology for advanced intelligence network platforms, a set of services and signaling options that carriers can use to create new services or customer options. Carriers purchase connections into the Company's SS7 network, and also purchase connections to other local and long distance carriers on a monthly recurring basis. The Company has also developed a nationwide SS7 service with Southern New England Telecommunications Corporation ("SNET"), a subsidiary of SBC Communications, Inc. The Company believes that, together with SNET, it is one of the largest independent suppliers of SS7 services. The Company's STPs are integrated with two SNET "gateway" STPs in Connecticut.

     Through NikoNET, the Company provides broadcast facsimile services and enhanced messaging services to financial institutions, corporate investor and public relations departments and other customers. NikoNET also provides facsimile to e-mail and e-mail to facsimile translation services. This product leverages the Company's network and creates high margin minutes of use.

     As part of its new strategy to maximize the value of its nationwide data network by including high-growth ISPs in its customer base, the Company is currently offering Internet access services and recently announced its plans to offer other new wholesale network services, including RAS, EOS and DSL, to ISPs, to be available beginning in early 1999. See "-Recent Developments."

Industry

     The Company operates in the local telephone services market as an ICP. The Company is competing in the local, long distance, enhanced telephony and data communications markets, to provide "full service" to its business, ISP and carrier customers. The Company believes it can maximize revenue and profit opportunities by leveraging its extensive network facilities in providing multiple communications services to its customers.

     Local telephone service competition was made possible by the Telecommunications Act and by deregulatory actions at the state level. Prior to passage of the Telecommunications Act, firms like the Company were generally limited to providing private line and special access services. These firms, including the Company, installed fiber optic cable connecting long distance telephone carriers' POPs within a metropolitan area and, in some cases, connecting end users (primarily large businesses and government entities) with long distance carrier POPs. The greater capacity and economies of scale inherent in fiber optic cable enabled competitive access providers to offer customers less expensive services at higher quality than the ILECs.

     The Telecommunications Act, subsequent Federal Communications Commission ("FCC") decisions and many state legislative and regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Due to these regulatory changes, CLECs are now legally able to offer many communications services, including local dial tone and all interstate and intrastate switched services, effectively opening up the local telephone market to full competition. Because of these changes in state and federal regulations, CLECs have expanded their services from providing competitive access and private line services to providing all local exchange services to become true competitors to the ILECs. See "-Regulation."

Network Services

     Through the Company's wholly owned subsidiary, ICG Fiber Optic Technologies, Inc. ("FOTI"), the Company supplies information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end users, including Fortune 1000 firms and other large businesses and telecommunications companies. Revenue from Network Services was approximately $53.9 million for fiscal 1998.

     The Company provides network infrastructure, systems and support services, including the design, engineering and installation of local and wide area networks ("LANs/WANs") for its customers. These networks (within end user offices, buildings or campuses) may include fiber optic, twisted-pair, coaxial and other network technologies. The Company specializes in turnkey network installations including cabling and electronics that address specific requirements. The Company also provides professional network support services.

These services include move, add and change services and ongoing maintenance and support services. Network Services revenue is expected to constitute a smaller percentage of the Company's future revenue as Telecom Services revenue increases.

     The Company offers these network integration and support services through offices located within five regions. The regional headquarters are located in Dallas, Denver, Portland (Oregon), Los Angeles and San Francisco.

Satellite Services

     The Company's Satellite Services operations consist of satellite voice, data and video services provided to major cruise lines, the U.S. Navy, the offshore oil and gas industry and other ICPs. The Company also owns a teleport facility which provides international voice and data transmission services. Revenue from Satellite Services was approximately $40.5 million for fiscal 1998.

     MTN. MTN provides digital wireless communications through satellites to the maritime cruise industry, U.S. Navy vessels and offshore oil and gas platforms utilizing an experimental radio frequency license and a grant of Special Temporary Authority ("STA") issued by the FCC. MTN provides private communications networks to various cruise lines allowing for the transmission of data communications and allowing passengers to make calls from their cabins to anywhere in the world. MTN additionally provides its communications services to seismic vessels, to commercial shipping vessels and to the U.S. Navy in conjunction with a major long distance provider, which serves as the long distance carrier, while MTN provides the shipboard communications equipment. The Company believes that the radio spectrum employed under an experimental license and a grant of STA, which uses C-band radio frequencies, enables it to provide a higher quality maritime service than is available through the radio frequencies currently allocated to other maritime service providers.

     In  April  1996,  the FCC  issued  a waiver  allowing  MTN to  apply  for a permanent FCC license to utilize C-band frequencies authorized under a previously issued experimental license. MTN's application is pending. Additionally, in January 1997, the FCC granted the STA, which enables MTN to conduct operations, for up to an initial six-month period, which period can be renewed for six-month terms, while the FCC's review of the permanent license application is pending. The most recent extension of the STA was received by MTN on January 29, 1999. MTN's FCC experimental license allows it to operate its shipboard earth stations on a fixed and mobile basis throughout domestic waters on a non-interference basis using C-band frequencies. MTN filed an application for renewal of the experimental authorization on January 22, 1999. MTN may continue to operate under the terms of its experimental authorization pending action on the renewal application. There can be no assurance that the Company will be granted permanent licenses, that the experimental license and STA currently being used will continue to be renewed for future terms or that any license granted by the FCC will not require substantial payments from the Company. See "-Regulation."

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

Customers And Marketing

     The Company's primary marketing strategies for Telecom Services are to offer a broad range of local, long distance, enhanced telephony and data services, to the Company's business and ISP customers at cost effective rates. Wholesale customers typically re-market the Company's services to the retailer's end user, under the retailer's brand name. The Company markets its services in regional clusters, which it believes is the most effective and efficient way to penetrate its markets.

     The Company markets its Telecom Services products through direct sales to end users and wholesale accounts, sales agents and direct mail, to a limited extent. Telecom Services revenue from major long distance carriers and resellers constituted approximately 83%, 76% and 34% of the Company's Telecom Services revenue in fiscal 1996, 1997 and 1998, respectively. The balance of the Company's Telecom Services revenue was derived from end users. The Company anticipates revenue from business and ISP customers will increase in the future as it continues to expand its bundled service offerings, increases its sales and marketing teams and focuses more on these segments of the market. In support of this strategy, the Company has substantially increased its direct sales and marketing staff. Telecommunications service agreements with its customers typically provide for terms of one to five years, fixed prices and early termination penalties.

     The Company has telecommunications sales offices in: Irvine, Los Angeles, Oakland, Sacramento, San Diego, San Francisco and San Jose, California; Denver, Colorado Springs and Boulder, Colorado; Akron, Columbus, Dayton, and Independence, Ohio; Birmingham, Alabama; Atlanta, Georgia; Louisville, Kentucky; Charlotte, North Carolina; and Nashville, Tennessee; and Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas. The Company's marketing staff is located in Denver, Colorado.

     The Company markets its network systems integration products and services through a direct sales force located in the Rocky Mountains, Pacific Northwest, Texas and California regions. The Company also has entered into resale agreements with manufacturers of network integration products and services.

     The Company offers satellite private line transmission services from its teleport to business customers that can benefit from the Company's international and domestic transmission capabilities. The Company also markets voice and data communications to the maritime industry, including cruise ships, U.S. Navy vessels, offshore oil and gas platforms and mobile land-based units.

     The Company is currently utilizing its nationwide data network to provide wholesale Internet access services to MindSpring for a one-year period. During the term of this agreement, the Company plans to evaluate various strategies to identify and market similar services and other enhanced network services to primarily local and regional ISPs and other telecommunications providers.

Competition

     The Company operates in an increasingly competitive environment dominated by the ILECs, mainly the Regional Bell Operating Companies ("RBOCs") and GTE which are among the Company's current competitors. Also included among the Company's current competitors are other ILECs, other CLECs, other ICPs, network systems integration service providers, microwave and satellite service providers, teleport operators and private networks built by large end users. Potential competitors (using similar or different technologies) include cable television companies, utilities, ISPs, ILECs outside their current local service areas, and the local access operations of long distance carriers. Consolidation of telecommunications companies, including mergers between certain of the RBOCs, between long distance companies and cable television companies and between long distance companies and CLECs, and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to increased competition. One of the primary purposes of the Telecommunications Act is to promote competition, particularly in the local telephone market. Since the enactment of the Telecommunications Act, several telecommunications companies have indicated their intention to aggressively expand their ability to address many segments of the telecommunications industry, including segments in which the Company participates and expects to participate. This may result in more participants than can ultimately be successful in a given market.

     Telecom Services. The bases of competition in competitive local telecommunications services are generally price, service, reliability, transmission speed, technological innovation and availability. The Company believes that its expertise in developing and operating highly reliable, advanced digital networks which offer substantial transmission capacity at competitive prices enables the Company to compete effectively against the ILECs, other CLECs and others providing local and enhanced telephony services.

     In every market in which the Company operates telecom service networks, the ILECs (which are the historical monopoly providers of local telephone services) are the primary competitors. The ILECs have long-standing relationships with their customers and provide those customers with various transmission and switching services. The ILECs also have the potential to subsidize access and switched services with revenue from a variety of businesses and historically have benefited from certain state and federal regulations that have favored the ILECs over the Company. In certain markets where the Company operates, other CLECs also operate or have announced plans to enter the market. Some of those CLECs are affiliated with major long distance companies which have resources available to sustain an initially capital-intensive business through the point of profitability. Current competitors also include network systems integration services providers, wireless telecommunications providers and private networks built by large end users. Additional competition may emerge from cable television operators and electric utilities. Many of the Company's actual and potential competitors have greater financial, technical and marketing resources than the Company.

     In addition, the long distance and data transmission businesses are extremely competitive and prices have declined substantially in recent years and are expected to continue to decline.

     As a recent entrant into the wholesale network services sector, the Company faces competition from existing providers of the Company's planned services, primarily UUNet Technologies, Inc., PSINet, Inc. and, ultimately, Level 3
Communications, Inc. and Qwest Communications International, Inc. once their networks have been sufficiently developed. Other competitors also include GTE, AT&T, Sprint Corporation and the RBOCs that currently offer similar wholesale network service products to ISPs. While strong competition currently exists in this sector, the Company believes that the recent growth in the Internet industry provides expanded opportunity and demand for new providers such as the Company, and that early participants in this growing sector have increased opportunity for establishing and, once experienced, growing market share. There can be no assurance that sufficient demand will exist for the Company's wholesale network services in its selected markets, that market prices will not dramatically decline or the Company will be successful in executing its strategy in time to meet new competitors, or at all.

     Network Services. The bases of competition in the network services market are primarily technological capability and experience, value-added services and price. In this market, the Company competes with a variety of local and regional system integrators.

     Satellite Services. In the delivery of domestic and international satellite services, the Company competes with other full service teleports in the northeast region of the United States. The bases of competition are primarily reliability, price and transmission quality. Most of the Company's satellite competitors focus on the domestic video market. Competition is expected principally from a number of domestic and foreign telecommunications carriers, many of which have substantially greater financial and other resources than the Company. In the maritime telecommunications market, MTN competes primarily with COMSAT Corporation ("COMSAT") in providing similar telecommunications services. COMSAT has FCC licenses that are similar to MTN's and it is the sole point of control in the United States for direct access to Intelsat satellites.

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

     The Telecommunications Act generally requires ILECs to negotiate agreements to provide interconnection and nondiscriminatory access to their networks on more favorable terms than were previously available in the past. However, such new agreements are subject to negotiations with each ILEC which may involve considerable delays and may not necessarily be obtained on terms and conditions that are desirable to the Company. In such instances, the Company may petition the proper state regulatory agency to arbitrate disputed issues. Ultimately, the terms of an arbitrated agreement are subject to review by the federal courts. Additionally, the Company is in the process of renegotiating and extending the terms of certain of the interconnection agreements executed by the Company. There can be no assurance that the Company will be able to negotiate and/or arbitrate acceptable new interconnection agreements.

     On August 8, 1996, in two separate decisions, the FCC adopted rules and policies implementing the local competition provisions of the Telecommunications Act. The FCC, among other things, adopted national guidelines with respect to the unbundling of ILECs' network elements, resale of ILEC services, the pricing of interconnection services and unbundled elements, and other local competition issues. Numerous parties appealed both of the FCC's orders to the Eighth Circuit Court, and in 1997, the Eighth Circuit Court issued a decision which upheld certain of the FCC's rules but reversed many of the FCC's rules on other issues, including the pricing rules.

     On January 25, 1999, the United States Supreme Court (the "Supreme Court") largely reversed the Eighth Circuit Court's decision and reestablished the validity of many of the FCC's interconnection rules including the FCC's jurisdiction to adopt pricing guidelines under the Telecommunications Act. The Supreme Court also upheld the FCC's "pick and choose" rules, which allow CLECs to adopt individual rates, terms and conditions from agreements that an ILEC has with other carriers. The Supreme Court did not, however, evaluate the specific pricing methodologies adopted by the FCC, and the appellate court will further consider those methodologies. Additionally, the Supreme Court vacated the FCC rules defining what network elements must be unbundled and made available to the CLECs by the ILECs. The Supreme Court held that the FCC must provide a stronger rationale to support the degree of unbundling ordered. As a result, the FCC likely will soon hold a rulemaking proceeding to revise its rules on unbundled network elements. Management views the Supreme Court decision as a favorable development for the CLEC industry, although the ultimate outcome of the further FCC and court proceedings resulting from the decision cannot be predicted.

     On December 31, 1997,  the United  States  District  Court for the Northern
District of Texas (the "District Court"), in a case brought by SBC Communications, Inc., issued a decision holding that Sections 271 through 275 of the Telecommunications Act are unconstitutional. The decision addressed the restrictions contained in Sections 271 through 275 of the Telecommunications Act on the lines of businesses in which the RBOCs may engage, including establishing the conditions that the RBOCs must satisfy before they may provide interLATA long distance telecommunications services in their local telephone service areas. On September 4, 1998, the Fifth Circuit Court of Appeals reversed the District Court decision and ruled that Sections 271 through 275 are not unconstitutional. A separate decision by the D.C. Circuit Court of Appeals issued in December 1998 also ruled that Section 271 is not unconstitutional.

     The Company believes that it is entitled to receive reciprocal compensation from ILECs for the transport and termination of Internet traffic from ILEC customers as local traffic pursuant to various interconnection agreements. The ILECs have not paid most of the bills they have received from the Company and have disputed substantially all of these charges based on the argument that ISP traffic is not local traffic as defined by the various interconnection agreements and under state and federal laws and public policies. The resolution of these disputes will be based on rulings by state public utility commissions and/or by the FCC. See "-Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Transport and Termination Charges."

     Federal Regulation. The Company generally operates as a regulated carrier with fewer regulatory obligations than the ILECs. The Company must comply with the requirements of the Telecommunications Act, such as offering service on a non-discriminatory basis at just and reasonable rates. The FCC treats the Company as a non-dominant carrier. The FCC has established different levels of regulation for dominant and non-dominant carriers. Of domestic common carriers, only the ILECs are classified as dominant carriers for the provision of access services, and all other providers of domestic common carrier services are classified as non-dominant. Under the FCC's streamlined regulation of non-dominant carriers, the Company must file tariffs with the FCC for domestic and international long distance services on an ongoing basis. The Company's provision of international long distance services requires prior authorization by the FCC pursuant to Section 214 of the Telecommunications Act, which the Company has obtained. The FCC recently eliminated the requirement that non-dominant interstate access carriers must file tariffs. The Company is not subject to price cap or rate of return regulation, nor is it currently required to obtain FCC authorization for the installation or operation of its fiber optic network facilities used for services in the United States. The Company may install and operate non-radio facilities for the transmission of domestic interstate communications without prior FCC authorization. The Company's use of digital microwave radio frequencies and satellite earth stations in connection with certain of its telecommunications services is subject to FCC radio frequency licensing regulation. See "-Federal Regulation of Microwave and Satellite Radio Frequencies."

     State Regulation. In general, state regulatory agencies have regulatory jurisdiction over the Company when Company facilities and services are used to provide local and other intrastate services. Under the Telecommunications Act, state commissions continue to set the requirements for providers of local and intrastate services, including quality of services criteria. State regulators also can regulate the rates charged by CLECs for intrastate and local services and can set prices for interconnection by CLECs with the ILEC networks. The Company's provision of local dial tone and intrastate switched and dedicated services are classified as intrastate and therefore subject to state regulation. The Company expects that it will offer more intrastate services as its business and product lines expand. To provide intrastate service (particularly local dial tone service), the Company generally must obtain a Certificate of Public Convenience and Necessity ("CPCN") from the state regulatory agency prior to offering service. In most states, the Company also is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate, and to update or amend its tariffs as rates change or new products are added. The Company may also be subject to various reporting and record-keeping requirements.

     The  Company  currently  holds  CPCNs (or  their  equivalents)  to  provide competitive local services in the following states: Alabama, California, Colorado, Delaware, Florida, Georgia, Hawaii, Indiana, Kansas, Kentucky, Massachusetts, Missouri, Montana, Nevada, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington, West

Virginia, and Wisconsin. Additionally, the Company holds CPCNs (or their equivalents) to provide intrastate long distance services in the following states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and Wyoming.

     Local Government Authorizations. Under the Telecommunications Act, local authorities retain jurisdiction under applicable state law to control the Company's access to municipally owned or controlled rights of way and to require the Company to obtain street opening and construction permits to install and expand its fiber optic network. In addition, many municipalities require the Company to obtain licenses or franchises (which generally have terms of 10 to 20 years) and to pay license or franchise fees, often based on a percentage of gross revenue, in order to provide telecommunications services, although in certain states including California and Colorado, current state law prescribes the amount of such fees. Certain municipalities in Colorado, however, are continuing to charge franchise fees pending enforcement by the Colorado courts. There is no assurance that certain cities that do not impose fees will not seek to impose fees, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the ILECs have been excused from paying such franchise fees or pay fees that are materially lower than those required to be paid by the Company for access to public rights of way. However, under the Telecommunications Act, while municipalities may still regulate use of their streets and rights of way, municipalities may not prohibit or effectively prohibit any entity from providing any telecommunications services. In addition, the Telecommunications Act requires that local governmental authorities treat telecommunications carriers in a non-discriminatory and competitively neutral manner. If any of the Company's existing franchise or license agreements are terminated prior to their expiration dates or not renewed, and the Company is forced to remove its fiber from the streets or abandon its network in place, such termination could have a material adverse effect on the Company.

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

     The Company is required to obtain authorization from the FCC for its use of radio frequencies to provide satellite and wireless services. The Company holds a number of point-to-point microwave radio licenses that are used to provide telecommunications services in California. Additionally, the Company holds a number of satellite earth station licenses in connection with its operation of satellite-based networks. The Company also provides maritime communications services pursuant to an experimental license and a grant of STA. The Company's experimental license has been renewed by the FCC on several occasions. On January 22, 1999, the Company submitted an application for an additional two-year renewal of the experimental license, which was due to expire in February 1999. Under the FCC's procedures, the experimental license remains valid pending FCC action on the renewal application. The STA was first granted on January 30, 1997 and enables the Company to conduct operations pursuant to the STA of the Company's application for a permanent license. The Company applied for six-month extensions of the STA, most recently on January 29, 1999, and received verbal grants by the FCC of each of the requested extensions. The Company also filed 32 applications for permanent full-term FCC licenses to operate shipboard earth stations in fixed ports. Those applications are pending. There can be no assurance that the Company will be granted permanent licenses, that the experimental license and STA currently being used will continue to be renewed for future terms or that any license granted by the FCC will not require substantial payments from the Company.

Employees

     On December 31, 1998, the Company employed a total of 3,415 individuals on a full time basis. There are 39 employees in the Company's Oregon and Washington network systems integration services offices who are represented by collective bargaining agreements. The collective bargaining agreement with certain IBEW (International Brotherhood of Electrical Workers) employees in Oregon and southern Washington expires on December 31, 2000. Additionally, several IBEW employees in other areas of Washington are currently in negotiations for a new collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES

     The Company's physical properties include owned and leased space for offices, storage and equipment rooms and collocation sites. Additional space may be purchased or leased by the Company as networks are expanded. The Company owns a 30,000 square-foot building located in Englewood, Colorado which houses a portion of the Company's Telecom Services business. Currently, the Company leases approximately 324,000 square feet of office space for operations located in the Denver metropolitan area and approximately 846,000 square feet in other areas of the United States.

     As of December 31, 1998, the Company's corporate headquarters building, land and improvements were leased by the Company under an operating lease from an unrelated third party. The Company has entered into a letter of intent to purchase the approximately 265,000 square foot facility located in Englewood, Colorado, as well as the other previously leased assets, and expects to complete the purchase of those assets in early 1999.

ITEM 3.  LEGAL PROCEEDINGS

     On April 4, 1997, certain shareholders of Zycom filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas (Cause No. 97-17777) against the Company, Zycom and certain of their subsidiaries. This complaint alleges that the Company and certain of its subsidiaries breached certain duties owed to the plaintiffs. The plaintiffs were denied class certification by the trial court and this decision has been appealed. Trial has been tentatively set for August 1999. The Company is vigorously defending the claims. While it is not possible to predict the outcome of this litigation, management believes these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     A putative class action lawsuit was filed on July 15, 1997 in Superior Court of California, Orange County, alleging unfair business practices and related causes of action against NETCOM in connection with its offers of free trial periods and cancellation procedures and claiming damages of at least $10.0 million. Although the case is plead as a class action, the class has not been certified. The parties are currently conducting discovery. Trial has been tentatively set for June 1999. The Company believes it has meritorious defenses to such claims and intends to vigorously defend the action.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ICG Common Stock, $.01 par value per share, has been quoted on the Nasdaq National Market ("Nasdaq") since March 25, 1997 under the symbol "ICGX" and was previously listed on the American Stock Exchange ("AMEX"), from August 5, 1996 to March 24, 1997 under the symbol "ICG." Prior to August 5, 1996, Holdings-Canada's common shares had been listed on the AMEX under the symbol "ITR" from January 14, 1993 through February 28, 1996, and under the symbol "ICG" thereafter through August 2, 1996. Holdings-Canada Class A Common Shares (the "Class A Shares") ceased trading on the AMEX at the close of trading on August 2, 1996. The Class A Shares, which were listed on the Vancouver Stock Exchange ("VSE") under the symbol "IHC.A," ceased trading on the VSE at the close of trading on March 12, 1997. During fiscal 1998, all of the remaining Class A Shares outstanding held by third parties were exchanged into shares of ICG Common Stock.

     The following table sets forth, for the fiscal periods indicated, the high and low sales prices of the ICG Common Stock as reported on the AMEX through March 24, 1997 and on the Nasdaq from March 25, 1997 through the date indicated below. The VSE reported no trading activity for the Class A Shares from January 1, 1997 through March 12, 1997, the date on which the Class A Shares ceased trading on the VSE.

                                                    American Stock
                                           Exchange/Nasdaq National Market
                                         --------------------------------------
                                               High                 Low
                                         -----------------    -----------------

Fiscal 1997:
    First Quarter                             $ 18.13              $ 10.38
    Second Quarter                              21.13                 8.63
    Third Quarter                               24.63                17.75
    Fourth Quarter                              28.63                19.75

Fiscal 1998:
    First Quarter                             $ 44.25              $ 24.38
    Second Quarter                              38.88                28.50
    Third Quarter                               36.63                15.50
    Fourth Quarter                              26.56                11.13

Fiscal 1999:
    Through March 29, 1999                    $ 24.13              $ 15.25

     See the cover page of this Annual Report for a recent bid price and related number of shares outstanding of ICG Common Stock. On March 29, 1999, there were 281 holders of record.

     The Company has never declared or paid dividends on the ICG Common Stock and does not intend to pay cash dividends on the ICG Common Stock in the foreseeable future. The Company intends to retain future earnings, if any, to finance the development and expansion of its business. In addition, the payment of any dividends on the ICG Common Stock is effectively prohibited by the restrictions contained in the Company's indentures to the Company's senior indebtedness and in the Second Amended and Restated Articles of Incorporation of Holdings, which prohibits Holdings from making any material payment to the Company. Certain of the Company's debt facilities contain covenants which also may restrict the Company's ability to pay cash dividends.

     In April 1998, ICG Services sold $405.3 million principal amount at maturity ($250.0 million original issue price) of 9 7/8% Notes. Morgan Stanley & Co. Incorporated acted as placement agent for the offering and received placement fees of approximately $7.5 million. In February 1998, ICG Services sold $490.0 million principal amount at maturity ($300.6 million original issue price) of 10% Notes. Morgan Stanley & Co. Incorporated acted as placement agent for the offering and received placement fees of approximately $9.0 million.

     In September and October 1997, ICG Funding, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ("ICG Funding"), completed a private placement of $132.25 million of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "6 3/4% Preferred Securities"). The 6 3/4% Preferred Securities are mandatorily redeemable November 15, 2009 at the liquidation preference of $50.00 per security, plus accrued and unpaid dividends. Dividends on the 6 3/4% Preferred Securities are cumulative at the rate of 6 3/4% per annum and are payable in cash through November 15, 2000 and, thereafter, in cash or shares of ICG Common Stock at the option of ICG Funding. The 6 3/4% Preferred Securities are exchangeable, at the option of the holder, into ICG Common Stock at an exchange price of $24.025 per share, subject to adjustment. ICG Funding may, at its option, redeem the 6 3/4% Preferred Securities at any time on or after November 18, 2000. Prior to that time, ICG Funding may redeem the 6 3/4% Preferred Securities if the current market value of ICG Common Stock equals or exceeds, for at least 20 days of any consecutive 30-day trading period, 160% of the exchange price through November 15, 1999, and 150% of the exchange price from November 16, 1999 through November 15, 2000. Morgan Stanley & Co. Incorporated and Deutsche Morgan Grenfell Inc. acted as placement agents for the offering and received aggregate placement fees of approximately $4.0 million.

     In March 1997, Holdings sold $176.0 million principal amount at maturity ($99.9 million original issue price) of 11 5/8% Senior Discount Notes due 2007 (the "11 5/8% Notes") and 100,000 shares of 14% Preferred Stock Mandatorily Redeemable 2008 (the "14% Preferred Stock"), having a liquidation preference of $1,000 per share. These securities are guaranteed by the Company on a full and unconditional basis. Morgan Stanley & Co. Incorporated acted as placement agent for the offering and received placement fees of approximately $7.5 million.

     In April 1996, Holdings sold $550.3 million principal amount at maturity ($300.0 million original issue price) of 12 1/2% Senior Discount Notes due 2006 (the "12 1/2% Notes") and 150,000 shares of 14 1/4% Preferred Stock Mandatorily Redeemable 2007 (the "14 1/4% Preferred Stock"), having a liquidation preference of $1,000 per share. These securities are guaranteed by the Company on a full and unconditional basis. Morgan Stanley & Co. Incorporated acted as placement agent for the offering and received placement fees of approximately $16.5 million.

     Each of the foregoing offerings were exempt from registration pursuant to Rule 144A under the Securities Act. Sales were made only to "qualified institutional buyers," as defined in Rule 144A under the Securities Act, and other institutional accredited investors. The securities sold in each of the foregoing offerings were subsequently registered under the Securities Act.

     In October 1997, the Company issued 687,221 shares of Common Stock (the "CBG Shares") to certain shareholders of CBG in connection with the acquisition of CBG for a purchase price of approximately $16.0 million. The sale of the CBG Shares was exempt from registration under Section 4(2) of the Securities Act because the offers and sales were made to a limited number of investors in a private transaction. Resale of the CBG Shares was subsequently registered on a Form S-3 registration statement which was declared effective on October 31, 1997.

     In July 1998, the Company issued 145,997 shares of ICG Common Stock in connection with the acquisition of DataChoice, valued at approximately $32.88 per share on the date of the sale (the "DataChoice Shares"). The sale of the DataChoice Shares was exempt from registration under Section 4(2) of the Securities Act because the offers and sales were made to a limited number of investors in a private transaction. The Company is required to register the resale of the DataChoice Shares.

     Also in July 1998, the Company issued 356,318 shares of ICG Common Stock in connection with the acquisition of NikoNET, valued at approximately $30.03 per share on the date of the sale (the "NikoNET Shares"). The sale of the NikoNET Shares was exempt from registration under Section 4 (2) of the Securities Act because the offer and sales were made to a limited number of investors in a private transaction.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for fiscal years ended September 30, 1994, 1995 and 1996, the three months ended December 31, 1996, and the fiscal years ended December 31, 1997 and 1998 has been derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report. The Company's development and expansion activities, including acquisitions, during the periods shown below materially affect the comparability of this data from one period to another. The Company's consolidated financial statements reflect the operations of Zycom and NETCOM as discontinued for all periods presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                                  Three Months
                                                                                     Ended              Fiscal Years Ended
                                         Fiscal Years Ended September 30,         December 31,             December 31,
                                      ---------------------------------------                       ---------------------------
                                         1994          1995          1996             1996            1997            1998
                                      -----------   -----------    ----------    ---------------    ----------    -------------
                                                              (in thousands, except per share amounts)
Statement of Operations Data:
Revenue (1)                           $   59,112      110,188        154,143          49,477          245,022       397,619

Operating costs and expenses:
  Operating costs                         38,165       77,944        121,983          42,485          217,927       254,689
  Selling, general and
    administrative expenses               28,015       61,305         75,646          23,868          148,254       183,683
  Depreciation and amortization            8,198       16,350         30,030           9,691           56,501       101,545
  Provision for impairment of
    long-lived assets                          -        7,000          9,994               -            9,261             -
  Net loss (gain) on disposal
    of long-lived assets                       -          241          5,128            (772)             243         4,055
  Restructuring costs                          -            -              -               -                -         2,339
                                      -----------   -----------    ----------    ---------------    ----------    -------------
    Total operating costs and
      expenses                            74,378      162,840        242,781          75,272          432,186       546,311

    Operating loss                       (15,266)     (52,652)       (88,638)        (25,795)        (187,164)     (148,692)

Interest expense                          (8,481)     (24,389)       (85,714)        (24,454)        (117,520)     (170,127)
Other income, net                            925        3,141         15,585           5,898           21,549        23,762
                                      -----------   -----------    ----------    ---------------    ----------    -------------
Loss from continuing operations
  before income taxes, preferred
  dividends, share of losses
  and cumulative effect of change
  in accounting                          (22,822)     (73,900)      (158,767)        (44,351)        (283,135)     (295,057)
Income tax benefit (expense)                   -            -          5,131               -                -           (90)
                                      -----------   -----------    ----------    ---------------    ----------    -------------
Loss from continuing operations
  before preferred dividends,
  share of losses and cumulative
  effect of change in accounting         (22,822)     (73,900)      (153,636)        (44,351)        (283,135)     (295,147)
Accretion and preferred dividends
  on preferred securities of
  subsidiaries, net of minority
  interest in share of losses                435       (1,636)       (25,409)         (4,988)         (38,117)      (55,183)
Share of losses of joint venture          (1,481)        (741)        (1,814)              -                -             -
                                      -----------   -----------    ----------    ---------------    ----------    -------------
Loss from continuing operations
  before cumulative effect of
  change in accounting                   (23,868)     (76,277)      (180,859)        (49,339)        (321,252)     (350,330)
Loss from discontinued operations       (100,000)     (14,435)       (44,060)        (11,974)         (39,483)      (67,715)
Cumulative effect of change in
  accounting (1)                               -            -         (3,453)                               -             -
                                      -----------   -----------    ----------    ---------------    ----------    -------------
   Net loss                           $ (123,868)     (90,712)      (228,372)        (61,313)        (360,735)     (418,045)
                                      ===========   ===========    ==========    ===============    ==========    =============
   Loss per share from continuing
     operations - basic and
     diluted                          $    (1.17)       (2.48)         (4.90)          (1.18)           (7.56)        (7.75)
                                      ===========   ===========    ==========    ===============    ==========    =============
   Net loss per share -
     basic and diluted                $    (6.06)       (2.94)       (6.19)          (1.47)             (8.49)      (9.25)
                                      ===========   ===========    ==========    ===============    ==========    =============
   Weighted average number of
     shares outstanding - basic
     and diluted (2)                      20,455       30,808         36,875         41,760            42,508        45,194
                                      ===========   ===========    ==========    ===============    ==========    =============

Other Data:
Net cash used by operating
  activities of continuing
  operations                              (7,532)     (41,947)       (39,099)        (6,436)         (117,191)     (105,358)
Net cash used by investing
  activities of continuing
  operations                             (51,452)     (65,772)      (134,832)       (82,342)         (429,512)     (349,082)
Net cash (used) provided
  by financing activities
  of continuing operations               (49,428)     377,772        355,811         (1,886)          308,136       530,915
EBITDA (3)                                (7,068)     (36,302)       (58,608)       (16,104)         (130,663)      (47,147)
EBITDA (before nonrecurring
  charges) (3)                            (7,068)     (29,061)       (43,486)       (16,876)         (121,159)      (40,753)
Capital expenditures of
  continuing operations (4)               54,921       82,623        176,935         70,297           268,796       368,946
Capital expenditures of
  discontinued operations (4)             11,143       49,714         54,364          8,554            18,055        25,981
                                                                                                                    (Continued)



                                                         At September 30,                          At December 31,
                                             --------------------------------------    -------------------------------------------
                                                1994         1995          1996          1996           1997             1998
                                            -----------  -----------   ------------   ------------  ------------     -------------
                                                                                (in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term
  investments available for sale          $    6,025        269,404       457,388       391,891        230,850          262,831
Net current assets (liabilities) of
  discontinued operations (5)                 15,551        131,571        54,226        54,481         38,331          (23,272)
Working capital                                6,988        381,006       499,810       415,247        263,674          294,934
Property and equipment, net                  118,875        201,038       334,646       402,251        631,454          934,134
Net non-current assets of discontinued
  operations (5)                              12,413         59,936        97,561        97,425         76,577           54,243
Total assets                                 229,955        767,072     1,081,896     1,086,734      1,217,440        1,615,425
Current portion of long-term debt and
  capital lease obligations                   23,118         23,487         8,282        25,500          7,421            5,132
Long-term debt and capital lease
  obligations, less current portion           97,811        405,535       739,827       761,504        957,507        1,662,357
Redeemable preferred securities of
  subsidiaries                                     -         24,336       153,318       159,120        420,171          466,352
Common stock and additional paid-in
  capital                                    129,483        420,516       504,851       508,182        534,290          578,404
Accumulated deficit                          (61,737)      (152,487)     (380,859)     (430,682)      (791,417)      (1,209,462)
Stockholders' equity (deficit)                67,746        268,001       125,203        78,711       (256,983)        (631,177)

(1) During fiscal 1996, the Company changed its method of accounting for long-term telecom services contracts to recognize revenue as services are provided. Other than the cumulative effect of adopting this new method of accounting, the effect of this change in accounting for the periods presented was not significant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Change."

(2) Weighted average number of shares outstanding for fiscal years 1994 and 1995 represents Holdings-Canada common shares outstanding. Weighted average number of shares outstanding for fiscal 1996, the three months ended December 31, 1996, and fiscal 1997 and 1998 represents Holdings-Canada common shares outstanding for the period October 1, 1995 through August 2, 1996, and represents ICG Common Stock and Class A Shares (not owned by ICG) outstanding for the periods subsequent to August 5, 1996. During fiscal 1998, all of the remaining Class A Shares outstanding held by third parties were exchanged into shares of ICG Common Stock.

(3) EBITDA consists of earnings (loss) from continuing operations before interest, income taxes, depreciation and amortization, other expense, net and accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses, or simply, operating loss plus depreciation and amortization. EBITDA (before nonrecurring charges) represents EBITDA before certain nonrecurring charges such as the net loss (gain) on disposal of long-lived assets, provision for impairment of long-lived assets and restructuring costs. EBITDA and EBITDA (before nonrecurring charges) are provided because they are measures commonly used in the telecommunications industry. EBITDA and EBITDA (before nonrecurring charges) are presented to enhance an understanding of the Company's operating results and are not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA and EBITDA (before nonrecurring charges) are not measurements under GAAP and are not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities of continuing operations as determined using GAAP are also presented in Other Data.

(4) Capital expenditures includes assets acquired under capital leases and through the issuance of debt or warrants and excludes payments for construction of the Company's corporate headquarters. Capital expenditures of discontinued operations includes the capital expenditures of Zycom and NETCOM combined for all periods presented.

(5)  Net non-current  assets of  discontinued  operations and net current assets
     (liabilities)  of  discontinued   operations   represents  the  assets  and
     liabilities of Zycom and NETCOM combined for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, dependence on increased traffic on the Company's facilities, the successful implementation of the Company's strategy of offering an integrated telecommunications package of local, long distance, enhanced telephony and wholesale and retail data services, continued development of the Company's network infrastructure and actions of competitors and regulatory authorities that could cause actual results to differ materially from the forward-looking statements. The results for the 12 months ended December 31, 1996 and for fiscal 1997 and 1998 have been derived from the Company's audited consolidated financial statements included elsewhere herein and the Company's unaudited consolidated financial statements included in the Company's Forms 10-Q filed with the Securities and Exchange Commission. The Company's consolidated financial statements reflect the operations of Zycom and NETCOM as discontinued for all periods presented. The Company changed its fiscal year end to December 31 from September 30, effective January 1, 1997. All dollar amounts are in U.S. dollars.

Company Overview

     The Company is one of the nation's leading competitive ICPs, based on estimates of the industry's 1998 revenue. ICPs seek to provide an alternative to ILECs, long distance carriers and other communications service providers for a full range of communications services in the increasingly deregulated telecommunications industry. The Company's Telecom Services primarily include its CLEC operations, in which the Company operates fiber networks in regional clusters covering major metropolitan statistical areas in California, Colorado, Ohio, the Southeast and Texas, offering local, long distance, data and enhanced telephony services to business end users and ISPs. Additionally, in February 1999, the Company began providing wholesale network services over its nationwide data network. The Company also provides a wide range of network systems integration services and maritime and international satellite transmission services. Network Services consists of information technology services and selected networking products, focusing on network design, installation, maintenance and support. Satellite Services consists of satellite voice, data and video services provided to major cruise lines, the U.S. Navy, the offshore oil and gas industry and ICPs. As a leading participant in the rapidly growing competitive local telecommunications industry, the Company has experienced significant growth, with total revenue increasing from approximately $154.1 million for fiscal 1996 to approximately $397.6 million for fiscal 1998. The Company's rapid growth is the result of the initial installation, acquisition and subsequent expansion of its fiber optic networks and the expansion of its communications service offerings.

     The Telecommunications Act and pro-competitive state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Under the Telecommunications Act, the Company is permitted to offer all interstate and intrastate telephone services, including competitive local dial tone. In early 1997, the Company began marketing and selling local dial tone services in major metropolitan areas in California, Colorado, Ohio and the Southeast and, in December 1998, began offering services through an acquired business. During fiscal 1997 and 1998, the Company sold 178,470 and 206,458 local access lines, respectively, net of cancellations, of which 354,482 were in service at December 31, 1998. In addition, the Company's regional fiber networks have grown from 2,143 fiber route miles at the end of fiscal 1996 to 4,255 fiber route miles at December 31, 1998. The Company had 29 operating high capacity digital voice switches and 16 data communications switches at December 31, 1998, and plans to install additional switches as demand warrants. As a complement to its local exchange services offered to business end users, the Company markets bundled service offerings provided over its regional fiber network which include long distance, enhanced telecommunications services and data services. Additionally, the Company owns and operates a nationwide data network with 236 POPs over which the Company recently began providing wholesale Internet access and enhanced network services to MindSpring and intends to offer similar services to other ISPs and telecommunications providers in the future.

     The Company will continue to expand its network through construction, leased facilities, strategic alliances and mergers and acquisitions. For example, on December 31, 1998, the Company purchased from CSW 100% of the partnership interests in ChoiceCom, a strategic alliance with CSW formed for the purpose of developing and marketing telecommunications services in certain cities in Texas. ChoiceCom is based in Austin, Texas and currently provides local exchange and long distance services in Austin, Corpus Christi, Dallas, Houston, and San Antonio, Texas. For fiscal 1997 and 1998, ChoiceCom reported revenue of $0.3 million and $5.8 million, respectively, and EBITDA losses (before nonrecurring charges) of $(5.5) million and $(13.6) million, respectively. Additionally, ChoiceCom has five operating high capacity digital voice switches and two data communications switches as of December 31, 1998 and has 19,569 access lines in service, including 15,282 access lines previously sold by ICG on behalf of ChoiceCom.

     To better focus its efforts on its core Telecom Services operations, the Company progressed toward the disposal of certain assets which management believes do not complement its overall business strategy. On August 12 and November 18, 1998, the Company completed the sales of the capital stock of MCN and Nova-Net, respectively, two wholly owned subsidiaries within the Company's Satellite Services operations. The results of operations of MCN and Nova-Net, which are not significant to the Company's consolidated results, have been included in the Company's consolidated results of operations through the closing date of each sale. Due primarily to the loss of a major customer, which generated a significant obligation under a volume discount agreement with its call transport provider, the board of directors of Zycom approved a plan on August 25, 1998 to wind down and ultimately discontinue Zycom's operations. On October 22, 1998, Zycom completed the transfer of all customer traffic to other providers and on January 4, 1999, the Company completed the sale of the remainder of Zycom's operating assets to an unrelated third party. Additionally, effective November 3, 1998, the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM. On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring for total proceeds of $245.0 million, and on March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations in Canada and the United Kingdom to other unrelated third parties for total proceeds of approximately $41.1 million. Since the Company expects to record a gain on the disposition of NETCOM, the Company has deferred the net operating losses of NETCOM from November 3, 1998 through December 31, 1998 of approximately $10.8 million. The Company expects to record a combined gain on the NETCOM transactions of approximately $200 million, including the recognition of the deferred losses of NETCOM from November 3, 1998 through the sale dates and net of income taxes of approximately $6.5 million, during the three months ended March 31, 1999. Since the operations sold were acquired by the Company in a transaction accounted for as a pooling of interests, the gain on the NETCOM transaction will be classified in the Company's consolidated statement of operations as an extraordinary item. For fiscal 1996, 1997 and 1998, Zycom and NETCOM combined reported revenue of $135.4 million, $189.0 million and $181.6 million, respectively, and EBITDA losses (before nonrecurring charges) of $(30.4) million, $(12.1) million and $(18.0) million, respectively. The Company's consolidated financial statements reflect the operations of Zycom and NETCOM as discontinued for all periods presented. The Company will from time to time evaluate all of its assets as to their core need and, based on such analysis, may sell or otherwise dispose of assets which do not complement its overall business strategy.

     In conjunction with the sale to MindSpring, the legal name of the NETCOM subsidiary was changed to ICG PST, Inc. ("PST"). PST has retained the domestic Internet backbone assets formerly owned by NETCOM which include 236 POPs serving approximately 700 cities nationwide. PST intends to utilize the retained network operating assets to provide wholesale Internet access and enhanced network services to MindSpring and other ISPs and telecommunications providers. On February 17, 1999, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets for a minimum of $27.0 million, although subject to increase dependent upon network usage. MindSpring will utilize the capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. In addition, the Company will receive for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM.

     In August 1998, the Company began offering enhanced telephony services via IP technology. The Company currently offers these services in 230 major cities in the United States, covering more than 90% of the commercial long distance market. The Company carries the IP traffic over its nationwide data network and terminates a large portion of the traffic via its own POPs, thereby eliminating terminating charges from the use of other carriers' network facilities. Calls that cannot be terminated over the Company's own facilities are billed at higher per minute rates to compensate for the charges associated with using other carriers' facilities. The Company currently does not generate any significant revenue from this service.

     In December 1998, the Company announced its plans to offer three new network services (RAS, EOS and DSL), to be available beginning in 1999. RAS allows the Company to provide modem access at its own switch location, rather than requiring ISPs to deploy modems physically at each of their POPs. This service will enable the Company to act as an aggregator for ISP traffic, while limiting the ISP's capital deployment. Through its strategic relationship with Lucent, the Company is currently retrofitting all of its Lucent-5ESS switches with the new Lucent product that allows for RAS functionality. This service eliminates the need for ISPs to separately purchase modems and shifts network management responsibilities to the Company. The Company plans to be the first to market RAS using Lucent's modem technology and expects the service will be available to customers in the second quarter of 1999. Through the same technology that allows it to provide RAS, the Company plans to offer EOS, enabling regional or local ISPs to expand their geographical footprint outside their current physical locations by carrying the ISP's out-of-region traffic on the Company's own nationwide data network. The Company will initially offer this service within its CLEC regional clusters during the first quarter of 1999, and plans to expand EOS offerings to other areas as demand warrants. Through DSL technology, the Company plans to provide high-speed data transmission services primarily to business end users and, on a wholesale basis, to ISPs. DSL technology utilizes the existing ILEC twisted copper pair connection to the customer, giving the customer significantly greater bandwidth, and consequently speed, when connecting to the Internet. The Company expects to offer DSL in over 400 central offices by the end of 1999 through alliances with other companies focusing on DSL service. For example, on February 18, 1999, the Company entered into a letter of intent with NorthPoint which, if the agreement is finalized, will designate NorthPoint as the Company's preferred DSL provider for a two-year period and the Company will purchase up to 75,000 DSL lines from NorthPoint over the two-year term. This alliance will enable the Company to accelerate the expansion of its DSL service offerings and allow NorthPoint to gain access to the Company's collocation facilities in markets where NorthPoint currently has limited or no operations. If the agreement is finalized, NorthPoint will provision and manage all of the Company's DSL services offered under this agreement. The Company expects to begin offering DSL services under this agreement in the second quarter of 1999. The Company is not presently able to determine the impact that the offerings of RAS, EOS and DSL will have on revenue or EBITDA in 1999, 2000 or future years. These service offerings are dependent upon demand from ISPs and, while the Company believes this market sector will benefit from these new services, there is no assurance that the Company will be able to successfully deploy and market these services efficiently, or at all, or obtain and retain new customers in a competitive marketplace.

     In conjunction with the increase in its service offerings, the Company has and will continue to need to spend significant amounts on sales, marketing, customer service, engineering and support personnel prior to the generation of corresponding revenue. EBITDA, EBITDA (before nonrecurring charges), and operating and net losses have generally increased immediately preceding and during periods of relatively rapid network expansion and development of new services. Since the quarter ended June 30, 1996, EBITDA losses (before nonrecurring charges) have improved for each consecutive quarter, through and including the quarter ended December 31, 1998 for which the Company reported positive EBITDA (before nonrecurring charges) of $4.1 million. As the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities, while experiencing decelerating increases in personnel and other selling, general and administrative expenses supporting its operations, any or all of which may not occur, the Company anticipates that EBITDA performance will continue to improve in the near term.

Results of Operations

     The following table provides a breakdown of revenue, operating costs and selling, general and administrative expenses for Telecom Services, Network Services and Satellite Services and certain other financial data for the Company for the periods indicated. The table also shows certain revenue, expenses, operating loss and EBITDA as a percentage of the Company's total revenue.


                                     12 Months Ended              Fiscal Years Ended December 31,
                                        December 31,      ----------------------------------------------
                                           1996 (1)                 1997                     1998
                                   --------------------   ---------------------   ----------------------
                                        $         %            $           %            $           %
                                   -----------  -------   ------------   ------   ------------   -------
                                                            (Dollars in thousands)
Statement of Operations Data:
Revenue:
  Telecom services                 $  87,379      52        149,358        61        303,317        76
  Network services                    60,380      36         65,678        27         53,851        14
  Satellite services                  21,317      12         29,986        12         40,451        10
                                   -----------  -------   ------------   ------   ------------   -------
    Total revenue                    169,076     100        245,022       100        397,619       100
Operating costs:
  Telecom services                    81,110                147,338                  187,260
  Network services                    46,545                 53,911                   47,321
  Satellite services                  10,241                 16,678                   20,108
                                   -----------  -------   ------------   ------   ------------   -------
    Total operating costs            137,896      82        217,927        89        254,689        64
Selling, general and
  administrative:
  Telecom services                    32,633                 94,037                  137,207
  Network services                    15,841                 13,136                   12,275
  Satellite services                  13,152                 13,234                   13,255
  Corporate services (2)              19,640                 27,811                   20,946
                                   -----------  -------   ------------   ------   ------------   -------
    Total selling, general and
      administrative                  81,266      48        148,254        60        183,683        46
Depreciation and amortization         34,888      20         56,501        23        101,545        25
Provision for impairment of
  long-lived assets                    9,994       6          9,261         4              -         -
Net loss on disposal of
  long-lived assets                    3,326       2            243         -          4,055         1
Restructuring costs                        -       -              -         -          2,339         1
                                   -----------  -------   ------------   ------   ------------   -------
  Operating loss                     (98,294)    (58)      (187,124)      (76)      (148,692)      (37)

Other Data:
Net cash used by operating
  activities of continuing
  operations                         (40,829)              (117,191)                (105,358)
Net cash used by investing
  activities of continuing
  operations                        (191,932)              (429,512)                (349,082)
Net cash provided by financing
  activities of continuing
  operations                         362,338                308,136                  530,915
EBITDA (3)                           (63,406)              (130,663)                 (47,147)
EBITDA (before nonrecurring
  charges) (3)                       (50,086)    (38)      (121,159)      (53)       (40,753)      (12)
Capital expenditures of
  continuing operations              220,350     (30)       268,796       (49)       368,946       (10)
Capital expenditures of
  discontinued operations             49,770                 18,055                   25,981

(1) The Company changed its fiscal year end to December 31 from September 30, effective January 1, 1997. The results for the 12 months ended December 31, 1996 have been derived from the Company's unaudited consolidated financial statements included in the Company's Forms 10-Q filed with the Securities and Exchange Commission and reclassified to present such periods in conformity with the fiscal 1998 presentation.

(2) Corporate Services consists of the operating activities of ICG Communications, Inc., ICG Funding, LLC, ICG Canadian Acquisition, Inc., ICG Holdings (Canada) Co., ICG Holdings, Inc., ICG Services, Inc. and ICG Equipment, Inc., which primarily hold securities and provide certain legal, accounting and finance, personnel and other administrative support services to the business units.

(3) See note 3 under "Selected Financial Data" for the definitions of EBITDA and EBITDA (before nonrecurring charges).

Fiscal 1998 Compared to Fiscal 1997

     Revenue. Total revenue for fiscal 1998 increased $152.6 million, or 62%, from fiscal 1997. Telecom Services revenue increased 103% to $303.3 million due to an increase in revenue from local services (dial tone), long distance and special access services, offset in part by a decline in average unit pricing and in wholesale switched services revenue. Local services revenue increased from $21.3 million (14% of Telecom Services revenue) for fiscal 1997 to $157.1 million (52% of Telecom Services revenue) for fiscal 1998, primarily due to an increase in local access lines from 141,035 lines in service at December 31, 1997 to 354,482 lines in service at December 31, 1998. In addition, local access revenue includes revenue of approximately $4.9 million and $58.3 million for fiscal 1997 and 1998, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of ILECs pursuant to various interconnection agreements. These agreements are subject to renegotiation over the next several months. While management believes that these agreements will be replaced by agreements offering the Company some form of compensation for ISP traffic, the renegotiated agreements may reflect rates for reciprocal compensation which are lower than the rates under the current contracts. See "Liquidity -Transport and Termination Charges." Revenue from long distance services generated $22.7 million for fiscal 1998, compared to no reported revenue for fiscal 1997. Special access revenue increased from $55.4 million (37% of Telecom Services revenue) for fiscal 1997 to $74.5 million (25% of Telecom Services revenue) for 1998. Switched access (terminating long distance) revenue decreased to approximately $49.0 million for fiscal 1998, compared to $72.7 million for fiscal 1997. The Company has raised prices on its wholesale switched services product in order to improve margins and has de-emphasized its wholesale switched services to focus on its higher margin products. Revenue from data services did not generate a material portion of total revenue during either period.

     Network Services revenue decreased 18% to $53.9 million for fiscal 1998 compared to $65.7 million for fiscal 1997. The decrease in Network Services revenue is partially due to the decline in network integration services projects from new and existing customers during fiscal 1998 and project delays by customers from 1998 into 1999, offset slightly by increases in integrated cabling services revenue. In addition, Network Services provides certain cabling and other service installation on behalf of Telecom Services, as Telecom Services provisions new customers and services. Due to the growth of Telecom Services during fiscal 1998, Network Services has been and will continue to be required to spend increasing management attention and resources on providing cabling and other service installation for Telecom Services. Amounts received from Telecom Services for work performed is eliminated in consolidation.

     Satellite Services revenue increased $10.5 million, or 35%, to $40.5 million for fiscal 1998. This increase is due to the operations of MTN, which comprised $30.0 million of total Satellite Services revenue for fiscal 1998, compared to $19.0 million for fiscal 1997, offset by decreases in revenue of MCN and Nova-Net, which the Company sold in August and November 1998, respectively.

MTN's C-band installations, which include both military and cruise vessels, increased from 57 at December 31, 1997 to 76 at December 31, 1998, an increase of 33%.

     Operating costs. Total operating costs for fiscal 1998 increased $36.8 million, or 17%, from fiscal 1997. Telecom Services operating costs increased from $147.3 million, or 99% of Telecom Services revenue, for fiscal 1997, to $187.3 million, or 62% of Telecom Services revenue, for fiscal 1998. Telecom Services operating costs consist of payments to ILECs for the use of network facilities to support special and switched access services, network operating costs, right of way fees and other costs. The increase in operating costs in absolute dollars is attributable to the increase in volume of local and special access services and the addition of network operating costs which include engineering and operations personnel dedicated to the development and launch of local exchange services. The decrease in operating costs as a percentage of Telecom Services revenue is due primarily to a greater volume of higher margin services, principally local exchange services. The Company expects the Telecom Services ratio of operating costs to revenue will further improve as the Company provides a greater margin of higher volume services, principally local exchange services, carries more traffic on its own facilities rather than the ILEC facilities and obtains the right to use unbundled ILEC facilities on satisfactory terms, any or all of which may not occur.

     Network Services operating costs decreased 12% to $47.3 million and increased as a percentage of revenue from 82% for fiscal 1997 to 88% for fiscal 1998. The decrease in operating costs in absolute dollars is due to a decrease in general business volume from external customers between the comparative periods. Network Services operating costs increased as a percentage of Network Services revenue due to cost overruns and the decline in higher margin network integration services projects during fiscal 1998.

     Satellite Services operating costs increased to $20.1 million for fiscal 1998, from $16.7 million for fiscal 1997. Satellite Services operating costs, as a percentage of Satellite Services revenue, decreased from 56% for fiscal 1997 to 50% for fiscal 1998, due to the increase in revenue of MTN, which provides relatively higher margins than other maritime services. Satellite Services operating costs consist primarily of transponder lease costs and the cost of equipment sold.

     Selling, general and administrative expenses. Total selling, general and administrative ("SG&A") expenses for fiscal 1998 increased $35.4 million, or 24%, compared to fiscal 1997, and decreased as a percentage of total revenue from 61% for fiscal 1997 to 46% for fiscal 1998. Telecom Services SG&A expense increased from $94.1 million, or 63% of Telecom Services revenue, for fiscal 1997, to $137.2 million, or 45% of Telecom Services revenue, for fiscal 1998. The increase in absolute dollars is principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of local and long distance telephone services. As the Company begins to benefit from the revenue generated by newly developed services requiring substantial administrative, selling and marketing expense prior to initial service offerings, Telecom Services has experienced and expects to continue to experience declining SG&A expenses as a percentage of Telecom Services revenue.

     Network Services SG&A expense decreased $0.9 million to $12.3 million for fiscal 1998 compared to fiscal 1997. This decrease is primarily due to a reduction in personnel as a result of the decentralization of Network Services during fiscal 1998. In addition, certain long-term operating leases on field offices expired during fiscal 1998.

     Satellite Services SG&A expense was $13.2 million for both fiscal 1997 and 1998. SG&A expense decreased as a percentage of Satellite Services revenue from 44% for fiscal 1997 to 33% for fiscal 1998 due to the growth of MTN revenue, without proportional increases in SG&A expenses, and the sales of MCN and Nova-Net in August and November, 1998, respectively, which companies generated higher SG&A expenses in relation to revenue than MTN.

     Corporate Services SG&A expense decreased $6.9 million to $20.9 million for fiscal 1998 compared to $27.8 million for fiscal 1997. This decrease is primarily due to a change in the allocation of payroll costs associated with the Company's information technology and human resources personnel, which costs were allocated to Corporate Services for fiscal 1997 and to Telecom Services for fiscal 1998.

     Depreciation and amortization. Depreciation and amortization increased $45.0 million, or 80%, for fiscal 1998 compared to fiscal 1997, primarily due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services. Additionally, the Company experienced increased amortization arising from goodwill recorded in conjunction with the purchases of NikoNET and DataChoice during fiscal 1998 as well as the full year impact of goodwill amortization from the purchase of Communications Buying Group, Inc. in October 1997. The Company expects that depreciation and amortization will continue to increase as the Company continues to invest in the expansion and upgrade of its regional fiber and nationwide data networks and begins amortization of the goodwill arising from the purchase of ChoiceCom on December 31, 1998.

     Provision for impairment of long-lived assets. For fiscal 1997, provision for impairment of long-lived assets includes the write-down of the Company's investment in StarCom International Optics Corporation, Inc. ("StarCom") ($5.2 million), MCN ($2.9 million) and Nova-Net ($0.9 million) as well as a write-down of other operating assets ($0.3 million). Provision for impairment of long-lived assets was recorded based on management's estimate of the net realizable value of the Company's assets at December 31, 1997. No such provision for impairment was recorded for fiscal 1998.

     Net loss on disposal of long-lived assets. Net loss on disposal of long-lived assets increased from $0.2 million for fiscal 1997 to $4.1 million for fiscal 1998. Net loss on disposal of long-lived assets for fiscal 1997 primarily relates to losses recorded on the disposal of the Company's investment in its Melbourne network. For fiscal 1998, net loss on disposal of long-lived assets relates to the write-off of certain installation costs of disconnected special access customers ($0.5 million), the write-off of certain costs associated with an abandoned operating support system project ($0.8 million), general disposal of furniture, fixtures and office equipment ($3.5 million) and the loss on the sale of Nova-Net ($0.2 million), offset by the gain on the sale of MCN ($0.9 million).

     Restructuring costs. For fiscal 1998, restructuring costs of $2.3 million include $0.2 million in costs, primarily severance costs, related to the facility closure of a subsidiary of NikoNET, $0.6 million in costs, primarily severance costs, related to the decentralization of the Company's Network Services subsidiary and $1.5 million related to the combined restructuring of Telecom Services and Corporate Services, designed to support the Company's increased strategic focus on its ISP customer base, as well as to improve the efficiency of operations and general and administrative support functions. Restructuring costs under this plan include severance and other employee benefit costs, of which $0.9 million has been paid as of December 31, 1998.

     Interest expense. Interest expense increased $52.6 million, from $117.5 million for fiscal 1997, to $170.1 million for fiscal 1998, which includes $158.2 million of non-cash interest. This increase was primarily attributable to an increase in long-term debt, primarily the 10% Notes issued in February 1998 and the 9 7/8% Notes issued in April 1998. In addition, the Company's interest expense increased, and will continue to increase, because the principal amount of its indebtedness increases until the Company's senior indebtedness begins to pay interest in cash.

     Interest income. Interest income increased $6.5 million, from $21.9 million for fiscal 1997 to $28.4 million for fiscal 1998. The increase is attributable to the increase in cash and invested cash balances from the proceeds from the issuances of the 10% Notes in February 1998 and the 9 7/8% Notes in April 1998.

     Other expense, net. Other expense, net increased from $0.4 million net expense for fiscal 1997 to $4.7 million net expense for fiscal 1998. Other expense, net recorded in fiscal 1997 consists primarily of litigation settlement costs and the loss on disposal of non-operating assets. For fiscal 1998, other expense, net primarily includes $3.2 million in settlement costs paid to the former minority shareholders and warrantholders of MTN, $1.1 million in litigation settlement costs and a write-off of notes receivable of $0.4 million.

     Income tax expense. Income tax expense of $0.1 million for fiscal 1998 relates to current state income taxes of NikoNET.

     Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses. Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses increased $17.1 million, from $38.1 million for fiscal 1997 to $55.2 million for fiscal 1998. The increase is due primarily to the issuances of the 6 3/4% Preferred Securities in September and October 1997. Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses recorded during fiscal 1998 consists of the accretion of issuance costs ($1.3 million) and the accrual of the preferred securities dividends ($53.9 million) associated with the 6 3/4% Preferred Securities, the 14% Preferred Stock and the 14 1/4% Preferred Stock.

     Loss from continuing operations. Loss from continuing operations increased $29.1 million, or 9%, to $350.3 million due to the increases in operating costs, SG&A expenses, depreciation and amortization, interest expense and accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses, offset by an increase in revenue, as noted above.

     Loss from discontinued operations. For fiscal 1997 and 1998, loss from discontinued operations was $39.5 million and $67.7 million, respectively, or 11% and 16%, respectively, of the Company's net loss. Loss from discontinued operations consists of the combined net loss of Zycom and NETCOM for the respective periods and, for fiscal 1998, includes $1.8 million for estimated losses on the disposal of Zycom. The remaining increase in loss from discontinued operations between the comparative periods is due to increases in SG&A expenses and depreciation and amortization incurred by NETCOM and approximately $9.4 million for merger costs incurred by NETCOM relating to NETCOM's merger with ICG in January 1998. Loss from discontinued operations for fiscal 1998 includes the net loss of NETCOM from January 1, 1998 through November 2, 1998. Since the Company expects to record a gain on the disposition of NETCOM, the Company has deferred the net operating losses of NETCOM from November 3, 1998 through December 31, 1998, to be recognized as a component of the gain on the disposition.

Fiscal 1997 Compared to 12 Months Ended December 31, 1996

     Revenue. Total revenue for fiscal 1997 increased $75.9 million, or 45%, from the 12 months ended December 31, 1996. Telecom Services revenue increased 71% to $149.4 million due to an increase in network usage for both switched and special access services, offset in part by a decline in average unit pricing. Local services revenue was $21.3 million (14% of Telecom Services revenue) for fiscal 1997, but did not generate a material portion of total revenue for the 12 months ended December 31, 1996. Special access revenue increased from $39.3 million (45% of Telecom Services revenue) for the 12 months ended December 31, 1996 to $55.4 million (37% of Telecom Services revenue) for fiscal 1997. Switched access (terminating long distance) revenue increased to approximately $72.7 million for fiscal 1997, compared to $48.1 million for the 12 months ended December 31, 1996. Revenue from long distance and data services did not generate a material portion of total revenue during either period.

     Network Services revenue increased 9% to $65.7 million for fiscal 1997 compared to $60.4 million for the 12 months ended December 31, 1996. The increase in Network Services revenue is due to a single equipment sale during fiscal 1997 for $3.2 million as well as general increases in business volume from external customers.

     Satellite Services revenue increased $8.7 million, or 41%, to $30.0 million for fiscal 1997, compared to $21.3 million for the 12 months ended December 31, 1996. This increase is primarily due to the operations of MCN, which comprised $6.3 million of total Satellite Services revenue for fiscal 1997 compared to $1.8 million during the same 12-month period in 1996. The remaining increase can be attributed to the general growth of MTN and its increased sales of C-Band equipment to offshore oil and gas customers.

     Operating costs. Total operating costs for fiscal 1997 increased $80.0 million, or 58%, from the 12 months ended December 31, 1996. Telecom Services operating costs increased from $81.1 million, or 93% of Telecom Services revenue, for the 12 months ended December 31, 1996 to $147.3 million, or 99% of Telecom Services revenue, for fiscal 1997. The increase in operating costs in absolute dollars is attributable to the increase in local and special access services and the addition of network operating costs which include engineering and operations personnel dedicated to the development and launch of local exchange services. The increase in operating costs as a percentage of Telecom Services revenue is due primarily to the increase in switched access services revenue, and the investment in the development of local exchange services without the benefit of substantial corresponding revenue in the same period.

     Network Services operating costs increased 16% to $53.9 million and increased as a percentage of Network Services revenue from 77% for the 12 months ended December 31, 1996 to 82% for fiscal 1997. The increase is due to a substantially lower margin earned on equipment sales (which constituted a larger portion of 1997 revenue) relative to other services and certain indirect project costs included in operating costs during fiscal 1997 which were treated as SG&A expenses during the comparable 12-month period in 1996.

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

     Selling, general and administrative expenses. Total SG&A expenses for fiscal 1997 increased $67.0 million, or 82%, compared to the 12 months ended December 31, 1996. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of local and long distance telephone services. Total SG&A expenses as a percentage of total revenue increased from 48% for the 12 months ended December 31, 1996 to 61% for fiscal 1997. There is typically a period of higher administrative and marketing expense prior to the generation of appreciable revenue from newly developed networks or services.

     Depreciation and amortization. Depreciation and amortization increased $21.6 million, or 62%, for fiscal 1997, compared to the 12 months ended December 31, 1996, due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services. The Company reports high levels of depreciation expense relative to revenue during the early years of operation of a new network because the full cost of a network is depreciated using the straight-line method despite the low rate of capacity utilization in the early stages of network operation.

     Provision  for  impairment of  long-lived  assets.  For the 12 months ended
December 31, 1996, provision for impairment of long-lived assets includes valuation allowances for the amounts receivable for advances made to the formerly owned Phoenix network joint venture included in long-term note receivable ($5.8 million), the investments in the formerly owned Melbourne network ($2.7 million) and the formerly owned Satellite Services Mexico subsidiary ($0.1 million) and the note receivable from NovoComm, Inc. ($1.3 million). Provision for impairment of long-lived assets for fiscal 1997 includes the write-down of the Company's investment in StarCom ($5.2 million), MCN ($2.9 million) and Nova-Net ($0.9 million) as well as a write-down of other operating assets ($0.3 million). Provision for impairment of long-lived assets was recorded based on management's estimate of the net realizable value of the Company's assets at December 31, 1996 and 1997.

     Net loss on disposal of long-lived assets. Net loss on disposal of long-lived assets decreased from $3.3 million for the 12 months ended December 31, 1996 to $0.2 million for fiscal 1997. Net loss on disposal of long-lived assets for the 12 months ended December 31, 1996 includes the loss recorded on the sale of four of the Company's teleports used in its Satellite Services operations ($1.1 million), the loss recorded on the disposal of other operating assets ($2.7 million) and a write-off of an investment ($0.3 million), offset by a gain on the sale of the Company's 50% interest in the Phoenix network joint venture ($0.8 million). For fiscal 1997, net loss on disposal of long-lived assets primarily relates to losses recorded on the disposal of the Company's investment in its formerly owned Melbourne network.

     Interest expense. Interest expense increased $22.6 million, from $95.0 million for the 12 months ended December 31, 1996, to $117.5 million for fiscal 1997, which includes $109.3 million of non-cash interest. This increase was primarily attributable to an increase in long-term debt, primarily the 11 5/8% Notes issued in March 1997. In addition, the Company's interest expense increased, and will continue to increase, because the principal amount of its indebtedness increases until the Company's senior indebtedness begins to pay interest in cash.

     Interest income. Interest income increased $0.5 million, from $21.4 million for the 12 months ended December 31, 1996 to $21.9 million for fiscal 1997. The increase is attributable to the increase in cash and invested cash balances from the proceeds from the issuances of the 11 5/8% Notes and 14% Preferred Stock in March 1997 and the 6 3/4% Preferred Securities in September and October 1997.

     Other expense, net. Other expense, net decreased from $3.7 million net expense for the 12 months ended December 31, 1996 to $0.4 million net expense for fiscal 1997. Other expense, net recorded for the 12 months ended December 31, 1996 consists primarily of the write-off of deferred financing costs associated with the conversion or repayment of debt and litigation settlement costs. For fiscal 1997, other, net consists primarily of litigation settlement costs and the loss on disposal of non operating assets.

     Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses. Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses increased $11.0 million, from $27.1 million for the 12 months ended December 31, 1996 to $38.1 million for fiscal 1997. The increase is due primarily to the issuances of the 14% Preferred Stock in March 1997 and the 6 3/4% Preferred Securities in September and October 1997. Offsetting this increase is $12.3 million recorded during the 12 months ended December 31, 1996 for the excess of the redemption price over the carrying amount of the 12% redeemable preferred stock of Holdings redeemed in April 1996. Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses recorded during fiscal 1997 consists of the accretion of issue costs ($0.9 million) and the accrual of the preferred security dividends ($38.9 million) associated with the 6 3/4% Preferred Securities, the 14% Preferred Stock and the 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2007 (the "14 1/4% Preferred Stock"), offset by minority interest in losses of subsidiaries of $1.7 million.

     Share of losses of joint venture. Effective October 1, 1996, the Company sold its 50% interest in the Phoenix network joint venture. As a result, no share of losses in joint venture was recorded during fiscal 1997, as compared to the $1.6 million loss recorded during the comparable 12-month period in 1996.

     Loss from continuing operations. Loss from continuing operations increased $122.2 million, or 61%, to $321.3 million due to the increases in operating costs, SG&A expenses, depreciation and amortization, interest expense and accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses, offset by an increase in revenue, as noted above.

     Loss from discontinued operations. For the 12 months ended December 31, 1996 and fiscal 1997, loss from discontinued operations was $50.5 million and $39.5 million, respectively, or 20% and 11%, respectively, of the Company's net loss. Loss from discontinued operations consists of the combined net loss of Zycom and NETCOM for the respective periods. The decrease in loss from discontinued operations between the comparative periods is due to an increase in revenue and a decrease in operating costs as a percentage of revenue incurred by NETCOM.

Quarterly Results

     The following table presents selected unaudited operating results for three-month quarterly periods during fiscal 1997 and 1998. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Annual Report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. ICG's development and expansion activities, including acquisitions, during the periods shown below materially affect the comparability of this data from one period to another.

                                             Three Months Ended                             Three Months Ended
                                    -----------------------------------------------------------------------------------------------
                                    Mar. 31,    June 30,    Sept. 30,    Dec. 31,    Mar. 31,   June 30,    Sept. 30,    Dec. 31,
                                       1997        1997        1997        1997        1998        1998        1998        1998
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
                                                                        (Dollars in thousands)
Statement of Operations Data:
Revenue                             $  55,450     57,937       60,615      71,020      78,867      90,657     106,467    121,628
Operating loss                        (39,747)   (45,515)     (46,045)    (55,857)    (39,082)    (39,649)    (27,717)   (42,244)
Loss from continuing
  operations                          (66,039)   (75,919)     (79,372)    (99,922)    (81,564)    (89,435)    (80,082)   (99,249)
Loss from discontinued
  operations                           (9,953)   (10,830)      (7,502)    (11,198)    (20,191)    (11,401)    (16,582)   (19,541)
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Net loss                            $ (75,992)   (86,749)     (86,874)   (111,120)   (101,755)   (100,836)    (96,664)  (118,790)
                                    =========== =========== =========== =========== =========== =========== =========== ===========
Loss per share from continuing
  operations - basic and
  diluted                           $   (1.57)     (1.80)      (1.87)       (2.29)      (1.84)     (1.99)       (1.76)     (2.16)
                                    =========== =========== =========== =========== =========== =========== =========== ===========
Weighted average number of
  shares outstanding - basic
  and diluted                          42,003     42,122       42,359      43,553      44,311      44,865      45,588     46,010
                                    =========== =========== =========== =========== =========== =========== =========== ===========

Other Data:
Net cash used by operating
  activities of continuing
  operations                         (13,089)   (20,755)     (30,823)    (52,524)     (6,539)    (30,950)    (13,941)   (53,928)
Net cash (used) provided by
  investing activities of
  continuing operations              (60,197)   (50,554)    (193,445)   (125,316)     36,681     (70,471)   (151,395)  (163,897)
Net cash provided (used) by
  financing   activities of
  continuing operations               172,689     (4,418)     110,288      29,577     294,197     238,628      (7,432)     5,522
EBITDA (1)                            (29,000)   (32,581)     (32,528)    (36,554)    (25,479)    (16,814)     (2,834)    (2,020)
EBITDA (before nonrecurring
  charges) (1)                        (29,319)   (32,581)     (31,174)    (28,085)    (24,974)    (16,268)     (3,648)     4,137
Capital expenditures of
  continuing operations (2)           (58,556)   (64,233)     (64,347)    (81,660)    (65,748)    (87,166)   (107,108)  (108,924)
Capital expenditures of
  discontinued operations              (5,303)    (5,771)      (3,259)     (3,722)     (6,511)     (8,696)     (5,021)    (5,753)

Statistical Data (3):
Full time employees                     2,347      2,623        2,861       3,032       3,050       3,089       3,251      3,415
Telecom services:
  Access lines in service (4)           5,371     20,108       50,551     141,035     186,156     237,458     290,983    354,482
  Buildings connected (5):
    On-net                                545        560          590         626         637         665         684        777
    Hybrid (6)                          1,550      1,704        1,726       2,527       3,294       3,733       4,217      4,620
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
      Total buildings
        connected                       2,095      2,264        2,316       3,153       3,931       4,398       4,901      5,397
  Operational switches:
    Voice                                  16         17           18          19          20          20          21         29
    Data                                   10         15           15          15          15          15          15         16
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
      Total operational
        switches                           26         32           33          34          35          35          36         45
  Fiber route miles (7) :
    Operational                         2,483      2,898        3,021       3,043       3,194       3,812       3,995      4,255
    Under construction                      -          -            -           -           -           -           -        625
  Fiber strand miles (8) :
    Operational                        83,334    101,788      109,510     111,435     118,074     124,642     127,756    134,152
    Under construction                      -          -            -           -           -           -           -     15,284
Satellite services:
  C-Band installations (9)                 57         57           54          57          59          66          69         76


(1) EBITDA consists of earnings (loss) from continuing operations before interest, income taxes, depreciation and amortization, other expense, net and accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses, or simply, operating loss plus depreciation and amortization. EBITDA (before nonrecurring charges) represents EBITDA before certain nonrecurring charges such as the net loss (gain) on disposal of long-lived assets, provision for impairment of long-lived assets and restructuring costs. EBITDA and EBITDA (before nonrecurring charges) are provided because they are measures commonly used in the telecommunications industry. EBITDA and EBITDA (before nonrecurring charges) are presented to enhance an understanding of the Company's operating results and are not intended to represent cash flows or results of operations in accordance with GAAP for the periods indicated. EBITDA and EBITDA (before nonrecurring charges) are not measurements under GAAP and are not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities of continuing operations as determined using GAAP are also presented in Other Data.

(2) Capital expenditures includes assets acquired under capital leases and excludes payments for construction of the Company's corporate headquarters. Capital expenditures of discontinued operations includes the capital expenditures of Zycom and NETCOM combined for all periods presented.

(3) Amounts presented are for three-month periods ended, or as of the end of, the period presented.

(4) Access lines in service at December 31, 1998 includes 271,928 lines which are provisioned through the Company's switch and 82,554 lines which are provisioned through resale and other agreements with various local exchange carriers. Resale lines typically generate lower margins and are used primarily to obtain customers. Although the Company plans to migrate lines from resale to higher margin on-switch lines, there is no assurance that it will be successful in executing this strategy.

(5) Prior to the fourth quarter of 1997, buildings connected includes only special access buildings connected. Beginning December 31, 1997, buildings connected includes both dial tone and special access buildings connected.

(6) Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities.

(7) Fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of December 31, 1998, the Company had 4,255 fiber route miles, of which 47 fiber route miles were leased under operating leases. Fiber route miles under construction represents fiber under construction which is expected to be operational within six months.

(8) Fiber strand miles refers to the number of fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of December 31, 1998, the Company had 134,152 fiber strand miles, of which 1,595 fiber strand miles were leased under operating leases. Fiber strand miles under construction represents fiber under construction which is expected to be operational within six months.

(9) C-Band installations service cruise ships, U.S. Navy vessels and offshore oil platform installations.

     The Company's consolidated revenue has increased every quarter since the first fiscal quarter of 1992, primarily due to the installation and acquisition of new networks, the expansion of existing networks and increased services provided over existing networks. EBITDA, EBITDA (before nonrecurring charges), and operating and net losses have generally increased immediately preceding and during periods of relatively rapid network expansion and development of new services. Since the quarter ended June 30, 1996, EBITDA losses (before nonrecurring charges) have improved for each consecutive quarter, through and including the quarter ended December 31, 1998 for which the Company reported positive EBITDA (before nonrecurring charges) of $4.1 million. As the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities, while experiencing decelerating increases in personnel and other SG&A expenses supporting its operations, any or all of which may not occur, the Company anticipates that EBITDA performance will continue to improve in the near term.

     Individual operating units may experience variability in quarter to quarter revenue due to (i) the type and mix of services available to customers, (ii) the timing and size of contract orders, (iii) the timing of price changes and associated impact on volume, and (iv) customer usage patterns.

 Net Operating Loss Carryforwards

     As of December 31, 1998, the Company had federal and foreign net operating loss carryforwards ("NOLs") of approximately $617.8 million and $35.0 million, respectively, which expire at various times in varying amounts through 2019. However, due to the provisions of Section 382, regulations issued under Section 1502 and certain other provisions of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of a portion of the NOLs may be limited. In addition, the Company is also subject to certain state income tax laws which may also limit the utilization of NOLs for state income tax purposes.

     Section 382 of the Code limits the use of NOLs, as well as other tax attributes, following significant changes in ownership of a corporation's stock, as defined in the Code. The limitation is expressed as the amount of NOL or other tax attributes arising during a period prior to the change in ownership that may be used by the Company in any tax year subsequent to the change in ownership. Other factors may act to increase or decrease the annual limitation for any year subsequent to a change in ownership. Future events beyond the control of the Company could reduce or eliminate the Company's ability to utilize its NOLs. Future ownership changes under Section 382 will require a new
Section 382 computation which could further restrict the use of the NOLs. In addition, the Section 382 limitation could be reduced to zero if the Company fails to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

 Liquidity and Capital Resources

     The Company's growth has been funded through a combination of equity, debt and lease financing. As of December 31, 1998, the Company had current assets of $422.8 million, including $262.8 million of cash, cash equivalents and short-term investments available for sale which exceeded current liabilities of $127.9 million, providing working capital of $294.9 million. In addition, during the first quarter of 1999, the Company completed the sales of NETCOM's operations for total proceeds of $286.1 million. The Company invests excess funds in short-term, interest-bearing investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's short term investment objectives are safety, liquidity and yield, in that order.

 Net Cash Used By Operating Activities of Continuing Operations

     The Company's operating activities of continuing operations used $39.1 million in fiscal 1996, $4.7 million and $6.4 million for the three months ended December 31, 1995 and 1996, respectively, and $117.2 million and $105.4 million for fiscal 1997 and 1998, respectively. Net cash used by operating activities of continuing operations is primarily due to net losses from continuing operations and increases in receivables, which are partially offset by changes in other working capital items and non-cash expenses, such as depreciation and amortization expense, deferred interest expense, accretion and preferred dividends on subsidiary preferred securities.

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

 Net Cash Used By Investing Activities of Continuing Operations

     Investing activities of continuing operations used $134.8 million (net of $21.6 million received in connection with the sale of certain satellite equipment, including four teleports) in fiscal 1996, $25.2 million (net of $21.1 million received in connection with the aforementioned equipment sale) and $82.3 million for the three months ended December 31, 1995 and 1996, respectively, and $429.5 million and $349.1 million for fiscal 1997 and 1998, respectively. Net cash used by investing activities of continuing operations includes cash expended for the acquisition of property, equipment and other assets of $121.9 million for fiscal 1996, $26.8 million and $50.8 million for the three months ended December 31, 1995 and 1996, respectively, and $268.8 million and $367.5 million for fiscal 1997 and 1998, respectively. Additionally, net cash used by investing activities of continuing operations includes payments for construction of the Company's corporate headquarters of $1.5 million for fiscal 1996, $7.9 million for the three months ended December 31, 1996, and $29.4 million and $4.9 million for fiscal 1997 and 1998, respectively. The Company used $45.9 million in fiscal 1997 to acquire CBG and $67.8 million in fiscal 1998 for the acquisitions of ChoiceCom, NikoNET and DataChoice combined. During fiscal 1998, the Company used $9.5 million to purchase the minority interest of two of the Company's operating subsidiaries. Offsetting the expenditures for investing activities of continuing operations for fiscal 1998 are the proceeds from the sale of the Company's corporate headquarters of $30.3 million and the sale of short-term investments of $60.3 million. The Company will continue to use cash in 1999 and subsequent periods for the construction of new networks, the expansion of existing networks and, potentially, for acquisitions. The Company acquired assets under capital leases and through the issuance of debt or warrants of $55.0 million in fiscal 1996, $0.1 million and $19.5 million for the three months ended December 31, 1995 and 1996, respectively, and $1.4 million for fiscal 1998.

 Net Cash Provided (Used) By Financing Activities of Continuing Operations

     Financing activities of continuing operations provided $355.8 million in fiscal 1996, used $8.4 million and $1.9 million in the three months ended December 31, 1995 and 1996, respectively, and provided $308.1 million and $530.9 million in fiscal 1997 and 1998, respectively. Net cash provided by financing activities of continuing operations for these periods includes cash received in connection with the private placement of the 11 5/8% Notes and the 14% Preferred Stock in March 1997, the 6 3/4% Preferred Securities in September and October 1997 and the 10% Notes and the 9 7/8% Notes in February and April 1998, respectively. Historically, the funds to finance the Company's business acquisitions, capital expenditures, working capital requirements and operating losses have been obtained through public and private offerings of ICG and Holdings-Canada common shares, convertible subordinated notes, convertible preferred shares of Holdings-Canada, capital lease financings and various working capital sources, including credit facilities, in addition to the private placement of the securities previously mentioned and other securities offerings.

     On February 12, 1998, ICG Services completed a private placement of 10% Notes, with a maturity value of approximately $490.0 million for net proceeds, after underwriting and other offering costs, of approximately $290.9 million. Interest will accrue at 10% per annum, beginning February 15, 2003, and is payable in cash each February 15 and August 15, commencing August 15, 2003. The 10% Notes will be redeemable at the option of ICG Services, in whole or in part, on or after February 15, 2003.

     On April 27, 1998, ICG Services completed a private placement of 9 7/8% Notes, with a maturity value of approximately $405.3 million, for net proceeds, after underwriting and other offering costs, of approximately $242.1 million. Interest will accrue at 9 7/8% per annum, beginning May 1, 2003, and is payable in cash each May 1 and November 1, commencing November 1, 2003. The 9 7/8% Notes will be redeemable at the option of ICG Services, in whole or in part, on or after May 1, 2003.

     As of December 31, 1998, the Company had an aggregate of approximately $68.4 million of capital lease obligations of continuing operations and an aggregate accreted value of approximately $1.6 billion was outstanding under the 13 1/2% Senior Discount Notes due 2005 (the "13 1/2% Notes"), the 12 1/2% Notes, the 11 5/8% Notes, the 10% Notes and the 9 7/8% Notes. The 13 1/2% Notes require payments of interest to be made in cash commencing March 15, 2001 and mature on September 15, 2005. The 12 1/2% Notes require payments of interest to be made in cash commencing November 1, 2001 and mature on May 1, 2006. The 11 5/8% Notes require payments of interest to be made in cash commencing September 15, 2002 and mature on March 15, 2007. The 10% Notes require payments of interest in cash commencing August 15, 2003 and mature February 15, 2008. The 9 7/8% Notes require payments of interest in cash commencing November 1, 2003 and mature May 1, 2008. The 6 3/4% Preferred Securities require payments of dividends to be made in cash through November 15, 2000. In addition, the 14% Preferred Stock and the 14 1/4% Preferred Stock require payments of dividends to be made in cash commencing June 15, 2002 and August 1, 2001, respectively. As of December 31,
1998, the Company had $1.1 million of other indebtedness outstanding. With respect to indebtedness outstanding on December 31, 1998, the Company has cash interest payment obligations of approximately $113.3 million in 2001, $158.0 million in 2002 and $212.6 million in 2003. With respect to preferred securities currently outstanding, the Company has cash dividend obligations of approximately $6.7 million remaining in 1999 and $8.9 million in 2000, for which the Company has restricted cash balances available for such dividend payments, $21.5 million in 2001, $57.0 million in 2002 and $70.9 million in 2003. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to March 2001. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness, including such capital leases, or obtain such additional funds, and if the Company is unable to effect such refinancings or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness or make payments of cash dividends on, or the mandatory redemption of, its preferred securities, would be adversely affected.

 Capital Expenditures

     The Company's capital expenditures of continuing operations (including assets acquired under capital leases and excluding payments for construction of the Company's corporate headquarters) were $176.9 million for fiscal 1996, $26.9 million and $70.3 million for the three months ended December 31, 1995 and 1996, respectively, and $268.8 million and $368.9 million for fiscal 1997 and 1998, respectively. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services will require capital expenditures of approximately $380.0 million during 1999. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company has committed to purchase a substantial amount of equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

 Other Cash Commitments and Capital Requirements

     The Company's operations have required and will continue to require significant capital expenditures for development, construction, expansion and acquisition of telecommunications assets. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flows. In addition to the Company's planned capital expenditures, it has other cash commitments as described in the footnotes to the Company's audited consolidated financial statements for the fiscal year ended December 31, 1998 included elsewhere herein.

     In view of the continuing development of the Company's products and services, the expansion of existing networks and the construction, leasing and licensing of new networks, the Company will require additional amounts of cash in the future from outside sources. Management believes that the Company's cash on hand and amounts expected to be available through asset sales, including the proceeds from the sales of the operations of NETCOM, cash flows from operations, including collection of receivables from transport and termination charges, vendor financing arrangements and credit facilities will provide sufficient funds necessary for the Company to expand its business as currently planned and to fund its operations through 2000. Additional sources of cash may include public and private equity and debt financings, sales of non-strategic assets, capital leases and other financing arrangements. In the past, the Company has been able to secure sufficient amounts of financing to meet its capital needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company.

     The failure to obtain sufficient amounts of financing could result in the delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company's business. In addition, the inability to fund operating deficits with the proceeds of financings and sales of non-strategic assets until the Company establishes a sufficient revenue-generating customer base could have a material adverse effect on the Company's liquidity.

Transport and Termination Charges

     The Company has recorded revenue of approximately $4.9 million and $58.3 million for fiscal 1997 and 1998, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of ILECs pursuant to various interconnection agreements. The ILECs have not paid most of the bills they have received from the Company and have disputed substantially all of these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal laws and public policies. As a result, the Company expects receivables from transport and termination charges will continue to increase until these disputes have been resolved.

     The resolution of these disputes will be based on rulings by state public utility commissions and/or by the FCC. To date, there have been favorable final rulings from 29 states that ISP traffic is subject to the payment of reciprocal compensation under interconnection agreements. On February 25, 1999, the FCC issued a decision that ISP-bound traffic is largely jurisdictionally interstate traffic. The decision relies on the long-standing federal policy that ISP traffic, although jurisdictionally interstate, is treated as though it is local traffic for pricing purposes. The decision also emphasizes that because there are no federal rules governing intercarrier compensation for ISP traffic, the determination as to whether such traffic is subject to reciprocal compensation under the terms of interconnection agreements properly is made by the state commissions and that carriers are bound by their interconnection agreements and state commission decisions regarding the payment of reciprocal compensation for ISP traffic. The FCC has initiated a rulemaking proceeding regarding the adoption of prospective federal rules for intercarrier compensation for ISP traffic. In its notice of rulemaking, the FCC expresses its preference that compensation rates for this traffic continue to be set by negotiations between carriers, with disputes resolved by arbitrations conducted by state commissions, pursuant to the Telecommunications Act.

     On March 4, 1999, the Alabama Public Service Commission (the "Alabama PSC") issued a decision that found that reciprocal compensation is owed for Internet traffic under four CLEC interconnection agreements with BellSouth Corporation

("BellSouth"), which agreements were at issue in the proceeding. With respect to the Company's interconnection agreement, which also was at issue, the state commission interpreted certain language in the Company's agreement to exempt ISP-bound traffic from reciprocal compensation under certain conditions. The Company believes that the Alabama PSC failed to consider the intent of the parties in negotiating and executing the Company's interconnection agreement, the specific language of the Company's interconnection agreement and the impact of Alabama PSC and FCC policies, and thereby misinterpreted the agreement. The Company intends to file a request with the Alabama PSC by April 1, 1999 seeking determination that the ruling with respect to the Company's agreement be reconsidered, and that the Company should be treated the same as the other CLECs that participated in the proceeding and for which the Alabama PSC ordered the payment of reciprocal compensation. While the Company intends to pursue vigorously a petition for reconsideration with the Alabama PSC, and if the Company deems it necessary, judicial review, the Company cannot predict the final outcome of this issue.

     The Company has also recorded revenue of approximately $19.1 million for fiscal 1998, related to other transport and termination charges to the ILECs, pursuant to the Company's interconnection agreements with these ILECs. Included in the Company's trade receivables at December 31, 1997 and 1998 are $4.3 million and $72.8 million, respectively, for all receivables related to transport and termination charges. The receivables balance at December 31, 1998 is net of an allowance of $5.6 million for disputed amounts.

     Although the Company's interconnection agreement with BellSouth has expired, the Company has received written notification from BellSouth that the Company may continue billing BellSouth under the pricing terms within the expired interconnection agreement, until such agreement is renegotiated or arbitrated by the relevant state commissions. The Company's remaining interconnection agreements expire in 1999 and 2000. While the Company believes that all revenue recorded through December 31, 1998 is collectible and that future revenue from transport and termination charges billed under the Company's current interconnection agreements will be realized, there can be no assurance that future regulatory and judicial rulings will be favorable to the Company, that the Alabama PSC will reconsider its ruling, or that different pricing plans for transport and termination charges between carriers will not be adopted when the Company's interconnection agreements are renegotiated or as a result of the FCC's rulemaking proceeding on future compensation methods. In fact, the Company believes that different pricing plans will be considered and adopted and although the Company expects that revenue from transport and termination charges likely will decrease as a percentage of total revenue from local services in periods subject to future interconnection agreements, the Company's local termination services still will be required by the ILECs and must be provided under the Telecommunications Act, and likely will result in increasing volume in minutes due to the growth of the Internet and related services markets. The Company expects to negotiate reasonable compensation and collection terms for local termination services, although there is no assurance that such compensation will remain consistent with current levels. Additionally, the
Company expects to supplement its current operations with revenue, and ultimately EBITDA, from new services offerings such as RAS, EOS and DSL, however, the Company may or may not be successful in its efforts to deploy such services profitably.

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

Strategy

     The Company's approach to addressing the potential impact of Year 2000 compliance issues is focused upon ensuring, to the extent reasonably possible, the continued, normal operation of its business and supporting systems. Accordingly, the Company has developed a four-phase plan which it is applying to each functional category of the Company's computer systems and components. Each of the Company's computer systems, software applications and other electronics containing date-sensitive embedded technology is included within one of the following four functional categories:

     o Networks and Products, which consists of all components whether hardware, software or embedded technology used directly in the Company's operations, including components used by the Company's voice and data switches and collocations and telecommunications products;

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

------------------------------- ----------------------------------------------------------------------------------------------
                                                                            Phase
------------------------------- ----------------------------------------------------------------------------------------------
                                          I                      II                     III                      IV
System and Level of Priority         Assessment             Remediation               Testing              Implementation
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
Networks and Products
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     High                       Complete               In progress             In progress             To begin Q2 1999
                                                       To complete Q2 1999     To complete Q2 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               In progress             To begin Q2 1999        To begin Q2 1999
                                                       To complete Q2 1999     To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Low                        Complete               Complete                 Complete               Complete
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
IT Systems
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     High                       Complete               In progress             In progress             In progress
                                                       To complete Q2 1999     To complete Q2 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               In progress             In progress             In progress
                                                       To complete Q2 1999     To complete Q2 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- -----------------------------------------------
     Low                        Complete               In progress                To be determined based on the results of
                                                       To complete Q2 1999                        Phase II
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
Building and Facilities
------------------------------- ---------------------- ----------------------- -----------------------------------------------
     High                       In progress            In progress                To be determined based on the results of
                                To complete Q2 1999    To complete Q2 1999                        Phase II
------------------------------- ---------------------- -----------------------------------------------------------------------
     Medium                     In progress                       To be determined based on the results of Phase I
                                To complete Q2 1999
------------------------------- ---------------------- -----------------------------------------------------------------------
     Low                        To begin  Q2 1999                 To be determined based on the results of Phase I
                                To complete Q3 1999
------------------------------- ----------------------------------------------------------------------------------------------
Office Equipment
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     High                       Complete               In progress             To begin  Q2 1999       To begin Q2 1999
                                                       To complete Q2 1999     To complete Q2 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               In progress             To begin Q2 1999        To begin Q2 1999
                                                       To complete Q2 1999     To complete Q3 1999     To complete Q4 1999
------------------------------- ---------------------- ----------------------- -----------------------------------------------
     Low                        Complete               In progress                To be determined based on the results of
                                                       To complete Q2 1999                        Phase II
------------------------------- ---------------------- ----------------------- -----------------------------------------------

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

Costs

     The Company expenses all incremental costs to the Company associated with Year 2000 compliance issues as incurred. Through December 31, 1998, such costs incurred were approximately $0.5 million, consisting of approximately $0.4 million of replacement hardware and software and approximately $0.1 million of consulting fees and other miscellaneous costs of Year 2000 compliance reference and planning materials. The Company has also incurred certain internal costs, including salaries and benefits for employees dedicating various portions of their time to Year 2000 compliance issues, of which costs the Company believes has not exceeded $0.5 million through December 31, 1998. The Company expects that total future incremental costs of Year 2000 compliance efforts will be approximately $3.8 million, consisting of $2.3 million in consulting fees, $1.5 million in replacement hardware and software and other miscellaneous costs. These anticipated costs have been included in the Company's fiscal 1999 budget and represent approximately 4% of the Company's budgeted expenses for information technology through fiscal 1999. Such cost estimates are based upon presently available information and may change as the Company continues with its Year 2000 compliance plan. The Company intends to use cash on hand for Year 2000 compliance costs, as necessary.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial position and cash flows are subject to a variety of risks in the normal course of business, which include market risks associated with movements in interest rates and, subsequent to February 17, 1999, equity prices. The Company routinely assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. The Company does not, in the normal course of business, use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

     The Company's exposure to market risk associated with changes in interest rates relates primarily to the Company's investments in marketable securities and its senior indebtedness.

     The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale and generally have maturities of one year or less. The Company's short-term investment objectives are safety, liquidity and yield, in that order. As of December 31, 1998, the Company had approximately $262.8 million in cash and cash equivalents and short-term investments available for sale, at a weighted average fixed interest rate of 5.12%. A hypothetical 10% fluctuation in market rates of interest would cause a change in the fair value of the Company's investment in marketable securities at December 31, 1998 of approximately $0.7 million, and accordingly, would not cause a material impact on the Company's financial position, results of operations or cash flows.

     At December 31, 1998, the Company's outstanding indebtedness includes $1.6 billion under the 13 1/2 % Notes, 12 1/2% Notes, 11 5/8% Notes, 10% Notes and 9 7/8% Notes and $466.4 million under the 14 1/4% Preferred Stock, 14% Preferred Stock and 6 3/4% Preferred Securities. These instruments contain fixed annual interest and dividend rates, respectively, and accordingly, any change in market interest rates would have no impact on the Company's financial position, results of operations or cash flows. Future increases in interest rates could increase the cost of any new borrowings by the Company. The Company does not hedge against future changes in market rates of interest.

Equity Price Risk

     On February 17, 1999, the Company completed the sale of the domestic operations of NETCOM to MindSpring, in exchange for a combination of cash and 376,116 shares of unregistered common stock of MindSpring, valued at approximately $79.76 per share at the time of the transaction. Currently, the Company bears some risk of market price fluctuations in its investment in MindSpring. The common stock of MindSpring is traded on the Nasdaq National Market and has, at March 29, 1999, a fair market value of $92.50 per share. Although changes in the fair market value of MindSpring common stock may affect the fair market value of the Company's investment and cause unrealized gains or losses, such gains or losses will not be realized until the securities are sold. In order to mitigate the risk associated with a decrease in the market value of the Company's investment in MindSpring, the Company has entered into a hedging contract. During the term of the hedging contract, a hypothetical 10% fluctuation in the fair value of the common stock of MindSpring would not cause a material impact on the Company's financial position, results of operations or cash flows. The Company intends to liquidate its investment in MindSpring upon the effectiveness of the registration of common stock of MindSpring with the Securities and Exchange Commission, which is expected to occur in the near future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANTS

     The information required under Item 10 with respect to the Company is incorporated by reference from the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of ICG Communications, Inc. to be filed with the Securities and Exchange Commission not later than April 30, 1999. The Directors and executive officers of each of Holdings-Canada and Holdings are set forth below.

Holdings-Canada

     The Directors of Holdings-Canada are:

         Harry R. Herbst
         H. Don Teague

     The executive officers of Holdings-Canada are:

         J. Shelby Bryan - President and Chief Executive Officer
         Harry R. Herbst - Executive Vice President and Chief Financial Officer
         H. Don Teague - Executive Vice President, General Counsel and Secretary

Holdings

     The Directors of Holdings are:

         J. Shelby Bryan (Chairman)
         Douglas I. Falk
         Harry R. Herbst
         H. Don Teague

     The executive officers of Holdings are:

         J. Shelby Bryan - President and Chief Executive Officer
         Douglas I. Falk - Executive Vice President - Telecom
         Harry R. Herbst - Executive Vice President and Chief Financial Officer
         H. Don Teague - Executive Vice President, General Counsel and Secretary

J. Shelby Bryan, 53, was appointed President and Chief Executive Officer of Holdings-Canada and Holdings in May 1995. He has 19 years of experience in the telecommunications industry, primarily in the cellular business. He co-founded Millicom International Cellular S.A., a publicly owned corporation providing cellular service internationally, served as its President and Chief Executive Officer from 1985 to 1994 and has served as a Director through the present.

Douglas I. Falk, 49, has been Executive Vice  President-Telecom  and Director of

Holdings since September 1998 and was President of ICG Satellite Services, Inc. from August 1996 to May 1998. Prior to joining the Company, Mr. Falk held several positions in the cruise line industry, including President of Norwegian Cruise Line, Senior Vice President - Marketing and Sales with Holland America Lines/Westours and Executive Vice President of Royal Viking Line. Prior to his work in the cruise line industry, Mr. Falk held executive positions with MTI Vacations, Brown and Williamson Tobacco, Pepsico International, Glendenning Associates and The Procter and Gamble Company.

Harry R. Herbst, 47, was appointed Executive Vice President, Chief Financial Officer and Director of Holdings-Canada and Holdings in August 1998 and has been a member of the Board of Directors of Holdings-Canada and Holdings since October 1995. Prior to joining the Company, Mr. Herbst was Vice President of Finance and Strategic Planning for Gulf Canada Resources Ltd. from November 1995 to June 1998 and Vice President and Treasurer of Gulf Canada Resources Ltd. from January to November 1995. Previously, Mr. Herbst was Vice President of Taxation for Torch Energy Advisors Inc. from 1991 to 1994, and tax manager for Apache Corp. from 1987 to 1990. Mr. Herbst is a certified public accountant, formerly with Coopers & Lybrand.

H. Don Teague,  56,  joined the Company as  Executive  Vice  President,  General
Counsel, Secretary and Director of Holdings-Canada and Holdings in May 1997. Prior to this position, Mr. Teague was Senior Vice President, Administration and Legal with Falcon Seaboard Holdings, L.P. and its predecessors from April 1994 through April 1997. From 1974 to April 1994, Mr. Teague was a partner in the law firm of Vinson & Elkins L.L.P.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required under Item 11 is incorporated by reference from the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of ICG Communications, Inc. to be filed with the Securities and Exchange Commission not later than April 30, 1999. Neither Holdings-Canada nor Holdings pays any form of compensation to any of their respective Directors or executive officers.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under Item 12 is incorporated by reference from the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of ICG Communications, Inc. to be filed with the Securities and Exchange Commission not later than April 30, 1999.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORT ON  FORM 8-K

(A) (1) Financial Statements. The following financial statements are included in Item 8 of Part II:
                                                                         Page

         Independent Auditors' Report - Report of KPMG LLP . . . . . . .  F-2
         Independent Auditors' Report - Report of Ernst & Young LLP, as
           of December 31, 1996 and 1997 and for each of the Two Years in the Period Ended December 31, 1997 . . . . . . . . . . . .  F-4
         Independent Auditors' Report - Report of Ernst & Young LLP, as
           of December 31, 1996 and for the Three Months Then Ended. . .  F-5
         Consolidated Balance Sheets, December 31, 1997 and 1998 . . . .  F-6
         Consolidated Statements of Operations, Fiscal Year Ended
           September 30, 1996, the Three Months Ended December 31, 1995 (unaudited) and 1996, and Fiscal Years Ended December 31,
           1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . . .  F-8
         Consolidated Statements of Stockholders' Equity (Deficit),
           Fiscal Year Ended September 30, 1996, the Three Months Ended December 31, 1996, and Fiscal Years Ended December 31, 1997
           and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . F-10
         Consolidated Statements of Cash Flows, Fiscal Year Ended
           September 30, 1996, the Three Months Ended December 31, 1995 (unaudited) and 1996, and Fiscal Years Ended December 31,
           1997 and 1998  . . . . . . . . . . . . . . . . . . . . . . . . F-11
         Notes to Consolidated Financial Statements, December 31,
           1997 and 1998  . . . . . . . . . . . . . . . . . . . . . . . . F-14

    (2)  Financial Statement Schedule. The following Financial Statement
         Schedule is submitted herewith:

         Independent Auditors' Report . . . . . . . . . . . . . . . . . . S-1
         Schedule II: Valuation and Qualifying Accounts . . . . . . . . . S-2

    (3)  List of Exhibits.

         (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

               2.1: Plan of Arrangement under Section 192 of the Canada Business
                    Corporations Act. [Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 of ICG Communications, Inc. (Commission File No. 333-4226)].

         (3)   Corporate Organization.

               3.1: Certificate of  Incorporation  of ICG  Communications,  Inc.
                    dated April 11, 1996.  [Incorporated by reference to Exhibit
                    3.1 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-4226].
               3.2: By-laws  of  ICG  Communications,   Inc.   [Incorporated  by
                    reference to Exhibit 3.2 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-4226].
               3.3: Agreement  and  Plan  of  Reorganization  by and  among  ICG
                    Communications, Inc., ICG Canadian Acquisition, Inc., ICG Holdings (Canada), Inc. and ICG Holdings (Canada) Co., dated November 4, 1998.
               3.4: Order of Amalgamation  between ICG Holdings  (Canada),  Inc.
                    and ICG Holdings (Canada) Co., dated December 22, 1998.
               3.5: Memorandum  and  Articles  of  Association  of ICG  Holdings
                    (Canada) Co. filed with the Registrar of Joint Stock Companies, Halifax, Nova Scotia.

         (4) Instruments Defining the Rights of Security Holders, Including Indentures.

               4.1: Note Purchase  Agreement,  dated as of July 14, 1995,  among the Registrant, IntelCom Group (U.S.A.), Inc., Morgan Stanley Group Inc., Princes Gate Investors, L.P., Acorn Partnership I, L.P., PGI Investments Limited, PGI Investments Limited, PGI Sweden AB, and Gregor von Opel and Morgan Stanley Group, Inc., as Agent for the Purchasers [Incorporated by reference to Exhibit 4.1 to Form 8-K of IntelCom Group Inc., dated July 18, 1995].
               4.2: Warrant  Agreement,  dated as of July 14,  1995,  among  the
                    Registrant, the Committed Purchasers, and IntelCom Group (U.S.A.), Inc., as Warrant Agent [Incorporated by reference to Exhibit 4.2 to Form 8-K of IntelCom Group Inc., dated July 18, 1995].
               4.3: First Amended and Restated  Articles of Incorporation of ICG
                    Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 of IntelCom Group (U.S.A.), Inc., File No. 333-04569].
               4.4: Indenture,  dated  August  8,  1995,  among  IntelCom  Group
                    (U.S.A.) Inc., IntelCom Group Inc. and Norwest Bank Colorado, National Association [Incorporated by reference to
                    Exhibit 4.6 to Registration Statement on Form S-4 of IntelCom Group (U.S.A.) Inc., File Number 33-96540].
               4.5: Indenture,  dated  April  30,  1996,  among  IntelCom  Group
                    (U.S.A.)   Inc.,   IntelCom  Group  Inc.  and  Norwest  Bank

                    Colorado, National Association [Incorporated by reference to
                    Exhibit 4.14 to Registration Statement on Form S-4 of IntelCom Group (U.S.A.) Inc., File No. 333-04569].
               4.6: Indenture,  dated March 11, 1997, among ICG Holdings,  Inc.,
                    ICG Communications, Inc. and Norwest Bank Colorado, National Association [Incorporated by reference to Exhibit 4.15 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-24359].
               4.7: Written Action of the Manager of ICG Funding,  LLC, dated as of September 24, 1997, with respect to the terms of the 6 3/4% Exchangeable Limited Liability Company Preferred
                    Securities [Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-3 of ICG Funding, LLC, File No. 333-40495].
               4.8: Amended and Restated Limited  Liability Company Agreement of
                    ICG Funding, LLC, dated as of September 23, 1997 [Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of ICG Funding, LLC, File No. 333-40495].
               4.9: Indenture,  between ICG  Services,  Inc.  and  Norwest  Bank
                    Colorado, National Association, dated as of February 12, 1998 [Incorporated by reference to Exhibit 4.4 to ICG Services, Inc. Registration Statement on Form S-4 File No. 333-51037].
               4.10:Indenture,  between ICG  Services,  Inc.  and  Norwest  Bank
                    Colorado, National Association, dated as of April 27, 1998 [Incorporated by reference to Exhibit 4.4 to ICG Services, Inc. Registration Statement on Form S-4 File No. 333-60653, as amended].
               4.11:Second  Amended and Restated  Articles of  Incorporation  of
                    ICG Holdings, Inc., dated March 10, 1997.

         (9)   Voting Trust Agreement.
               None.

         (10)  Material Contracts.

               10.1:Arrangement  and  Support  Agreement  dated  June  27,  1996 between ICG Communications, Inc. and IntelCom Group Inc. [Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 of ICG Communications, Inc. (Commission File No. 333-4226)].
               10.2:Incentive  Stock Option Plan #2  [Incorporated  by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].
               10.3:Form of Stock Option  Agreement for  Incentive  Stock Option
                    Plan #2 [Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].
               10.4:Incentive  Stock Option Plan #3  [Incorporated  by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

               10.5:Form of Stock Option  Agreement for  Incentive  Stock Option
                    Plan #3 [Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].
               10.6:1994 Employee Stock Option Plan  [Incorporated  by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].
               10.7:Form of  Stock  Option  Agreement  for 1994  Employee  Stock
                    Option Plan [Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].
               10.8:Employment  Agreement,  dated  as of May 30,  1995,  between
                    IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.5 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].
               10.9:Stock Option  Agreement,  dated as of May 30, 1995,  between
                    IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.6 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].
               10.10:  Indemnification  Agreement,  dated  as of May  30,  1995, between IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.7 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].
               10.11:  Placement  Agreement,  dated as of August 3, 1995,  among
                    IntelCom Group Inc., IntelCom Group (U.S.A.), Inc., certain subsidiaries of IntelCom Group (U.S.A.), Inc. and Morgan Stanley & Co. Incorporated [Incorporated by reference to
                    Exhibit 10.1 to Form 8-K of IntelCom Group Inc., as filed on August 9, 1995].
               10.12: Employment Agreement between IntelCom Group Inc. and James
                    D. Grenfell, dated November 1, 1995. [Incorporated by reference to Exhibit 10.38 to IntelCom Group Inc.'s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1995].
               10.13: Purchase and Sale Agreement, dated as of October 19, 1995, by and among ICG Wireless Services, Inc., IntelCom Group (U.S.A.), Inc., UpSouth Corporation and Vyvx, Inc. [Incorporated by reference to Exhibit 10.40 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1995].
               10.14: ICG  Communications,  Inc.,  401(k) Wrap  Around  Deferred
                    Compensation  Plan.  [Incorporated  by  reference to Exhibit
                    10.42 to ICG Communications, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1996.]
               10.15: ICG  Communications,  Inc.  1996 Employee  Stock  Purchase
                    Plan. [Incorporated by reference to the Registration Statement on Form S-8 of ICG Communications, Inc., File No. 33-14127, filed on October 14, 1996].

               10.16: Consulting  Services  Agreement,  by and between  IntelCom

                    Group Inc. and International Communications Consulting, Inc., effective January 1, 1996 [Incorporated by reference to Exhibit 10.44 to ICG Communications, Inc.'s Transition Report on Form 10-K/A for the three months ended December 31, 1996].
               10.17:  Confidential  General Release and Covenant Not to Sue, by
                    and between ICG Communications, Inc. and John D. Field, dated November 5, 1996 [Incorporated by reference to Exhibit
                    10.45 to ICG Communications, Inc.'s Transition Report on Form 10-K/A for the three months ended December 31, 1996].
               10.18:  Amendment,  dated  as of  March  26,  1997,  between  ICG
                    Communications, Inc. and J. Shelby Bryan, to Employment Agreement, dated as of May 30, 1995, between IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to
                    Exhibit 10 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997].
               10.19: 1996 Stock  Option  Plan  [Incorporated  by  reference  to
                    Exhibit 4.6 to the Registration Statement on Form S-8 of ICG Communications, Inc., File No. 333-25957, filed on April 28, 1997].
               10.20: Amendment No. 1 to the ICG Communications, Inc. 1996 Stock
                    Option Plan.
               10.21: Employment Agreement,  dated as of April 22, 1997, between
                    ICG Communications, Inc. and Don Teague [Incorporated by reference to Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997].
               10.22: Amendment No. 2 to the ICG Communications, Inc. 1996 Stock
                    Option Plan [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997].
               10.23a: Purchase Agreement between ICG Holdings,  Inc. and TriNet
                    Corporate Realty Trust, Inc., dated December 9, 1997.
               10.23a: First Amendment to Purchase Agreement, by and between ICG
                    Holdings, Inc. and TriNet Essential Facilities X, Inc., dated January 15, 1998.
               10.23c: Assignment of Purchase  Agreement,  by and between TriNet
                    Corporate Realty Trust, Inc., dated January 15, 1998.
               10.23c:   Commercial   Lease  -  Net  between  TriNet   Essential
                    Facilities X, Inc. and ICG Holdings, Inc., dated January 15, 1998.
               10.23e: Continuing Lease Guaranty, by ICG Communications, Inc. to
                    TriNet Essential Facilities X, Inc., dated January 20, 1998.
               10.23f: Continuing Lease Guaranty, by ICG Holdings (Canada), Inc.
                    to TriNet Essential Facilities X, Inc., dated January 20, 1998.
               10.24: Agreement  and Plan of Merger,  dated October 12, 1997, by and among ICG  Communications,  Inc., ICG Acquisition,  Inc.
                    and NETCOM On-Line Communication Services, Inc. [Incorporated by reference to Exhibit 2.1 to Form 8-K, dated January 21, 1998].
               10.25: Amendment to Agreement and Plan of Merger,  dated December

                    15, 1997, by and among ICG Communications, Inc., ICG Acquisition, Inc. and NETCOM On-Line Communication Services, Inc. [Incorporated by reference to Exhibit 2.2 to Form 8-K, dated January 21, 1998].
               10.26:  Employment  Agreement,  dated July 1, 1998,  between  ICG
                    Communications, Inc. and Harry R. Herbst [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998].
               10.27: Employment  Agreement,  dated September 23, 1998,  between
                    ICG Communications, Inc. and Douglas I. Falk [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998].
               10.28:  Asset  Purchase   Agreement  by  and  between  MindSpring
                    Enterprises, Inc. and NETCOM On-Line Communication Services, Inc., dated as of January 5, 1999 [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Current Report
                    on  Form   8-K,   dated   March   4,   1999].
               10.29: ICG Communications, Inc. 1998 Stock Option Plan.
               10.30: Form of Stock Option Agreement for 1998 Stock Option Plan. 10.31: Amendment No. 1 to the ICG Communications, Inc. 1998 Stock
                    Option Plan, dated December 15, 1998.
               10.32: Form of  Agreement  regarding  Gross-Up  Payments,  by and between ICG Communications, Inc. and each of J. Shelby Bryan, Harry R. Herbst, Douglas I. Falk and H. Don Teague, dated December 16, 1998.

         (11)  Statement re Computation of per Share Earnings.
               Not Applicable

         (12)  Statement re Computation of Ratios.
               Not Applicable

         (13)  Annual Report to Security Holders.
               Not Applicable

         (21)  Subsidiaries of the Registrant.

               21.1: Subsidiaries of the Registrant.

         (22) Published Report re Matters Submitted to Vote of Security Holders Not Applicable

         (23)  Consents.

               23.1: Consent of KPMG LLP.
               23.2: Consent of Ernst & Young LLP.

         (24)  Power of Attorney.
               Not Applicable

         (27)  Financial Data Schedule.

               27.1:Financial Data Schedule of ICG Communications,  Inc. for the
                    Fiscal Year Ended December 31, 1998.

(B) Report on Form 8-K. The following report on Form 8-K was filed by the Registrants during the fiscal quarter ended December 31, 1998:

    ICG Communications, Inc.      (i)  Current Report on Form 8-K dated
    ICG Holdings (Canada), Inc.        November 4, 1998, regarding the
    ICG Holdings, Inc.:                announcement of the Company's earnings
                                       information and results of operations for the quarterended September 30, 1998.

(C) Exhibits. The exhibits required by this Item are listed under Item 14(A)(3).

(D) Financial Statement Schedule. The financial statement schedule required by this Item is listed under Item 14(A)(2).

                              FINANCIAL STATEMENTS

                                                                         Page
Independent Auditors' Report - Report of KPMG LLP  . . . . . . . . . . .  F-2

Independent Auditors' Report - Report of Ernst & Young LLP, as of
  December 31, 1996 and 1997 and for each of the Two Years in the
  Period Ended December 31, 1997 . . . . . . . . . . . . . . . . . . . .  F-4

Independent Auditors' Report - Report of Ernst & Young LLP, as of
  December 31, 1996 and for the Three Months Then Ended. . . . . . . . .  F-5

Consolidated Balance Sheets, December 31, 1997 and 1998  . . . . . . . .  F-6

Consolidated Statements of Operations, Fiscal Year Ended September 30,
  1996, the Three  Months Ended December 31, 1995 (unaudited) and 1996, and Fiscal Years Ended December 31, 1997 and 1998. . . . . . . . . . .  F-8

Consolidated Statements of Stockholders' Equity (Deficit), Fiscal Year
  Ended September 30, 1996, the Three Months Ended December 31, 1996,
  and Fiscal Years Ended December 31, 1997 and 1998  . . . . . . . . . .  F-10

Consolidated Statements of Cash Flows, Fiscal Year Ended September 30,
  1996, the Three  Months Ended December 31, 1995 (unaudited) and 1996, and Fiscal Years Ended December 31, 1997 and 1998  . . . . . . . . . .  F-11

Notes to Consolidated Financial Statements, December 31, 1997 and 1998 .  F-14

                Independent Auditors' Report - Report of KPMG LLP




The Board of Directors and Stockholders
ICG Communications, Inc.:

We have audited the accompanying consolidated balance sheets of ICG Communications, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the fiscal year ended September 30, 1996, the three-month period ended December 31, 1996, and the fiscal years ended December 31, 1997 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of NETCOM On-Line Communication Services, Inc. ("NETCOM"), a discontinued wholly owned subsidiary of the Company, as of December 31, 1997 or for the fiscal year ended December 31, 1996, the three-month period ended December 31, 1996, or the fiscal year ended December 31, 1997, whose total assets constitute 11.7 percent at December 31, 1997, and whose loss from operations constitutes 100.5 percent in fiscal 1996,
96.0 percent in the three months ended December 31, 1996, and 83.8 percent in fiscal 1997 of the consolidated loss from discontinued operations. Those consolidated financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for NETCOM, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICG Communications, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the fiscal year ended September 30, 1996, the three-month period ended December 31, 1996, and the fiscal years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.

As explained in note 2 to the consolidated financial statements, during fiscal year ended September 30, 1996, the Company changed its method of accounting for long-term telecom services contracts.



                                             KPMG LLP

Denver, Colorado
February 15, 1999

           Independent Auditors' Report - Report of Ernst & Young LLP



The Board of Directors and Stockholders
NETCOM On-Line Communication Services, Inc.

We have audited the consolidated balance sheet of NETCOM On-Line Communication Services, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NETCOM On-Line Communication Services, Inc. at December 31, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                             Ernst & Young LLP

San Jose, California
February 13, 1998

           Independent Auditors' Report - Report of Ernst & Young LLP



The Board of Directors and Stockholders
NETCOM On-Line Communication Services, Inc.

     We have audited the consolidated balance sheet of NETCOM On-Line Communication Services, Inc. as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the three months then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NETCOM On-Line Communication Services, Inc. at December 31, 1996 and the consolidated results of its operations and its cash flows for the three months then ended, in conformity with generally accepted accounting principles.



                                           Ernst & Young LLP

San Jose, California
April 16, 1998

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 1997 and 1998

------------------------------------------------------------------------------

                                                                                               December 31,
                                                                              ------------------------------------------------
Assets                                                                                 1997                     1998
------                                                                        ------------------------  ----------------------
                                                                                              (in thousands)
Current assets:
  Cash and cash equivalents                                                   $      118,569                   210,831
  Short-term investments available for sale (note 6)                                 112,281                    52,000
  Receivables:
    Trade, net of allowance of $5,254 and $15,473 at
      December 31, 1997 and 1998, respectively (note 14)                              57,163                   132,920
    Revenue earned, but unbilled                                                       8,599                    11,063
    Due from affiliate (note 13)                                                       9,384                         -
    Other (note 13)                                                                    1,696                     1,156
                                                                              ------------------------  ----------------------
                                                                                      76,842                   145,139
                                                                              ------------------------  ----------------------

  Inventory                                                                            3,901                     2,821
  Prepaid expenses and deposits                                                       10,495                    12,036
  Net current assets of discontinued operations (note 3)                              38,331                         -
                                                                              ------------------------  ----------------------

      Total current assets                                                           360,419                   422,827
                                                                              ------------------------  ----------------------

Property and equipment (notes 7, 9 and 10)                                           737,424                 1,112,067
  Less accumulated depreciation                                                     (105,970)                 (177,933)
                                                                              ------------------------  ----------------------
    Net property and equipment                                                       631,454                   934,134
                                                                              ------------------------  ----------------------

Long-term notes receivable from affiliate and others, net (note 13)                   10,375                         -
Restricted cash (note 11)                                                             24,649                    16,912
Other assets, net of accumulated amortization:
  Goodwill (note 4)                                                                   75,673                   130,503
  Deferred financing costs (note 10)                                                  23,196                    35,958
  Transmission and other licenses                                                      6,031                     5,659
  Deposits and other (note 8)                                                          9,066                    25,189
                                                                              ------------------------  ----------------------
                                                                                     113,966                   197,309
                                                                              ------------------------  ----------------------

Net non-current assets of discontinued operations (note 3)                            76,577                    54,243
                                                                              ------------------------  ----------------------

      Total assets (note 15)                                                  $    1,217,440                 1,625,425
                                                                              ========================  ======================
                                                                                                             (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

------------------------------------------------------------------------------

                                                                                              December 31,
                                                                              ----------------------------------------------
Liabilities and Stockholders' Deficit                                                  1997                    1998
-------------------------------------                                         ------------------------ ---------------------
                                                                                             (in thousands)
Current liabilities:
  Accounts payable                                                           $         27,458                   33,781
  Accrued liabilities                                                                  56,817                   55,816
  Deferred revenue                                                                      5,049                    9,892
  Current portion of capital lease obligations (notes 9 and 14)                         5,637                    5,086
  Current portion of long-term debt (note 10)                                           1,784                       46
  Net current liabilities of discontinued operations
    (note 3)                                                                                -                   23,272
                                                                              ------------------------ ---------------------
      Total current liabilities                                                        96,745                  127,893
                                                                              ------------------------ ---------------------

Capital lease obligations, less current portion (notes 9 and 14)                       66,939                   63,359
Long-term debt, net of discount, less current portion (note 10)                       890,568                1,598,998
                                                                              ------------------------ ---------------------

      Total liabilities                                                             1,054,252                1,790,250
                                                                              ------------------------ ---------------------

Redeemable  preferred  stock of subsidiary  ($301.2  million and
  $346.2  million liquidation value at December 31, 1997 and 1998,
  respectively) (note 11)                                                             292,442                  338,310

Company-obligated  mandatorily  redeemable  preferred  securities of subsidiary limited liability company which holds solely
  Company preferred stock ($133.4 million liquidation value at
  December 31, 1997 and 1998) (note 11)                                               127,729                  128,042

Stockholders' deficit (note 12):
  Common stock, $.01 par value, 100,000,000 shares authorized;
    43,974,659 and 46,360,185 shares issued and outstanding at
    December 31, 1997 and 1998, respectively (notes 1 and 12)                             749                      584
  Additional paid-in capital                                                          533,541                  577,820
  Accumulated deficit                                                                (791,417)              (1,209,462)
  Accumulated other comprehensive income (loss)                                           144                     (119)
                                                                              ------------------------ ---------------------
      Total stockholders' deficit                                                    (256,983)                (631,177)
                                                                              ------------------------ ---------------------

Commitments and contingencies (notes 10, 11, 13 and 14)

      Total liabilities and stockholders' deficit                               $   1,217,440                1,625,425
                                                                              ======================== =====================

          See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Fiscal Year Ended September 30, 1996,
the Three Months Ended December 31, 1995 (unaudited) and 1996, and Fiscal Years Ended December 31, 1997 and 1998

------------------------------------------------------------------------------

                                                    Fiscal year
                                                       ended              Three months ended               Fiscal years ended
                                                   September 30,             December 31,                     December 31,
                                                                  -------------------------------- ------------------------------
                                                       1996            1995            1996             1997             1998
                                                  --------------  --------------- ---------------- ---------------- -------------
                                                                     (unaudited)
                                                                       (in thousands, except per share data)

Revenue (notes 2, 14 and 15)                     $  154,143         34,544          49,477          245,022           397,619

Operating costs and expenses:
  Operating costs                                   121,983         26,572          42,485          217,927           254,689
  Selling, general and administrative expenses       75,646         18,248          23,868          148,254           183,683
  Depreciation and amortization (notes 7 and
    15)                                              30,030          4,833           9,691           56,501           101,545
  Provision for impairment of long-lived
    assets (note 16)                                  9,994              -               -            9,261                 -
  Net loss (gain) on disposal of long-lived
    assets note 5)                                    5,128          1,030            (772)             243             4,055
  Restructuring costs (note 17)                           -              -               -                -             2,339
                                                  --------------  --------------- ---------------- ---------------- -------------
    Total operating costs and expenses              242,781         50,683          75,272          432,186           546,311
                                                  --------------  --------------- ---------------- ---------------- -------------

    Operating loss                                  (88,638)       (16,139)        (25,795)        (187,164)         (148,692)

Other income (expense):
  Interest expense (notes 10 and 15)                (85,714)       (15,215)        (24,454)        (117,520)         (170,127)
  Interest income                                    19,212          3,750           5,962           21,907            28,414
  Other (expense) income, net                        (3,627)             7             (64)            (358)           (4,652)
                                                  --------------  --------------- ---------------- ---------------- -------------
                                                    (70,129)       (11,458)        (18,556)         (95,971)         (146,365)
                                                  --------------  --------------- ---------------- ---------------- -------------
Loss from continuing operations before income
  taxes, preferred dividends, share of losses
  and cumulative effect of change in accounting    (158,767)       (27,597)        (44,351)        (283,135)         (295,057)
Income tax benefit (expense) (note 18)                5,131              -               -                -               (90)
                                                  --------------  --------------- ---------------- ---------------- -------------
Loss from continuing operations before preferred
  dividends, share of losses and cumulative
  effect of change in accounting                   (153,636)       (27,597)        (44,351)        (283,135)         (295,147)
Accretion and preferred dividends on preferred
  securities of subsidiaries, net of minority
  interest in share of losses (note 11)             (25,409)        (3,294)         (4,988)         (38,117)          (55,183)
Share of losses of joint venture                     (1,814)          (228)              -                -                 -
                                                  --------------  --------------- ---------------- ---------------- -------------
Loss from continuing operations before
  cumulative effect of change in accounting      $ (180,859)       (31,119)        (49,339)        (321,252)         (350,330)
                                                  --------------  --------------- ---------------- ---------------- -------------
                                                                                                                     (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations, Continued

------------------------------------------------------------------------------


                                                    Fiscal year            Three months ended               Fiscal years ended
                                                      ended                   December 31,                     December 31,
                                                   September 30,   -------------------------------- --------------------------------
                                                       1996             1995            1996             1997             1998
                                                  ---------------- --------------- ---------------- ---------------- ---------------
                                                                      (unaudited)
                                                                        (in thousands, except per share data)
Discontinued operations (notes 1 and 3):
  Loss from discontinued operations               $    (44,060)       (5,516)        (11,974)         (39,483)         (65,938)
  Loss on disposal of discontinued operations                -             -               -                -           (1,777)
                                                  ---------------- --------------- ---------------- ---------------- ---------------
                                                       (44,060)       (5,516)        (11,974)         (39,483)         (67,715)
                                                  ---------------- --------------- ---------------- ---------------- ---------------
Loss before cumulative effect of change in
  accounting                                          (224,919)      (36,635)        (61,313)        (360,735)        (418,045)
                                                  ---------------- --------------- ---------------- ---------------- ---------------
Cumulative effect of change in accounting
  (note 2)                                              (3,453)       (3,453)              -                -                -
                                                  ---------------- --------------- ---------------- ---------------- ---------------

Net loss                                          $   (228,372)      (40,088)        (61,313)        (360,735)        (418,045)
                                                  ================ =============== ================ ================ ===============

Other comprehensive income (loss):
  Foreign currency translation adjustment                  699           (28)            544             (527)            (263)
  Unrealized gain (loss) on short-term
    investments available for sale (note 6)                540             -             540             (540)               -
                                                  ---------------- --------------- ---------------- ---------------- ---------------
      Other comprehensive income (loss)                  1,239           (28)          1,084           (1,067)            (263)
                                                 ---------------- --------------- ---------------- ---------------- ---------------

         Comprehensive loss                       $   (227,133)      (40,116)        (60,229)        (361,802)        (418,308)
                                                  ================ =============== ================ ================ ===============

Loss per share - basic and diluted:
  Continuing operations  before cumulative
    effect of change in accounting                $     (4.90)         (0.96)           (1.18)         (7.56)           (7.75)
  Discontinued operations                               (1.20)         (0.17)           (0.29)         (0.93)           (1.50)
  Cumulative effect of change in accounting             (0.09)         (0.11)              -              -                -
                                                  ---------------- --------------- ---------------- ---------------- ---------------

         Net loss per share - basic and diluted   $     (6.19)         (1.24)           (1.47)         (8.49)           (9.25)
                                                  ================ =============== ================ ================ ===============


Weighted average number of shares
  outstanding - basic and diluted                      36,875         32,343           41,760          42,508          45,194
                                                  ================ =============== ================ ================ ===============

          See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)
Fiscal Year Ended September 30, 1996, the Three Months Ended December 31, 1996, and Fiscal Years Ended December 31, 1997 and 1998

-------------------------------------------------------------------------------

                                                                                                       Accumulated         Total
                                                  Common stock            Additional                       other       stockholders'
                                           ----------------------------    paid-in     Accumulated    comprehensive       equity
                                             Shares         Amount         capital       deficit      (loss) income      (deficit)
                                         -------------- --------------  ------------  -------------  ---------------  --------------
                                                                               (in thousands)

Balances at October 1, 1995                 34,565     $  190,849        229,667        (152,487)           (28)        268,001
 Shares issued for cash in connection
   with the exercise of options and
   warrants (note 12)                        1,983          1,747          2,498               -              -           4,245
 Shares issued as repayment of debt
   and related accrued interest                130            687              -               -              -             687
 Shares issued in connection with
   business combinations (note 4)               64            749              -               -              -             749
 Conversion of ICG Holdings (Canada),
   Inc. preferred shares                       496          3,780              -               -              -           3,780
 Shares issued as contribution to
   401(k) plan (note 19)                        87            856            300               -              -           1,156
 Shares issued upon conversion of
   subordinated notes                        4,413         76,336              -               -              -          76,336
 Repurchase of warrants                          -              -         (2,671)              -              -          (2,671)
 Compensation expense related to
   issuance of common stock options              -              -             53               -              -              53
 Exchange of ICG Holdings (Canada),
   Inc. common shares for ICG common
   stock                                         -       (248,682)       248,682               -              -               -
 Unrealized gains on short-term
   investmentsavailable for sale                 -              -              -               -            540             540
 Cumulative foreign currency
   translation adjustment                        -              -              -               -            699             699
 Net loss                                        -              -              -        (228,372)             -        (228,372)
                                         -------------- --------------  ------------  -------------  ---------------  --------------
Balances at September 30, 1996              41,738         26,322        478,529        (380,859)         1,211         125,203
 Shares issued for cash in connection
 with the exercise of options
 and warrants (note 12)                        132           1,800            284              -              -           2,084
 Shares issued in connection with
   business combination (note 4)                18               -            350              -              -             350
 Shares issued as contribution to
   401(k) plan (note 19)                        19               -            480              -              -             480
 Shares issued upon conversion of
   subordinated notes                           23             417              -              -              -             417
 Exchange of ICG Holdings (Canada),
   Inc. common shares for ICG common
   stock                                         -         (20,350)        20,350              -              -               -
 Net loss                                        -               -              -        (61,313)             -         (61,313)
 Net loss of NETCOM for the three
   months ended December 31, 1996 (note 2)       -              -              -          11,490              -          11,490
                                         ------------- -------------- -------------- -------------  ---------------  --------------
Balances at December 31, 1996               41,930           8,189        499,993       (430,682)         1,211          78,711
 Shares issued for cash in connection
   with the exercise of options
   and warrants (note 12)                      938               5          4,111              -              -           4,116
 Shares issued in connection with
   business combination (note 4)               687               7         15,953              -              -          15,960
 Shares issued for cash in connection
   with employee stock purchase
   plan (note 12)                              240               2          3,020              -              -           3,022
 Shares issued as contribution to
   401(k) plan (note 19)                       179               2          3,008              -              -           3,010
 Exchange of ICG Holdings (Canada),
   Inc. common shares for ICG common
   stock                                         -          (7,456)         7,456              -              -               -
 Reversal of unrealized gains on
   short-term investments available for
   sale                                          -               -              -              -           (540)           (540)
 Cumulative foreign currency translation
   adjustment                                    -               -              -              -           (527)           (527)
 Net loss                                        -               -              -       (360,735)             -        (360,735)
                                         -------------  -------------  ------------- -------------- ---------------  --------------
Balances at December 31, 1997               43,974             749        533,541       (791,417)           144        (256,983)
 Shares issued for cash by subsidiary,
   net of selling costs                        127               1          3,384              -              -           3,385
 Shares issued for cash in connection
   with the exercise of options
   and warrants (note 12)                    1,519              15         19,268              -              -          19,283
 Shares issued in connection with
   business combinations (note 4)              502               5         15,527              -              -          15,532
 Shares issued for cash in connection
   with the employee stock
   purchase plan (note 12)                     111               1          2,249              -              -           2,250
 Shares issued as contribution to
   401(k) plan (note 19)                       127               2          3,662              -              -           3,664
 Exchange of ICG Holdings (Canada),
   Inc. common shares for ICG common
   stock                                         -            (189)           189              -              -               -
 Cumulative foreign currency
   translation adjustment                        -               -              -              -           (263)           (263)
 Net loss                                        -               -              -       (418,045)             -        (418,045)
                                         -------------  -------------  ------------- -------------- ---------------  --------------
Balances at December 31, 1998               46,360       $     584        577,820     (1,209,462)          (119)       (631,177)
                                         =============  =============  ============= ============== ===============  ==============

          See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Fiscal Year Ended September 30, 1996,
the Three Months Ended December 31, 1995 (unaudited) and 1996, and Fiscal Years Ended December 31, 1997 and 1998

------------------------------------------------------------------------------

                                                             Fiscal year        Three months ended           Fiscal years ended
                                                                 ended              December 31,                 December 31,
                                                             September 30, ---------------------------- ----------------------------
                                                                 1996          1995           1996          1997          1998
                                                           --------------- -------------  ------------- ------------- --------------
                                                                             (unaudited)
                                                                                          (in thousands)
Cash flows from operating activities:
  Net loss                                                $    (228,372)      (40,088)      (61,313)     (360,735)      (418,045)
  Loss from discontinued operations                              44,060         5,516        11,974        39,483         67,715
  Adjustments to reconcile net loss to net cash used by
    operating activities of continuing operations:
      Cumulative effect of change in accounting                   3,453         3,453             -             -              -
      Share of losses of joint venture                            1,814           228             -             -              -
      Accretion and preferred dividends on preferred
        securities of subsidiaries, net of minority
        interest in share of losses                              24,383         2,268         4,988        37,002         55,183
      Depreciation and amortization                              30,030         4,833         9,691        56,501        101,545
      Provision for uncollectible accounts                        1,531           977           914         3,985         12,031
      Compensation expense related to issuance of common
        stock options                                                53            14             -             -              -
      Interest expense deferred and included in long-term
        debt, net of amounts capitalized on assets
        under construction                                       63,951        12,004        22,087       102,947        152,601
      Interest expense deferred and included in capital
        lease obligations                                         4,416             -         1,716         6,345          5,637
      Amortization of deferred financing costs included
        in interest expense                                       2,573           527           612         2,514          4,478
      Write-off of non-operating assets                           2,650             -             -           200            250
      Contribution to 401(k) plan through issuance of
        common shares                                             1,156           405           480         3,010          3,664
      Deferred income tax benefit                                (5,329)            -             -             -              -
      Provision for impairment of long-lived assets               9,994             -             -         9,261              -
      Net loss (gain) on disposal of long-lived assets            5,128         1,030          (772)          243          4,055
      Change in operating assets and liabilities,
        excluding the effects of business
        combinations, dispositions and non-cash
        transactions:
          Receivables                                           (14,150)       (3,865)       (8,632)      (28,891)       (96,659)
          Inventory                                              (1,200)         (272)          361        (2,822)         1,198
          Prepaid expenses and deposits                          (2,938)         (459)         (901)       (5,405)        (1,492)
          Accounts payable and accrued liabilities               16,244         7,944         9,784        19,541         (2,452)
          Deferred revenue                                        1,454           779         2,575          (370)         4,933
                                                           --------------- -------------  ------------- ------------- --------------
            Net cash used by operating activities of
              continuing operations                         $   (39,099)       (4,706)       (6,436)     (117,191)      (105,358)
                                                           --------------- -------------  ------------- ------------- --------------
                                                                                                                       (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

------------------------------------------------------------------------------

                                                              Fiscal year       Three months ended          Fiscal years ended
                                                                 ended             December 31,                December 31,
                                                             September 30,  ---------------------------  --------------------------
                                                                 1996          1995           1996          1997          1998
                                                            --------------- ------------   ------------  ------------  ------------
                                                                             (unaudited)
                                                                                        (in thousands)
Cash flows from investing activities:
  Decrease (increase) in notes receivable from affiliate
    and others                                                $        4      (1,263)            133         (9,552)       (4,880)
  Advances to affiliates                                            (109)        (15)              -              -             -
  Investment in and advances to joint venture                     (4,308)          -               -              -             -
  Payments for business acquisitions, net of cash acquired        (8,441)          -               -        (45,861)      (67,841)
  Acquisition of property, equipment and other assets           (121,905)    (26,798)        (50,818)      (268,796)     (367,519)
  Payments for construction of corporate headquarters             (1,501)          -          (7,945)       (29,432)       (4,944)
  Proceeds from disposition of property, equipment and
    other assets                                                  21,593      21,146           2,057         15,125           386
  Proceeds from sale of subsidiary, net of selling costs
    and cash included in sale                                          -           -               -              -         6,874
  Proceeds from sale of corporate headquarters, net of
    selling and other costs                                            -           -               -              -        30,283
  (Purchase) sale of short-term investments available for
    sale                                                          (6,832)     (4,979)        (25,769)       (65,580)       60,281
  (Increase) decrease in restricted cash                         (13,333)    (13,333)              -        (25,416)        7,737
  Purchase of minority interest in subsidiaries                        -           -               -              -        (9,459)
                                                            --------------- ------------   ------------  ------------  ------------
    Net cash used by investing activities of continuing
      operations                                                (134,832)    (25,242)        (82,342)      (429,512)     (349,082)
                                                            --------------- ------------   ------------  ------------  ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock:
    Sale by subsidiary                                                 -           -               -              -         3,385
    Business combination                                               -           -               -         15,960             -
    Exercise of options and warrants                               1,894         101           2,084          4,116        19,283
    Employee stock purchase plan                                       -           -               -          1,319         2,250
  Proceeds from issuance of redeemable preferred
    securities of subsidiaries, net of issuance costs            144,000           -               -        223,628             -
  Payments of preferred dividends                                      -           -               -         (1,240)       (8,927)
  Redemption of preferred shares                                  (5,570)     (5,570)              -              -             -
  Repurchase of redeemable preferred stock of subsidiary
    and payment of accrued dividend                              (32,629)          -               -              -             -
  Repurchase of redeemable warrants                               (2,671)          -               -              -             -
  Proceeds from issuance of short-term debt                       17,500      17,500               -              -             -
  Principal payments on short-term debt                          (21,192)     (3,692)              -              -             -
  Proceeds from issuance of long-term debt                       300,034           -               -         99,908       550,574
  Deferred long-term debt issuance costs                         (11,915)          -               -         (3,554)      (17,591)
  Principal payments on capital lease obligations                (16,720)     (2,991)         (3,691)       (30,403)      (11,195)
  Principal payments on long-term debt                           (16,920)    (13,761)           (279)        (1,598)       (6,864)
                                                            --------------- ------------   ------------  ------------  ------------
    Net cash provided (used) by financing activities of
      continuing operations                                      355,811      (8,413)         (1,886)       308,136       530,915
                                                            --------------- ------------   ------------  ------------  ------------
    Net (decrease) increase in cash and cash equivalents
      of  continuing operations                                  181,880     (38,361)        (90,664)      (238,567)       76,475
    Net cash (used) provided by discontinued operations             (728)       (359)           (602)        (2,154)       15,787
Cash and cash equivalents, beginning of period                   269,404     269,404         450,556        359,290       118,569
                                                            --------------- ------------   ------------  ------------  ------------
Cash and cash equivalents, end of period                    $    450,556     230,684         359,290        118,569       210,831
                                                            =============== ============   ============  ============  ============
                                                                                                                        (Continued)

ICG COMMUNICATIONS, INC.
ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

------------------------------------------------------------------------------


                                                          Fiscal year            Three months ended        Fiscal years ended
                                                             ended                  December 31,                 December 31,
                                                          September 30,     --------------------------  --------------------------
                                                              1996              1995           1996          1997           1998
                                                        -----------------   ------------  ------------  ------------   -----------
                                                                               (unaudited)
                                                                                     (in thousands)
Supplemental disclosure of cash flows information
  of continuing operations:
    Cash paid for interest                               $     14,774            2,684           39         5,714         7,411
                                                         =================   ============  ============  ============   ==========
    Cash paid for income taxes                           $          -                -            -             -            90
                                                         =================   ============  ============  ============   ==========

Supplemental schedule of non-cash investing and
  financing activities of continuing operations:
    Common stock issued in connection with business
      combinations, repayment of debt or conversion of
      liabilities to equity                              $     77,772                -          350             -        15,532
                                                         =================   ============  ============  ============   ==========
    Assets acquired under capital leases                 $     55,030               84       19,479             -         1,427
                                                         =================   ============  ============  ============   ==========

          See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1997 and 1998
--------------------------------------------------------------------==--------

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

     On  January  21,  1998,   ICG  completed  a  merger  with  NETCOM   On-Line
     Communication Services, Inc. ("NETCOM"). At the effective time of the merger, each outstanding share of NETCOM common stock, $.01 par value, was automatically converted into shares of ICG common stock, $.01 par value ("ICG Common Stock"), at an exchange ratio of 0.8628 shares of ICG Common Stock per NETCOM common share. The Company issued approximately 10.2 million shares of ICG Common Stock in connection with the merger, valued at approximately $284.9 million on the date of the merger. The business combination was accounted for as a pooling of interests. Effective November 3, 1998, the Company's board of directors adopted a formal plan to dispose of the operations of NETCOM (see note 3) and, accordingly, the Company's consolidated financial statements reflect the operations and net assets of NETCOM as discontinued for all periods presented. The Company completed the sales of the operations of NETCOM on February 17 and March 16, 1999. In conjunction with the sales, the legal name of the NETCOM subsidiary was changed to ICG PST, Inc. ("PST").

     On January 23, 1998, ICG formed ICG Services, Inc., a Delaware corporation and wholly owned subsidiary of ICG ("ICG Services"). ICG Services is the parent company of PST (formerly NETCOM) and ICG Equipment, Inc., a Colorado corporation formed on January 23, 1998 to purchase or lease telecommunications equipment, software, network capacity and related services, and in turn, lease such assets to Holdings' subsidiaries. ICG and its subsidiaries, including ICG Services and its subsidiaries, are collectively referred to as the "Company."

     Pursuant to a Plan of Arrangement (the "Arrangement"), which was approved by Holdings-Canada shareholders on July 30, 1996, and by the Ontario Court of Justice on August 2, 1996, each shareholder of Holdings-Canada exchanged their common shares on a one-for-one basis for either (i) shares of ICG Common Stock, or (ii) Class A common shares of Holdings-Canada (the "Class A Shares"), which were exchangeable,

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

(1)  Organization and Nature of Business (continued)

     prior to January 1, 1999, at any time on a one-for-one basis into shares of ICG Common Stock. On August 2, 1996, 28,795,132, or approximately 98%, of the total issued and outstanding common shares of Holdings-Canada were exchanged for an equal number of shares of Common Stock of ICG. In accordance with generally accepted accounting principles, the Arrangement was accounted for in a manner similar to a pooling of interests since ICG and Holdings-Canada had common shareholders, and the number of shares outstanding and the weighted average number of shares outstanding reflected the equivalent shares outstanding for the combined companies. On November 25, 1998, the shareholders of Holdings-Canada approved the Plan of Reorganization (the "Reorganization") among ICG, Holdings-Canada, ICG Canadian Acquisition, Inc., a newly formed Delaware corporation and wholly owned subsidiary of ICG ("ICG Acquisition"), and ICG Holdings (Canada) Co., a newly formed Nova Scotia unlimited liability company and wholly owned subsidiary of ICG Acquisition. Pursuant to the Reorganization, on December 1, 1998, ICG Acquisition acquired 100% of the issued and outstanding Class A Shares of Holdings-Canada, including those Holdings-Canada common shares owned by ICG, in exchange solely for voting common stock of ICG Acquisition which was contributed to ICG Acquisition as part of the Reorganization. On January 1, 1999, Holdings-Canada merged with and into ICG Holdings (Canada) Co. The merger and Reorganization was accounted for in a manner similar to a pooling of interests since the transactions involved entities under common control.

     The Company's principal business activity is telecommunications services, including Telecom Services, Network Services and Satellite Services. Telecom Services consists primarily of the Company's competitive local exchange carrier operations which provide services to business end users,
     Internet service providers ("ISPs") and long distance carriers and resellers. Network Services supplies information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end users, including Fortune 1000 firms and other large businesses and telecommunications companies. Satellite Services consists of satellite voice, data and video services provided to major cruise ship lines, the U.S. Navy, the offshore oil and gas industry and integrated communications providers.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-------------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          The accompanying consolidated financial statements give retroactive effect to the merger of ICG and NETCOM on January 21, 1998, which was accounted for as a pooling of interests, and include the accounts of NETCOM and its subsidiaries as of the end of and for the periods presented. Effective November 3, 1998, the Company's board of directors adopted a formal plan to dispose of the operations of NETCOM (see note 3) and, accordingly, the accompanying consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. Financial information prior to the completion of the Arrangement on August 2, 1996 represents the combined financial position and results of operations of NETCOM as well as
          Holdings-Canada and Holdings, which are considered to be predecessor entities to ICG.

          All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Fiscal Year Ends of ICG and NETCOM

          The Company changed its fiscal year end to December 31 from September 30, effective January 1, 1997. References to fiscal 1996, 1997 and 1998 relate to the years ended September 30, 1996 and December 31, 1997 and 1998, respectively.

          Unaudited consolidated statements of operations and cash flows for the three months ended December 31, 1995 have been included in the
          accompanying   consolidated   financial   statements  for  comparative
          purposes.

          Prior to the merger, NETCOM's consolidated financial statements were prepared using a year end of December 31. Accordingly, the consolidated statements of operations for fiscal 1996 reflect the combination of NETCOM's results of operations for the year ended December 31, 1996 with ICG's results of operations for the year ended September 30, 1996. Consequently, NETCOM's results of operations for the three months ended December 31, 1996 have been combined with ICG's results of operations for the same period in the accompanying consolidated statement of operations, although they have been presented as discontinued (see note 3). The

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

          net loss of NETCOM for the three months ended December 31, 1996 has been eliminated in the consolidated statement of stockholders' equity (deficit).

     (c)  Cash Equivalents and Short-term Investments Available for Sale

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale and generally have maturities of one year or less. The Company's short-term investment objectives are safety, liquidity and yield, in that order. The Company carries all cash equivalents at cost, which approximates fair value. Short-term investments available for sale are carried at amortized cost, which approximates fair market value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity (deficit). Realized gains and losses and declines in value judged to be other than temporary are included in the statement of operations.

     (d)  Inventory

          Inventory, consisting of satellite systems equipment and equipment to be utilized in the installation of communications systems, services and networks for customers, is recorded at the lower of cost or market, using the first-in, first-out method of accounting for cost.

     (e)  Investments

          Investments representing an interest of 20% or more, but less than 50% are accounted for using the equity method of accounting, under which the Company's share of earnings or losses are reflected in operations and dividends are credited against the investment when received. Losses recognized in excess of the Company's investment due to additional investment or financing requirements, or guarantees, are recorded as a liability in the consolidated financial statements. Investments of less than a 20% equity interest are accounted for using the cost method, unless the Company exercises significant influence and/or control over the operations of the

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

          investee company, in which case the equity method is used. As of December 31, 1998, the Company held no equity interests in investee companies of 50% or less.

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

          Estimated useful lives of major categories of property and equipment are as follows:

          Furniture, fixtures and office equipment     3 to 7 years
          Machinery and equipment                      3 to 8 years
          Fiber optic equipment                        8 years
          Switch equipment                             10 years
          Fiber optic network                          20 years
          Buildings and improvements                   31.5 years

     (g)  Capitalized Labor Costs

          Also included in property and equipment are capitalized labor and other costs associated with network development, service installation and internal-use software development.

          The Company capitalizes costs of direct labor and other employee benefits associated with the development, installation and expansion of the Company's networks. Depreciation begins in the period the network is substantially complete and available for use and is recorded on a straight-line basis over the estimated useful life of the equipment or network, ranging from 8 to 20 years.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

          The Company capitalizes costs of direct labor and other employee benefits associated with installing and provisioning local access lines for new customers and providing new services to existing customers, since these costs are directly associated with multi-period, contractual, revenue-producing activities. Direct labor costs are capitalized only when directly related to the provisioning of customer services with multi-period contracts. Capitalization begins upon the acceptance of the customer order and continues until the installation is complete and the service is operational. Capitalized service installation costs are depreciated on a straight-line basis over 2 years, the average customer contract term.

          The Company capitalizes costs of direct labor and other employee benefits associated with the development of internal-use computer software in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal-use software costs are depreciated over the estimated useful life of the software, typically 2 to 5 years, beginning in the period when the software is substantially complete and ready for use.

     (h)  Other Assets

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

     (i)  Foreign Currency Translation Adjustments

          The functional currency for all foreign operations of NETCOM, which were sold subsequent to December 31, 1998, is the local currency. As such, all assets and liabilities denominated in foreign currencies are translated at the exchange rate on

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

          the balance sheet date. Revenue and costs and expenses are translated at weighted average rates of exchange prevailing during the period. Translation adjustments are included in other comprehensive income
          (loss), which is a separate component of stockholders' equity (deficit). Gains and losses resulting from foreign currency transactions are included in discontinued operations and are not significant for the periods presented.

     (j)  Use of Estimates

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

     (k)  Revenue Recognition

          The Company recognizes Telecom Services and Satellite Services revenue as services are provided and charges direct selling expenses to operations as incurred. Revenue from Network Services contracts for the design and installation of communications systems and networks, which are generally short-term in duration, is recognized using the percentage of completion method of accounting. Maintenance revenue is recognized as services are provided. Uncollectible trade receivables are accounted for using the allowance method.

          Revenue which has been earned under the percentage of completion method, but has not been billed to the customer, is included in revenue earned, but unbilled in the consolidated financial statements. Deferred revenue includes monthly advance billings to customers for certain services provided by the Company's Telecom Services and Satellite Services, as well as Network Services revenue which has been billed to the customer in compliance with contract terms, but not yet earned under the percentage of completion method.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

          NETCOM recognizes revenue and operating costs on the same basis as Telecom Services and Satellite Services, although such amounts are included in loss from discontinued operations for all periods presented.

          Prior to January 1, 1996, the Company recognized Telecom Services revenue in an amount equal to the non-cancelable portion of the contract, which is a minimum of one year on a three-year or longer contract, at the inception of the contract and upon activation of service to the customer to the extent of direct installation and selling expenses incurred in obtaining customers during the period in which such revenue was recognized. Revenue recognized in excess of normal monthly billings during the year was limited to an amount which did not exceed such installation and selling expense. The remaining revenue from the contract was recognized ratably over the remaining non-cancelable portion of the contract. The Company believes the new method is preferable because it provides a better matching of revenue and related operating expenses and is more consistent with accounting practices within the telecommunications industry. As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting as if such change had been adopted as of October 1, 1995, and has included in the results of operations for fiscal 1996 a charge of approximately $3.5 million relating to the cumulative effect of this change in accounting. Other than the cumulative effect of adopting this new method of accounting, the effect of this change in accounting for the periods presented was not significant.

     (l)  Income Taxes

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

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

     (m)  Net Loss Per Share

          Net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding. Weighted average number of shares outstanding for the three months ended December 31, 1995 represents outstanding Holdings-Canada common shares and ICG Common Stock resulting from the exchange of NETCOM common shares. Weighted average number of shares outstanding for fiscal 1996, the three months ended December 31, 1996, and fiscal 1997 and 1998 represents Holdings-Canada common shares outstanding for the period from October 1, 1995 through August 2, 1996, and combined ICG Common Stock and Holdings-Canada Class A common shares outstanding for the periods presented subsequent to August 5, 1996.

          Net  loss  per  share  is  determined  in  accordance  with  Financial
          Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS 128"), which revises the calculation and presentation provisions of Accounting Principles Board Opinion No. 15 and related interpretations. Under SFAS 128, basic loss per share is computed on the basis of weighted average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation of weighted average common shares outstanding. Potential common stock instruments, which include options, warrants and convertible subordinated notes and preferred securities, are not included in the net loss per share calculation as their effect is anti-dilutive.

     (n)  Stock-Based Compensation

          The Company accounts for its stock-based employee and non-employee director compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations ("APB 25"). The Company has provided pro forma disclosures of net loss and net loss per share as if the fair value based method of accounting for these plans, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), had been applied. Pro forma disclosures include the effects of employee and non-employee director stock options granted during fiscal 1996, the three months ended December 31, 1996, and fiscal 1997 and 1998.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

     (o)  Impairment of Long-Lived Assets

          The Company provides for the impairment of long-lived assets, including goodwill, pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the estimated fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows.

     (p)  Reclassifications

          Certain prior period amounts have been reclassified to conform with the current period's presentation.

(3)  Discontinued Operations

     Loss from discontinued operations consists of the following:

                                                                      Three months ended            Fiscal years ended
                                            Fiscal year ended            December 31,                   December 31,
                                              September 30,     -------------------------------  ----------------------------
                                                  1996               1995            1996           1997           1998
                                           -------------------  ---------------  --------------  ------------  --------------
                                                                 (unaudited)
                                                                            (in thousands)

          Zycom (a)                        $         205                 (70)           (484)       (6,391)        (4,848)
          NETCOM (b)                             (44,265)             (5,446)        (11,490)      (33,092)       (61,090)
                                           -------------------  ----------------  -------------  ------------  --------------
            Loss from discontinued
              operations                   $     (44,060)             (5,516)        (11,974)      (39,483)       (65,938)
                                           ===================  ================  =============  ============  ==============

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(3)  Discontinued Operations (continued)

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

          The call traffic assigned to ICN represents approximately 86% of Zycom's revenue for the year ended December 31, 1997. The loss of this significant portion of Zycom's business, despite management's best efforts to secure other sources of revenue, raised substantial doubt as to Zycom's ability to operate in a manner which would benefit Zycom's or the Company's shareholders. Accordingly, on August 25, 1998, Zycom's board of directors approved a plan to wind down and ultimately discontinue Zycom's operations. On October 22, 1998, Zycom completed the transfer of all customer traffic to other providers and Zycom anticipates that the disposition of its remaining assets and the discharge of its remaining liabilities will be completed in 1999.

          The Company's consolidated financial statements reflect the operations of Zycom as discontinued for all periods presented. Zycom incurred net losses from operations of approximately $1.2 million for the period from August 25, 1998 to December 31, 1998. Included in net current assets (liabilities) and net non-current assets of discontinued operations in the Company's consolidated balance sheets are the following accounts of Zycom:

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(3)  Discontinued Operations (continued)

                                                                  December 31,
                                                   -------------------------------------------
                                                          1997                   1998
                                                   -------------------    --------------------
                                                                 (in thousands)

     Cash and cash equivalents                     $           265                     47
     Receivables                                             1,879                     90
     Prepaid expenses and deposits                              48                     11
     Accounts payable and accrued liabilities               (2,559)                (1,092)
                                                   -------------------    --------------------

         Net current liabilities of Zycom          $          (367)                  (944)
                                                   ===================    ====================

     Property and equipment, net                   $         1,050                    220
     Other assets, net                                       1,890                      -
                                                   -------------------    --------------------

         Net non-current assets of Zycom           $         2,940                    220
                                                  ===================    ====================

          On January 4, 1999, the Company completed the sale of the remainder of Zycom's operating assets to an unrelated third party for total proceeds of $0.2 million. As Zycom's assets were recorded at estimated fair market value at December 31, 1998, no gain or loss was recorded on the sale.

     (b)  NETCOM

          Effective November 3, 1998, the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM and, accordingly, the Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. Since the Company expects to record a gain on the disposition of NETCOM, the Company has deferred the net operating losses of NETCOM from November 3, 1998 through December 31, 1998, to be recognized as a component of the gain on the disposition. Included in net current assets (liabilities) and net non-current assets of discontinued operations in the Company's consolidated balance sheets are the following accounts of NETCOM:

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(3)  Discontinued Operations (continued)

                                                                               December 31,
                                                                -------------------------------------------
                                                                       1997                   1998
                                                                -------------------    --------------------
                                                                              (in thousands)

     Cash and cash equivalents                                  $        63,368                      -
     Receivables                                                          2,397                  3,936
     Inventory                                                              341                    423
     Prepaid expenses and deposits                                        3,554                  2,436
     Deferred losses of NETCOM                                                -                 10,847
     Accounts payable and accrued liabilities                           (28,471)               (37,009)
     Current portion of capital lease obligations                        (2,491)                (2,961)
                                                                -------------------    --------------------

         Net current assets (liabilities) of NETCOM             $        38,698                (22,328)
                                                                ===================    ====================

     Property and equipment, net                                $        72,945                 50,394
     Other assets, net                                                    4,242                  5,703
     Capital lease obligations, less current portion                     (3,550)                (2,074)
                                                                -------------------    --------------------

         Net non-current assets of NETCOM                       $        73,637                 54,023
                                                                ===================    ====================

          On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an Internet service provider ("ISP") located in Atlanta, Georgia ("MindSpring"). Total proceeds from the sale were $245.0 million, consisting of $215.0 million in cash and 376,116 shares of unregistered common stock of MindSpring, valued at approximately $79.76 per share at the time of the transaction. Assets and liabilities sold to MindSpring include those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. On March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations for total proceeds of approximately $41.1 million. MetroNET Communications Corp. ("MetroNET"), a Canadian entity, and Providence Equity Partners ("Providence"), located in Providence, Rhode Island, together purchased the 80% interest in NETCOM Canada Inc. owned by NETCOM for approximately $28.9 million in cash. Additionally, Providence purchased all of the capital stock of NETCOM Internet Access Services Limited, NETCOM's operations in the United Kingdom, for approximately $12.2 million in cash. The Company expects to record a combined gain on the NETCOM

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(3)  Discontinued Operations (continued)

          transactions of approximately $200 million, net of income taxes of approximately $6.5 million, during the three months ended March 31, 1999. Since the operations sold were acquired by the Company in a transaction accounted for as a pooling of interests, the gain on the NETCOM transactions will be classified in the Company's consolidated statement of operations as an extraordinary item.

          In conjunction with the sale to MindSpring, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company for a minimum of $27.0 million, although subject to increase dependent upon network usage. MindSpring will utilize the capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. In addition, the Company will receive for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM. The Company intends to utilize the retained network operating assets to provide similar wholesale capacity and other enhanced network services to MindSpring and other ISPs and telecommunications providers, beginning in 1999.

(4)  Purchase Acquisitions and Investments

     The acquisitions described below have been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition. Revenue, net loss and net loss per share on a pro forma basis, assuming the acquisitions were completed at the beginning of the periods presented, are not significantly different from the Company's historical results for the periods presented herein.

     (a)  Fiscal 1998

          On July 27, 1998, the Company acquired DataChoice Network Services, L.L.C. ("DataChoice") for total consideration of $5.9 million, consisting of 145,997 shares of ICG Common Stock and approximately $1.1 million in cash. The excess of the purchase price over the fair value of the net identifiable assets acquired of $5.7 million has been recorded as goodwill and is being amortized on a straight-line basis

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(4)  Purchase Acquisitions and Investments (continued)

          over five years. DataChoice, a Colorado limited liability company, provides point-to-point data transmission resale services through its long-term agreements with multiple regional carriers and nationwide providers.

          The Company completed a series of transactions on July 30, 1998 to acquire NikoNET, Inc., CompuFAX Acquisition Corp. and Enhanced Messaging Services, Inc. (collectively, "NikoNET"). The Company paid approximately $13.8 million in cash, which included dividends payable by NikoNET to its former owners and amounts to satisfy NikoNET's former line of credit, assumed approximately $0.7 million in liabilities and issued 356,318 shares of ICG Common Stock with a fair market value of approximately $10.7 million on the date of the acquisition, for all the capital stock of NikoNET. The excess of the purchase price over the fair value of the net identifiable assets acquired of $22.6 million has been recorded as goodwill and is being amortized on a straight-line basis over five years. Located in Atlanta, Georgia, NikoNET provides broadcast facsimile services and enhanced messaging services to financial institutions, corporate investor and public relations departments and other customers. The Company believes the acquisition of NikoNET enables the Company to offer expanded services to its Telecom Services customers.

          On August 27, 1998, the Company purchased, for $9.0 million in cash, the remaining 20% equity interest in ICG Ohio LINX, Inc. ("ICG Ohio LINX") which it did not already own. ICG Ohio LINX is a facilities-based competitive local exchange carrier which operates a fiber optic telecommunications network in Cleveland and Dayton, Ohio. The Company's additional investment in ICG Ohio LINX, including incremental costs of obtaining that investment of $0.1 million, is included in goodwill in the accompanying consolidated balance sheet at December 31, 1998.

          In January 1997, the Company announced a strategic alliance with Central and South West Corporation ("CSW") formed for the purpose of developing and marketing telecommunications services in certain cities in Texas. Based in Austin, Texas, the venture entity was a limited partnership named CSW/ICG ChoiceCom, L.P ("ChoiceCom"). On December 31, 1998, the Company purchased 100% of the partnership interests in ChoiceCom from CSW for approximately $55.7 million in cash and the assumption of certain liabilities of approximately $7.3 million. In

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(4)  Purchase Acquisitions and Investments (continued)

          addition, the Company converted approximately $31.6 million of receivables from prior advances made to ChoiceCom by the Company to its investment in ChoiceCom. The excess of the purchase price over the fair value of the net identifiable assets acquired of $28.9 million has been recorded as goodwill and is being amortized on a straight-line basis over 10 years. The acquired company currently provides local exchange and long distance services in Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas.

     (b)  Fiscal 1997

          On October 17, 1997, the Company purchased approximately 91% of the outstanding capital stock of Communications Buying Group, Inc. ("CBG"), an Ohio based local exchange and Centrex reseller. The Company paid total consideration of approximately $46.5 million, plus the assumption of certain liabilities. Separately, on October 17, 1997, the Company sold 687,221 shares of ICG Common Stock for approximately $16.0 million to certain shareholders of CBG. On March 24, 1998, the Company purchased the remaining approximate 9% interest in CBG for approximately $2.9 million in cash. The excess of the purchase price over the fair value of the net identifiable assets acquired in the combined transactions of $48.9 million has been recorded as goodwill and is being amortized on a straight-line basis over six years.

     (c)  Fiscal 1996

          In January 1996, the Company purchased the remaining 49% minority interest of Fiber Optic Technologies, Inc. ("FOTI"), making FOTI a wholly owned subsidiary. Consideration for the purchase was approximately $2.0 million in cash and 66,236 common shares of Holdings-Canada valued at approximately $0.8 million, for total consideration of approximately $2.8 million. The Company's Network Services are provided by FOTI.

          In February 1996, the Company entered into an agreement with Linkatel California, L.P. ("Linkatel") and its other partners, Linkatel Communications, Inc. and The Copley Press, Inc., under which the Company acquired a 60% interest in Linkatel for an aggregate purchase price of $10.0 million in cash and became the general partner

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(4)  Purchase Acquisitions and Investments (continued)

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

(5)  Dispositions

     (a)  Fiscal 1998

          On July 17, 1998, the Company entered into separate definitive agreements to sell the capital stock of MCN and Nova-Net
          Communications, Inc. ("Nova-Net"), two wholly owned subsidiaries within the Company's Satellite Services operations. The sale of MCN was completed on August 12, 1998 and, accordingly, the Company's consolidated financial statements include the results of operations of MCN through that date. The Company recorded a gain on the sale of MCN of approximately $0.9 million during fiscal 1998. The sale of Nova-Net was completed on November 18, 1998 and, accordingly, the Company's consolidated financial statements include the results of operations of Nova-Net through that date. The Company recorded a loss on the sale of Nova-Net of approximately $0.2 million during the three months

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(5)  Dispositions (continued)

          ended December 31, 1998. The combined revenue, net loss or net loss per share of MCN and Nova-Net do not represent a significant portion of the Company's historical consolidated revenue, net loss or net loss per share.

     (b)  Fiscal 1996

          In October 1996, the Company sold its interest in its Phoenix network joint venture to its venture partner, GST Telecommunications, Inc. The Company received approximately $2.1 million in cash, representing $1.3 million of consideration for its 50% interest and $0.8 million for equipment and amounts advanced to the joint venture. In addition, the Company received equipment with a net book value of $2.4 million and assumed liabilities of $0.3 million. A gain on sale of the joint venture of approximately $0.8 million was recorded in the consolidated financial statements during the three months ended December 31, 1996.

          In December 1995, the Company received approximately $21.1 million as partial payment for the sale of four of its teleports and certain related assets, and entered into a management agreement with the purchaser whereby the purchaser assumed control of the teleport operations. Upon approval of the transaction by the Federal Communications Commission ("FCC"), the Company completed the sale in March 1996 and received an additional $0.4 million due to certain closing adjustments, for total proceeds of $21.5 million. The Company recognized a loss of approximately $1.1 million on the sale. Revenue associated with these operations was approximately $2.5 million for fiscal 1996. The Company has reported results of operations from these assets through December 31, 1995.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(6)  Short-term Investments Available for Sale

     Short-term investments available for sale are comprised of the following:

                                                    December 31,
                                       -------------------------------------
                                             1997                1998
                                       -----------------    ----------------
                                                   (in thousands)

          Certificates of deposit      $           -              31,000
          Commercial paper                     4,000              16,000
          U.S. Treasury securities           108,281               5,000
                                       =================    ================
                                       $     112,281              52,000
                                       =================    ================

     At December 31, 1997 and 1998, the estimated fair value of the Company's certificates of deposit, commercial paper and U.S. Treasury securities approximated cost. All certificates of deposit, commercial paper and U.S. Treasury securities mature within one year.

(7)  Property and Equipment

     Property and equipment, including assets held under capital leases, is comprised of the following:

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(7)  Property and Equipment (continued)

                                                   December 31,
                                    -----------------------------------------
                                          1997                   1998
                                    ------------------     ------------------
                                                  (in thousands)

      Land                          $           709                  709
      Buildings and improvements              2,238                2,296
      Furniture, fixtures and
        office equipment                     42,295              123,108
      Internal-use software costs             3,681               13,655
      Machinery and equipment                12,600               20,998
      Fiber optic equipment                 181,000              259,015
      Satellite equipment                    29,760               32,418
      Switch equipment                       85,546              156,313
      Fiber optic network                   179,705              225,453
      Site improvements                      13,898               20,029
      Service installation costs                  -               20,679
      Construction in progress              185,992              237,394
                                    ------------------     ------------------
                                            737,424            1,112,067
      Less accumulated depreciation        (105,970)            (177,933)
                                    ==================     ==================
                                       $    631,454              934,134
                                    ==================     ==================

     Property and equipment includes approximately $237.4 million of equipment which has not been placed in service at December 31, 1998, and accordingly, is not being depreciated. The majority of this amount is related to uninstalled transport and switch equipment and new network construction.

     For fiscal 1996, the three months ended December 31, 1996, fiscal 1997 and 1998, the Company capitalized interest costs on assets under construction of $4.9 million, $2.0 million, $3.2 million and $10.4 million, respectively. Such costs are included in property and equipment as incurred. The Company recognized interest expense of $85.7 million, $24.5 million, $117.5 million and $170.1 million for fiscal 1996, the three months ended December 31, 1996, fiscal 1997 and 1998, repectively.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(7)  Property and Equipment (continued)

     Also included in property and equipment at December 31, 1997 and 1998 are unamortized costs associated with the development of internal-use computer software of $2.3 million and $11.5 million, respectively. The Company capitalized $0.7 million, $0.1 million, $2.4 million and $10.0 million of such costs during fiscal 1996, the three months ended December 31, 1996, fiscal 1997 and 1998, respectively.

     Certain of the assets described above have been pledged as security for long-term debt and are held under capital leases at December 31, 1998. The following is a summary of property and equipment held under capital leases:

                                                     December 31,
                                        ---------------------------------------
                                              1997                 1998
                                        -----------------    ------------------
                                                    (in thousands)

     Machinery and equipment              $      3,926              7,072
     Fiber optic equipment                       6,314                798
     Switch equipment                           21,380             12,957
     Fiber optic network                        58,806             77,523
     Construction in progress                   17,895                  -
                                        -----------------    ------------------
                                               108,321             98,350
     Less accumulated depreciation              (8,409)            (7,875)
                                        =================    ==================
                                        $       99,912             90,475
                                        =================    ==================

     Amortization of capital leases is included in depreciation and amortization in the Company's consolidated statements of operations for all periods presented.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(8)  Other Assets

     Other assets are comprised of the following:

                                                     December 31,
                                      ----------------------------------------
                                            1997                    1998
                                      -----------------     ------------------
                                                  (in thousands)

     Deposits                         $         2,429             17,035
     Pace customer base                         2,805              2,805
     Collocation costs                          2,998              5,472
     Non-compete agreements                     1,386              1,050
     Right of entry costs                       1,984              2,684
     Other                                        588              2,486
                                      -----------------     ------------------
                                               12,190             31,532
     Less accumulated amortization             (3,124)            (6,343)
                                      =================     ==================
                                      $        9,066              25,189
                                      =================     ==================

(9)  Capital Lease Obligations

     The Company has payment obligations under various capital lease agreements for equipment. Required payments due each year on or before December 31 under the Company's capital lease obligations are as follows (in thousands):

     1999                                                  $       14,406
     2000                                                          15,000
     2001                                                          17,098
     2002                                                          11,085
     2003                                                          11,008
     Thereafter                                                    82,607
                                                         ---------------------
        Total minimum lease payments                              151,204
        Less amounts representing interest                        (82,759)
                                                         ---------------------
        Present value of net minimum lease payments                68,445
        Less current portion                                       (5,086)
                                                         =====================
                                                           $       63,359
                                                         =====================

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(10) Long-term Debt

     Long-term debt is summarized as follows:

                                                                                                 December 31,
                                                                                      -----------------------------------
                                                                                            1997               1998
                                                                                      ----------------   ----------------
                                                                                                (in thousands)

      9 7/8% Senior discount notes of ICG Services, net of discount (a)               $           -            266,918
      10% Senior discount notes of ICG Services, net of discount (b)                              -            327,699
      11 5/8% Senior discount notes of Holdings, net of discount (c)                        109,436            122,528
      12 1/2% Senior discount notes of Holdings, net of discount (d)                        367,494            414,864
      13 1/2% Senior discount notes of Holdings, net of discount (e)                        407,409            465,886
      Note payable with interest at the 90-day commercial paper rate plus 4
        3/4%, paid in full on August 19, 1998                                                 4,932                  -
      Note payable with interest at 11%, paid in full on June 12, 1998                        1,860                  -
      Mortgage payable with interest at 8 1/2%, due monthly through 2009,
        secured by building                                                                   1,131              1,084
      Other                                                                                      90                 65
                                                                                      ----------------   ----------------
                                                                                            892,352          1,599,044
      Less current portion                                                                   (1,784)               (46)
                                                                                      ----------------   ----------------
                                                                                         $  890,568          1,598,998
                                                                                      ================   ================

     (a)  9 7/8% Notes

          On April 27, 1998, ICG Services completed a private placement of 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") for gross proceeds of approximately $250.0 million. Net proceeds from the offering, after underwriting and other offering costs of approximately $7.9 million, were approximately $242.1 million.

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

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(10) Long-term Debt (continued)

          The 9 7/8% Notes were originally recorded at approximately $250.0 million. The discount on the 9 7/8% Notes is being accreted through May 1, 2003, the date on which the 9 7/8% Notes may first be redeemed. The accretion of the discount and the amortization of the debt issuance costs are included in interest expense in the accompanying consolidated statements of operations.

     (b)  10% Notes

          On February 12, 1998, ICG Services completed a private placement of 10% Senior Discount Notes due 2008 (the "10% Notes") for gross proceeds of approximately $300.6 million. Net proceeds from the offering, after underwriting and other offering costs of approximately $9.7 million, were approximately $290.9 million.

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

          The 10% Notes were originally recorded at approximately $300.6 million. The discount on the 10% Notes is being accreted through
          February 15, 2003, the date on which the 10% Notes may first be redeemed. The accretion of the discount and the amortization of the debt issuance costs are included in interest expense in the accompanying consolidated statements of operations.

     (c)  11 5/8% Notes

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

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(10) Long-term Debt (continued)

          The 11 5/8% Notes are unsecured senior obligations of Holdings (guaranteed by ICG) that mature on March 15, 2007, at a maturity value of $176.0 million. Interest will accrue at 11 5/8% per annum, beginning March 15, 2002, and is payable each March 15 and September 15, commencing September 15, 2002. The indenture for the 11 5/8% Notes contains certain covenants which provide for limitations on indebtedness, dividends, asset sales and certain other transactions and effectively prohibit the payment of cash dividends.

          The 11 5/8% Notes were originally recorded at approximately $99.9 million. The discount on the 11 5/8% Notes is being accreted through March 15, 2002, the date on which the 11 5/8% Notes may first be redeemed. The accretion of the discount and the amortization of the debt issuance costs are included in interest expense in the accompanying consolidated statements of operations.

     (d)  12 1/2% Notes

          On April 30, 1996, Holdings completed a private placement (the "1996 Private Offering") of 12 1/2% Senior Discount Notes due 2006 (the "12 1/2% Notes") and of 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2007 (the "14 1/4% Preferred Stock") for gross proceeds of $300.0 million and $150.0 million, respectively. Net proceeds from the 1996 Private Offering, after issuance costs of approximately $17.0 million, were approximately $433.0 million.

          The 12 1/2% Notes are unsecured senior obligations of Holdings (guaranteed by ICG and Holdings-Canada) that mature on May 1, 2006, with a maturity value of $550.3 million. Interest will accrue at 12 1/2% per annum, beginning May 1, 2001, and is payable each May 1 and November 1, commencing November 1, 2001. The indenture for the 12 1/2% Notes contains certain covenants which provide for limitations on indebtedness, dividends, asset sales and certain other transactions and effectively prohibit the payment of cash dividends.

          The 12 1/2% Notes were originally recorded at approximately $300.0 million. The discount on the 12 1/2% Notes is being accreted through May 1, 2001, the date on which the 12 1/2% Notes may first be redeemed. The accretion of the discount and the amortization of the debt issuance costs are included in interest expense in the accompanying consolidated statements of operations.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(10) Long-term Debt (continued)

          Approximately $35.3 million of the proceeds from the 1996 Private Offering were used to redeem the 12% redeemable preferred stock of Holdings (the "Redeemable Preferred Stock") issued in August 1995 ($30.0 million), pay accrued preferred dividends ($2.6 million) and to repurchase 916,666 warrants of the Company ($2.7 million) issued in connection with the Redeemable Preferred Stock. The Company recognized a charge to accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses of approximately $12.3 million for the excess of the redemption price of the Redeemable Preferred Stock over the carrying amount at April 30, 1996, and recognized a charge to interest expense of approximately $11.5 million for the payments made to noteholders with respect to consents to amendments to the indenture governing the 13 1/2% Notes to permit the 1996 Private Offering.

     (e)  13 1/2% Notes

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

          The 13 1/2% Notes are unsecured senior obligations of Holdings (guaranteed by ICG and Holdings-Canada) that mature on September 15, 2005, with a maturity value of $584.3 million. Interest will accrue at the rate of 13 1/2% per annum, beginning September 15, 2000, and is payable in cash each March 15 and September 15, commencing March 15, 2001. The indenture for the 13 1/2% Notes contains certain covenants which provide for limitations on indebtedness, dividends, asset sales and certain other transactions and effectively prohibit the payment of cash dividends.

          The 13 1/2% Notes were originally recorded at approximately $294.0 million, which represents the $300.0 million in proceeds less the approximate $6.0 million value assigned to the Unit Warrants, which is included in additional paid-in capital. The discount on the 13 1/2% Notes is being accreted over five years until September 15, 2000, the date on which the 13 1/2% Notes may first be redeemed. The value

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(10) Long-term Debt (continued)

          assigned to the Unit Warrants, representing additional debt discount, is also being accreted over the five-year period. The accretion of the total discount and the amortization of the debt issuance costs are included in interest expense in the accompanying consolidated statements of operations. Holdings may redeem the 13 1/2% Notes on or after September 15, 2000, in whole or in part, at the redemption prices set forth in the agreement, plus unpaid interest, if any, at the date of redemption.

          The Unit Warrants entitled the holder to purchase one common share of Holdings-Canada, which was exchangeable into one share of ICG Common Stock, through August 8, 2005 at the exercise price of $12.51 per share. In connection with the Reorganization of Holdings-Canada, all Unit Warrants outstanding are exchangeable only for shares of ICG Common Stock on a one-for-one basis and are no longer exchangeable for shares of Holdings-Canada.

     (f)  Subsequent to December 31, 1998

          As  of  December  31,  1998,  the  Company's  corporate   headquarters
          building, land and improvements (collectively, the "Corporate Headquarters") were leased by the Company under an operating lease from an unrelated third party. Subsequent to December 31, 1998, the Company entered into a letter of intent to purchase the Corporate Headquarters for approximately $43.7 million, which amount represents historical cost and approximates fair value. The Company intends to finance the purchase through the conversion of a $10.0 million security deposit previously paid on the existing operating lease and through a mortgage on the Corporate Headquarters' assets. Payments on the mortgage will be due monthly through January 1, 2013, at an initial interest rate of approximately 14% per annum.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(10) Long-term Debt (continued)

     Scheduled principal maturities of long-term debt as of December 31, 1998 are as follows (in thousands):

     Fiscal year:
         1999                                  $              111
         2000                                                  50
         2001                                                  50
         2002                                                  50
         2003                                                  50
        Thereafter                                      2,206,688
                                               -----------------------
                                                        2,206,999
        Less unaccreted discount                         (607,955)
        Less current portion                                  (46)
                                               =======================
                                                  $     1,598,998
                                               =======================

(11) Redeemable Preferred Securities of Subsidiaries

     Redeemable preferred stock of subsidiary is summarized as follows:

                                                     December 31,
                                        ---------------------------------------
                                             1997                  1998
                                        ----------------     ------------------
                                                    (in thousands)
     14% Exchangeable preferred
       stock of Holdings, mandatorily
       redeemable in 2008 (a)           $      108,022              124,867
     14 1/4% Exchangeable preferred
       stock of Holdings, mandatorily
       redeemable in 2007 (b)                  184,420              213,443
                                        ================     ==================
                                        $      292,442              338,310
                                        ================     ==================

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

(11) Redeemable Preferred Securities of Subsidiaries (continued)

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

     (c)  6 3/4% Preferred Securities

          On September 24, 1997 and October 3, 1997, ICG Funding completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "6 3/4% Preferred Securities") for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs of approximately $4.7 million, were approximately $127.6 million. Restricted cash at December 31, 1998 of $16.9 million consists of the proceeds from the private placement which are designated for the payment of cash dividends on the 6 3/4% Preferred Securities through November 15, 2000.

          The 6 3/4% Preferred Securities consist of 2,645,000 exchangeable preferred securities of ICG Funding that bear a cumulative dividend at the rate of 6 3/4% per annum. The dividend is paid quarterly in arrears each February 15, May 15, August 15 and November 15, and commenced November 15, 1997. The dividend is payable in cash through November 15, 2000 and, thereafter, in cash or shares of ICG Common Stock, at the option of ICG Funding. The 6 3/4% Preferred Securities are exchangeable, at the option of the holder, at any time prior to November 15, 2009 into shares of ICG Common Stock at an exchange rate of

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(11) Redeemable Preferred Securities of Subsidiaries (continued)

          2.0812 shares of ICG Common Stock per preferred security, or $24.025 per share, subject to adjustment. ICG Funding may, at its option, redeem the 6 3/4% Preferred Securities at any time on or after November 18, 2000. Prior to that time, ICG Funding may redeem the 6 3/4% Preferred Securities if the current market value of ICG Common Stock equals or exceeds, for at least 20 days of any 30-day trading period, 160% of the exchange price prior to November 15, 1999, and 150% of the exchange price from November 16, 1999 through November 15, 2000. The 6 3/4% Preferred Securities are subject to mandatory redemption on November 15, 2009.

          On February 13, 1998, ICG made a capital contribution of 126,750 shares of ICG Common Stock to ICG Funding. Immediately thereafter, ICG Funding sold the contributed shares to unrelated third parties for proceeds of approximately $3.4 million. ICG Funding recorded the contribution of the ICG Common Stock as additional paid-in capital at the then fair market value and, consequently, no gain or loss was recorded by ICG Funding on the subsequent sale of those shares.

          Also, on February 13, 1998, ICG Funding used the remaining proceeds from the private placement of the 6 3/4% Preferred Securities, which were not restricted for the payment of cash dividends, along with the proceeds from the sale of the contributed ICG Common Stock to purchase approximately $112.4 million of ICG Communications, Inc. Preferred Stock ("ICG Preferred Stock") which pays dividends each February 15, May 15, August 15 and November 15 in additional shares of ICG Preferred Stock through November 15, 2000. Subsequent to November 15, 2000, dividends on the ICG Preferred Stock are payable in cash or shares of ICG Common Stock, at the option of ICG. The ICG Preferred Stock is exchangeable, at the option of ICG Funding, at any time prior to November 15, 2009 into shares of ICG Common Stock at an exchange rate based on the exchange rate of the 6 3/4% Preferred Securities and is subject to mandatory redemption on November 15, 2009. The ICG Preferred Stock has been eliminated in consolidation of the Company's consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------


(11) Redeemable Preferred Securities of Subsidiaries (continued)

          The accreted value of the 6 3/4% Preferred Securities is included in Company-obligated mandatorily redeemable preferred securities of subsidiary limited liability company which holds solely Company preferred stock in the accompanying consolidated balance sheet at December 31, 1998.

     Included in accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses is approximately $27.0 million, $5.8 million, $39.8 million and $55.2 million for fiscal 1996, the three months ended December 31, 1996, and fiscal 1997 and 1998, respectively, associated with the accretion of issuance costs, discount and preferred security dividend accruals for the 6 3/4% Preferred Securities, the 14% Preferred Stock, the 14 1/4% Preferred Stock and the Redeemable Preferred Stock (issued in connection with the 1995 Private Offering and redeemed in April 1996). These costs are partially offset by the minority interest share in losses of subsidiaries of approximately $1.6 million, $0.8 million and $1.7 million for fiscal 1996, the three months ended December 31, 1996, and fiscal 1997, respectively. There was no reported minority interest share in losses of subsidiaries for fiscal 1998.

(12) Stockholders' Equity (Deficit)

     (a)  Stock Options and Employee Stock Purchase Plan

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

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(12)     Stockholders' Equity (Deficit) (continued)

          The NETCOM 1993 Stock Option Plan was assumed by ICG at the time of the merger, and approved by ICG's Board of Directors as an incentive and non-qualified stock option plan which provides for the granting of options to certain directors, officers and employees to purchase 2,720,901 shares of ICG Common Stock. A total of 2,224,273 options, net of 2,155,856 cancellations, have been granted under this plan at exercise prices ranging from $0.65 to $92.14, none of which were less than 100% of the fair market value of the shares underlying options on the date of grant, and accordingly, no compensation expense was recorded for these options under APB 25. The options granted under this plan are subject to various vesting requirements, generally three and five years, and expire within ten years from the date of grant.

          From fiscal 1994 through fiscal 1998, the Company's Board of Directors approved incentive and non-qualified stock option plans and replenishments to those plans which provide for the granting of options to certain directors, officers and employees to purchase 2,536,000 shares of the Company's Common Stock under the 1994 plan, an aggregate of 2,700,000 shares of the Company's Common Stock under the 1995 and 1996 plans and 3,400,000 shares of ICG Common Stock under the 1998 plan. A total of 6,922,696 options, net of 4,587,300 cancellations, have been granted under these plans at original exercise prices ranging from $7.94 to $35.75, none of which were less than 100% of the fair market value of the shares underlying options on the date of grant, and accordingly, no compensation expense was recorded for these options under APB 25. The options granted under these plans are subject to various vesting requirements and expire in five and ten years from the date of grant.

          In order to continue to provide non-cash incentives and retain key employees, all employee stock options outstanding on April 16, 1997 with exercise prices at or in excess of $15.875 were canceled by the Stock Option Committee of the Company's Board of Directors and regranted with an exercise price of $10.375, the closing price of ICG Common Stock on the Nasdaq National Market on April 16, 1997. Approximately 598,000 options, with original exercise prices ranging from $15.875 to $26.25, were canceled and regranted on April 16, 1997. For the same business purpose, all employee stock options outstanding on September 18, 1998 with exercise prices at or in excess of $22.00 were canceled by the Stock Option Committee of the Company's Board of Directors and regranted with an exercise price of $16.875, the closing price of ICG Common Stock on the Nasdaq National

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(12) Stockholders' Equity (Deficit) (continued)

          Market on September 18, 1998. A total of 2,413,260 options, with original exercise prices ranging from $22.00 to $35.75 were canceled and regranted on September 18, 1998. There was no effect on the Company's consolidated financial statements as a result of the cancellation and regranting of options.

          In October 1996, the Company established an Employee Stock Purchase Plan whereby employees can elect to designate 1% to 30% of their annual salary to be used to purchase shares of ICG Common Stock, up to a limit of $25,000 in ICG Common Stock each year, at a 15% discount to fair market value. Stock purchases occur four times a year on February 1, May 1, August 1 and November 1, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company is authorized to issue a total of 1,000,000 shares of ICG Common Stock to participants in the plan. During fiscal 1997 and 1998, the Company sold 109,213 and 111,390 shares of ICG Common Stock, respectively, to employees under this plan.

          During fiscal 1994, NETCOM's Board of Directors approved and adopted an Employee Stock Purchase Plan which was dissolved upon NETCOM's merger with ICG. Shares purchased under this plan were converted into an estimated 119,000 shares of ICG Common Stock.

          The Company recorded compensation expense in connection with its stock-based employee and non-employee director compensation plans of $0.1 million for fiscal 1996 pursuant to the intrinsic value based method of APB 25. Had compensation expense for the Company's plans been determined based on the fair market value of the options at the grant dates for awards under those plans consistent with the provisions of SFAS 123, the Company's pro forma net loss and loss per share would have been as presented below. Pro forma disclosures include the effects of employee and non-employee director stock options granted during fiscal 1996, the three months ended December 31, 1996, and fiscal 1997 and 1998.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(12) Stockholders' Equity (Deficit) (continued)

                                                                                             Fiscal years ended
                               Fiscal year ended           Three months ended                   December 31,
                                 September 30,                 December 31,          ------------------------------------
                                    1996                         1996                     1997                1998
                            ----------------------    ---------------------------    ---------------     ----------------
                                                      (in thousands, except per share amounts)
Net loss:
   As reported                  $   (228,372)                    (61,313)                (360,735)           (418,045)
   Pro forma                        (242,974)                    (64,985)                (369,677)           (439,362)

Net loss per share-
  basic and diluted:
    As reported                 $     (6.19)                       (1.47)                  (8.49)               (9.25)
    Pro forma                         (6.59)                       (1.56)                  (8.70)               (9.72)

          The fair value of each option grant to employees and non-employee directors other than NETCOM employees and non-employee directors was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected option life of three years for directors, officers and other executives, and two years for other employees, for all periods;
          expected volatility of 50% for fiscal 1996, the three months ended December 31, 1996 and fiscal 1997, and 70% for fiscal 1998; and risk-free interest rates ranging from 5.03% to 7.42% for fiscal 1996 and the three months ended December 31, 1996, 5.61% to 6.74% for fiscal 1997 and 4.09% to 5.77% for fiscal 1998. Risk-free interest rates, as were currently available on the grant date, were assigned to each granted option based on the zero-coupon rate of U.S. Treasury bills to be held for the same period as the assumed option life. Since the Company does not anticipate issuing any dividends on the ICG Common Stock, the dividend yield for all options granted was assumed to be zero. The weighted average fair market value of combined ICG and NETCOM options granted during fiscal 1996, the three months ended December 31, 1996, and fiscal 1997 and 1998 was approximately $11.10, $9.48, $10.31 and $13.23 per option, respectively.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(12) Stockholders' Equity (Deficit) (continued)

          As options outstanding at December 31, 1998 will continue to vest in subsequent periods, additional options are expected to be awarded under existing and new plans; accordingly, the above pro forma results are not necessarily indicative of the impact on net loss and net loss per share in future periods.

          The following table summarizes the status of the Company's stock-based compensation plans:


                                                   Shares underlying       Weighted average            Options
                                                        options             exercise price           exercisable
                                                 ----------------------  ----------------------  ---------------------
                                                    (in thousands)                                  (in thousands)

     Outstanding at October 1, 1995                        4,828              $   14.92                 1,230
          Granted                                          2,054                  18.30
          Exercised                                         (415)                  7.35
          Canceled                                          (631)                 24.73
                                                 ----------------------
     Outstanding at September 30, 1996                     5,836                  15.49                 2,771
          Granted                                            335                  18.59
          Exercised                                          (31)                  8.95
          Canceled                                           (56)                 12.65
                                                 ----------------------
     Outstanding at December 31, 1996                      6,084                  15.68                 3,476
          Granted                                          3,377                  14.94
          Exercised                                         (709)                  8.13
          Canceled                                        (2,604)                 25.32
                                                 ----------------------
     Outstanding at December 31, 1997                      6,148                  11.97                 3,532
          Granted                                          5,968                  23.34
          Exercised                                       (1,395)                 12.08
          Canceled                                        (3,941)                 25.62
                                                 ----------------------
     Outstanding at December 31, 1998                      6,780                  13.95                 3,299
                                                 ======================

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(12) Stockholders' Equity (Deficit) (continued)

     The following table summarizes information about options outstanding at December 31, 1998:

                                            Options outstanding                               Options exercisable
                          ---------------------------------------------------------  --------------------------------------
                                                  Weighted
                                                  average            Weighted                                 Weighted
          Range of                               remaining            average                                 average
          exercise             Number           contractual          exercise              Number             exercise
           prices            outstanding            life               price            exercisable            price
     -------------------  ------------------  -----------------  ------------------  -------------------  -----------------
                           (in thousands)        (in years)                            (in thousands)

      $2.60   -   7.94           1,558               6.40           $     7.91              1,558           $    7.91
       8.50   -  14.58           1,714               7.15                11.07              1,099               11.31
      14.93   -  16.75             381               8.37                15.67                296               15.67
      16.88   -  46.65           3,127               9.37                18.32                346               21.02
                          ------------------                                         -------------------
                                 6,780                                                      3,299
                          ==================                                         ===================

     (b)  Warrants

          Between fiscal 1993 and fiscal 1995, the Company issued a series of warrants at varying prices to purchase common shares of Holdings-Canada which, after August 5, 1996, were exchangeable on a one-for-one basis for Class A Shares of ICG Common Stock. The following table summarizes warrant activity for fiscal 1996, the three months ended December 31, 1996, and fiscal 1997 and 1998:

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(12) Stockholders' Equity (Deficit) (continued)

                                                                   Outstanding              Exercise
                                                                     warrants              price range
                                                                -------------------  ------------------------
                                                                  (in thousands)
                Outstanding, October 1, 1995                             5,502           $ 7.38   -   21.51
                Exercised                                              (1,854)             7.94   -    8.73
                Repurchased                                              (917)             2.52   -    3.21
                                                               --------------------

                Outstanding, September 30, 1996                         2,731              7.38   -   21.51
                Exercised                                                (100)                  18.00
                Canceled                                                   (8)             7.38   -   11.80
                                                               --------------------

                Outstanding, December 31, 1996                          2,623              7.38   -   21.51
                Exercised                                                (599)             7.38   -   14.50
                Canceled                                                  (50)                  14.50
                                                               --------------------

                Outstanding, December 31, 1997                          1,974             12.51   -   21.51
                Exercised                                                (113)            12.51   -   21.51
                Canceled                                                   (9)            20.01   -   21.51
                                                               ====================

                Outstanding, December 31, 1998                          1,852                  12.51
                                                               ====================

     All warrants outstanding at December 31, 1998 have an expiration date of August 6, 2005 and, in connection with the Reorganization of Holdings-Canada, are exchangeable only for shares of ICG Common Stock on a one-for-one basis.

     (c)  Preferred Stock

          The Company is authorized to issue 1,000,000 shares of preferred stock and 50,000 shares of ICG Preferred Stock. At December 31, 1998, the Company had no shares of preferred stock outstanding. All of the issued and outstanding shares of ICG Preferred Stock at December 31, 1998 are held by ICG Funding.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(13) Related Party Transactions

     At December 31, 1997, the Company had $10.0 million outstanding under a promissory note from ChoiceCom, which was payable on demand at LIBOR plus 2% per annum (7.97% at December 31, 1997). During fiscal 1998, the Company advanced another $5.0 million to ChoiceCom under a separate promissory note with similar terms. Additionally, the Company agreed to perform certain administrative services for ChoiceCom and make certain payments to vendors on behalf of ChoiceCom, for which such services and payments were to be conducted on an arm's length basis and reimbursed by ChoiceCom. At December 31, 1997, amounts outstanding under this arrangement and included in notes receivable from affiliate were approximately $9.4 million. All amounts due from ChoiceCom were included in the purchase price of the Company's acquisition of ChoiceCom on December 31, 1998.

     During fiscal 1996, Holdings-Canada and International Communications Consulting, Inc. ("ICC") entered into a consulting agreement whereby ICC will provide various consulting services to the Company through December 1999 for approximately $4.2 million to be paid during the term of the agreement. During fiscal 1996, the three months ended December 31, 1996, fiscal 1997 and 1998, the Company paid approximately $1.3 million, $0.3 million, $1.1 million and $1.0 million, respectively, related to this consulting agreement. William W. Becker, a stockholder and former director of the Company, is President and Chief Executive Officer of ICC.

(14) Commitments and Contingencies

     (a)  Network Construction

          In March 1996, the Company and Southern California Edison Company ("SCE") entered into a 25-year agreement under which the Company will license 1,258 miles of fiber optic cable in Southern California, and can install up to 500 additional miles of fiber optic cable. This network, which will be maintained and operated primarily by the Company, stretches from Los Angeles to southern Orange County. Under the terms of this agreement, SCE will be entitled to receive an annual fee for ten years, certain fixed quarterly payments, a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under the agreement totaled approximately $135.3 million at December 31, 1998. The agreement has been accounted for as a capital lease in the accompanying consolidated balance sheets.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(14) Commitments and Contingencies (continued)

          In June 1997, the Company entered into an indefeasible right of use ("IRU") agreement with Qwest Communications Corporation ("Qwest") for approximately 1,800 miles of fiber optic network and additional broadband capacity in California, Colorado, Ohio and the Southeast. Network construction is ongoing and is expected to be completed in 1999. The Company is responsible for payment on the construction as segments of the network are completed and has incurred approximately $19.2 million as of December 31, 1998, with remaining costs anticipated to be approximately $15.8 million. Additionally, the Company has committed to purchase $6.0 million in network capacity from Qwest prior to the end of 1999.

     (b)  Network Capacity Commitments

          In November 1998, the Company entered into two service agreements with WorldCom Network Services, Inc. ("WorldCom"). Both of the agreements have three-year terms and were effective in September 1998. Under the Telecom Services Agreement, WorldCom provides, at designated rates, switched telecommunications services and other related services to the Company, including termination services, toll-free origination, switched access, dedicated access and travel card services. Under the Carrier Digital Services Agreement, WorldCom provides the Company, at designated rates, with the installation and operation of dedicated digital telecommunications interexchange services, local access and other related services, which the Company believes expedites service availability to its customers. Both agreements require that the Company provide WorldCom with certain minimum monthly revenue, which if not met, would require payment by the Company for the difference between the minimum commitment and the actual monthly revenue. Additionally, both agreements limit the Company's ability to utilize vendors other than WorldCom for certain telecommunications services specified in the agreements. The Company's policy is to accrue and include in operating costs the effect of any shortfall in minimum revenue commitments under these agreements in the period in which the shortfall occurred. The Company has successfully achieved all minimum revenue commitments to WorldCom under these agreements through December 31, 1998.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(14) Commitments and Contingencies (continued)

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

          Additionally,  the Company has entered  into  certain  commitments  to
          purchase   capital   assets  with  an  aggregate   purchase  price  of
          approximately $80.6 million at December 31, 1998.

     (d)  Operating Leases

          The Company leases office space and equipment under non-cancelable operating leases. Lease expense was approximately $4.9 million, $1.2 million, $11.8 million and $27.0 million for fiscal 1996, the three months ended December 31, 1996 and fiscal 1997 and 1998, respectively. Minimum lease payments due each year on or before December 31 under the Company's operating leases are as follows (in thousands):

                   1999                     $          30,327
                   2000                                28,734
                   2001                                25,509
                   2002                                19,890
                   2003                                16,384
                   Thereafter                          64,802
                                            =========================
                                              $       185,646
                                            =========================

     (e)  Transport and Termination Charges

          The Company has recorded revenue of approximately $4.9 million and $58.3 million for fiscal 1997 and 1998, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of incumbent local exchange carriers ("ILECs") pursuant to various interconnection agreements. The

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(14) Commitments and Contingencies (continued)

          ILECs have not paid most of the bills they have received from the Company and have disputed substantially all of these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal laws and public policies.

          The resolution of these disputes will be based on rulings by state public utility commissions and/or by the Federal Communications Commission ("FCC"). To date, there have been favorable final rulings from 29 states that ISP traffic is subject to the payment of reciprocal compensation under interconnection agreements. On February 25, 1999, the FCC issued a decision that ISP-bound traffic is largely jurisdictionally interstate traffic. The decision relies on the long-standing federal policy that ISP traffic, although jurisdictionally interstate, is treated as though it is local traffic for pricing purposes. The decision also emphasizes that because there are no federal rules governing intercarrier compensation for ISP traffic, the determination as to whether such traffic is subject to reciprocal compensation under the terms of interconnection agreements properly is made by the state commissions and that carriers are bound by their interconnection agreements and state commission decisions regarding the payment of reciprocal compensation for ISP traffic. The FCC has initiated a rulemaking proceeding regarding the adoption of prospective federal rules for intercarrier compensation for ISP traffic. In its notice of rulemaking, the FCC expresses its preference that compensation rates for this traffic continue to be set by negotiations between carriers, with disputes resolved by arbitrations conducted by state commissions pursuant to the Telecommunications Act of 1996 (the "Telecommunications Act").

          On March 4, 1999, the Alabama Public Service Commission (the "Alabama PSC") issued a decision that found that reciprocal compensation is owed for Internet traffic under four CLEC interconnection agreements with BellSouth Corporation ("BellSouth"), which agreements were at issue in the proceeding. With respect to the Company's interconnection agreement, which was also at issue, the state commission interpreted certain language in the Company's agreement to exempt ISP-bound traffic from reciprocal compensation under certain conditions. The Company believes that the Alabama PSC failed to consider the intent of the parties in negotiating and executing the Company's interconnection agreement, the specific language of the Company's interconnection agreement and the impact of Alabama

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(14) Commitments and Contingencies (continued)

          PSC and FCC policies, and thereby misinterpreted the agreement. The Company intends to file a request with the Alabama PSC by April 1,
          1999 seeking determination that the ruling with respect to the Company's agreement be reconsidered, and that the Company should be treated the same as the other CLECs that participated in the proceeding and for which the Alabama PSC ordered the payment of reciprocal compensation. While the Company intends to pursue vigorously a petition for reconsideration with the Alabama PSC, and if the Company deems it necessary, judicial review, the Company cannot predict the final outcome of this issue.

          The Company has also recorded revenue of approximately $19.1 million for fiscal 1998, related to other transport and termination charges to the ILECs, pursuant to the Company's interconnection agreements with these ILECs. Included in the Company's trade receivables at December 31, 1997 and 1998 are $4.3 million and $72.8 million, respectively, for all receivables related to transport and termination charges. The receivables balance at December 31, 1998 is net of an allowance of $5.6 million for disputed amounts.

          Although the Company's interconnection agreement with BellSouth has expired, the Company has received written notification from BellSouth that the Company may continue billing BellSouth under the pricing terms within the expired interconnection agreement, until such agreement is renegotiated or arbitrated by the relevant state commissions. The Company's remaining interconnection agreements expire in 1999 and 2000. While the Company believes that all revenue recorded through December 31, 1998 is collectible and that future revenue from transport and termination charges billed under the Company's current interconnection agreements will be realized, there can be no assurance that future regulatory and judicial rulings will be favorable to the Company, that the Alabama PSC will reconsider its ruling, or that different pricing plans for transport and termination charges between carriers will not be adopted when the Company's interconnection agreements are renegotiated or as a result of the FCC's rulemaking proceeding on future compensation methods. In fact, the Company believes that different pricing plans will be considered and adopted, and although the Company expects that revenue from transport and termination charges likely will decrease as a percentage of total revenue from local services in periods subject to future interconnection agreements, the Company's local

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(14) Commitments and Contingencies (continued)

          termination services still will be required by the ILECs and must be provided under the Telecommunications Act, and likely will result in increasing volume in minutes due to the growth of the Internet and related services markets. The Company expects to negotiate reasonable compensation and collection terms for local termination services, although there is no assurance that such compensation will remain consistent with current levels.

     (f)  Litigation

          On April 4, 1997, certain shareholders of Zycom filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas (Cause No. 97-17777) against the Company, Zycom and certain of their subsidiaries. This complaint alleges that the Company and certain of its subsidiaries breached certain duties owed to the plaintiffs. The plaintiffs were denied class certification by the trial court and this decision has been appealed. Trial has been tentatively set for August 1999. The Company is vigorously defending the claims. While it is not possible to predict the outcome of this litigation, management believes these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

          The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(15) Business Units

          The Company conducts transactions with external customers through the operations of its Telecom Services, Network Services and Satellite Services business units. Shared administrative services are provided to the business units by Corporate Services. Corporate Services consists of the operating activities of ICG Communications, Inc., ICG Funding, LLC, ICG Canadian Acquisition, Inc., ICG Holdings (Canada) Co., ICG Holdings, Inc. and ICG Services, Inc., which primarily hold securities and provide certain

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(15) Business Units (continued)

          legal, accounting and finance, personnel and other administrative support services to the business units.

          Direct and certain indirect costs incurred by Corporate Services on behalf of the business units are allocated among the business units based on the nature of the underlying costs. Transactions between the business units for services performed in the normal course of business are recorded at amounts which are intended to approximate fair value.

          Set forth below are revenue, EBITDA (before nonrecurring charges), which represents the measure of operating performance used by management to evaluate operating results, depreciation and amortization, interest expense, total assets and capital expenditures of continuing operations for each of the Company's business units and for Corporate Services. As described in note 3, the operating results of the Company reflect the operations of Zycom and NETCOM as discontinued for all periods presented.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(15) Business Units (continued)


                                                    Fiscal               Three months ended              Fiscal years ended
                                                  year ended                December 31,                    December 31,
                                                 September 30,     -----------------------------   --------------------------------
                                                    1996               1995            1996            1997             1998
                                             --------------------  --------------  --------------  --------------  ----------------
                                                                   (unaudited)
                                                                                 (in thousands)
Revenue:
   Telecom Services                           $      72,815        12,743          27,307          149,358         305,612
   Network Services                                  61,080        15,826          16,460           69,881          62,535
   Satellite Services                                21,297         6,168           6,188           29,986          40,451
   Elimination of intersegment
     revenue                                         (1,049)         (193)           (478)          (4,203)        (10,979)
                                             ================  ==============  ==============  ==============  ================
       Total revenue                          $     154,143        34,544          49,477          245,022         397,619
                                             ================  ==============  ==============  ==============  ================

EBITDA (before nonrecurring
  charges) (a):
    Telecom Services                         $      (19,902)       (4,462)        (10,924)         (92,053)        (19,995)
    Network Services                                 (2,417)         (423)            295             (544)         (3,245)
    Satellite Services                               (2,999)       (1,371)           (448)              74           7,088
    Corporate Services                              (17,953)       (3,996)         (5,682)         (27,811)        (20,909)
    Eliminations                                       (215)          (24)           (117)            (825)         (3,692)
                                             ================  ==============  ==============  ==============  ================
      Total EBITDA (before
        nonrecurring charges)                $      (43,486)      (10,276)        (16,876)        (121,159)        (40,753)
                                             ================  ==============  ==============  ==============  ================

Depreciation and amortization (b):
  Telecom Services                           $       21,295         2,871           7,442           45,798          86,775
  Network Services                                    1,086           145             441            2,110           2,305
  Satellite Services                                  4,809         1,272           1,133            4,462           7,314
  Corporate Services                                  2,447           444             750            3,744           4,286
  Eliminations                                          393           101             (75)             387             865
                                             ================  ==============  ==============  ==============  ================
    Total depreciation and
      amortization                            $      30,030         4,833           9,691           56,501         101,545
                                             ================  ==============  ==============  ==============  ================
                                                                                                               (Continued)


ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(15) Business Units (continued)


                                                     Fiscal            Three months ended             Fiscal years ended
                                                   year ended              December 31,                    December 31,
                                                 September 30,   ------------------------------ --------------------------------
                                                     1996             1995            1996            1997             1998
                                              -----------------  --------------  --------------  --------------  ---------------
                                                                    (unaudited)
                                                                                   (in thousands)
Interest expense (b):
  Telecom Services                            $        6,814           2,432            1,744          11,996            2,693
  Network Services                                       240            148                -               6               23
  Satellite Services                                     175             52               13               -               88
  Corporate Services                                  78,485         12,583           22,697         105,518          167,323
                                              ----------------  --------------  --------------  --------------  ---------------
    Total interest expense                    $       85,714         15,215           24,454         117,520          170,127
                                              ================  ==============  ==============  ==============  ===============

Total assets:
  Telecom Services (c)                        $      349,786        218,579          400,003         663,864        1,135,937
  Network Services                                    25,994         23,214           33,308          31,911           34,378
  Satellite Services (c)                              46,087         56,498           46,212          46,797           46,760
  Corporate Services (c)                             761,720        307,188          709,412         353,898          376,796
  Eliminations                                      (253,478)       (28,312)        (254,107)          6,062          (22,689)
  Net current assets of discontinued
    operations (d)                                    54,226        131,902           54,481          38,331                -
  Net non-current assets of
    discontinued operations                           97,561         59,850           97,425          76,577           54,243
                                              ----------------  --------------  --------------  --------------  ---------------
      Total assets                              $  1,081,896        768,919        1,086,734       1,217,440        1,625,425
                                              ================  ==============  ==============  ==============  ===============

Capital expenditures of continuing
  operations (e):
    Telecom Services                           $     159,997         24,036           67,192         252,008          357,991
    Network Services                                   2,983            279              764           1,577            1,804
    Satellite Services                                11,442          1,484            2,020           5,901           11,107
    Corporate Services                                 2,728          1,108              438          10,384              960
    Eliminations                                        (215)           (25)            (117)         (1,074)          (2,916)
                                              ----------------  --------------  --------------  --------------  ---------------
      Total capital expenditures of
        continuing operations                   $    176,935        26,882           70,297         268,796          368,946
                                               ================  ==============  ==============  ==============  ===============

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(15) Business Units (continued)

     (a) EBITDA (before nonrecurring charges) consists of net loss from continuing operations before interest, income taxes, depreciation and amortization, provision for impairment of long-lived assets, net loss
          (gain) on disposal of long-lived assets, restructuring costs, other expense, net and accretion and preferred dividends on preferred securities of subsidiaries, or simply, revenue less operating costs and selling, general and administrative expenses. EBITDA (before nonrecurring charges) is presented as the Company's measure of operating performance because it is a measure commonly used in the telecommunications industry. EBITDA (before nonrecurring charges) is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA (before nonrecurring charges) is not a measurement under GAAP and is not necessarily comparable with similarly titled measures of other companies.

     (b) Although not included in EBITDA (before nonrecurring charges), which represents the measure of operating performance used by management to evaluate operating results, the Company has supplementally provided depreciation and amortization and interest expense for each of the Company's business units and Corporate Services. Interest expense excludes amounts charged for interest on outstanding cash advances and expense allocations among the business units and Corporate Services.

     (c) Total assets of Telecom Services, Satellite Services and Corporate Services excludes investments in consolidated subsidiaries which eliminate in consolidation.

     (d) At December 31, 1998, the Company had net current liabilities of discontinued operations of $23.3 million, and accordingly, such amount was not included within net current assets of discontinued operations on that date.

     (e)  Capital  expenditures include assets acquired under capital leases and
          excludes   payments  for  construction  of  the  Company's   corporate
          headquarters.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(16) Provision for Impairment of Long-Lived Assets

     For fiscal 1997, provision for impairment of long-lived assets includes the impairment of the Company's Corporate Services investments in StarCom International Optics Corporation, Inc. ("StarCom") and Zycom of approximately $5.2 million and $2.7 million, respectively, and the Company's Satellite Services investments in MCN and Nova-Net of approximately $2.9 million and $0.9 million, respectively. The Company recorded its impairment in the investment in StarCom upon notification by a senior secured creditor of StarCom that it intended to foreclose on its collateral in StarCom, which subsequently caused the bankruptcy of StarCom. Based on circumstances of continuing net operating losses and management's assessment of the estimated fair value of related long-lived assets at December 31, 1997, the Company recorded an impairment of its investments in Zycom, MCN and Nova-Net.

     For fiscal 1996, provision for impairment of long-lived assets includes the Company's Telecom Services investments in the Phoenix and Melbourne networks of approximately $5.8 million and $2.7 million, respectively, and the Company's Satellite Services investment in its subsidiary in Mexico of approximately $0.2 million. The provision for impairment of long-lived assets was based on circumstances of continuing net operating losses and management's assessment of the estimated fair value of related long-lived assets at September 30, 1996. Additionally, the Company provided an allowance for a note receivable from NovoComm, Inc. of approximately $1.3 million based on management's assessment at September 30, 1996 of the collectibility of amounts due.

(17) Restructuring Costs

     During fiscal 1998, the Company completed a decentralization of the Company's Network Services business unit. The Company recorded approximately $0.6 million in restructuring costs, consisting primarily of severance costs, resulting from the decentralization.

     Also during fiscal 1998, the Company recorded approximately $1.5 million of restructuring costs associated with a combined restructuring plan for Telecom Services and Corporate Services, which was designed to support the Company's increased strategic focus on its ISP customer base, as well as to improve the efficiency of operations and general and administrative support functions. Restructuring costs under this plan include severance and other employee benefit costs. At December 31, 1998, approximately $0.6 million remains in accrued liabilities related to the Telecom Services

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(17) Restructuring Costs (continued)

     and Corporate Services restructuring plan, which is expected to be paid during the first quarter of 1999.

     Following the Company's acquisition of NikoNET in July 1998, the Company closed a regional facility of a newly acquired subsidiary of NikoNET. Restructuring costs, consisting primarily of severance costs, of approximately $0.2 million were recorded as a result of the facility closure during fiscal 1998. Approximately $0.2 million remains in accrued liabilities at December 31, 1998 related to the facility closure.

(18) Income Taxes

     The components of income tax benefit for fiscal 1996 are as follows (in thousands):

           Current income tax expense                 $      (198)
           Deferred income tax benefit                      5,329
                                                    ----------------
                  Total                                $    5,131
                                                    ================

     Current income tax expense of $0.2 million and $0.1 million for fiscal 1996 and 1998, respectively, represents state income tax relating to operations of a subsidiary company in a state requiring a separate entity tax return. Accordingly, this entity's taxable income cannot be offset by the Company's consolidated net operating loss carryforwards. During fiscal 1996, the deferred tax liability was adjusted for the effects of certain changes in estimated lives of property and equipment as discussed in note 2. As a result, the Company recognized an income tax benefit of $5.3 million. No income tax expense or benefit was recorded in the three months ended December 31, 1996 or fiscal 1997.

     Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate to loss before income taxes primarily because the Company has not recognized the income tax benefit of certain of its net operating loss carryforwards and other deferred tax assets due to the uncertainty of realization.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998 are as follows:

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(18) Income Taxes (continued)

                                                                                December 31,
                                                                  ------------------------------------------
                                                                         1997                  1998
                                                                  -------------------   --------------------
                                                                               (in thousands)
     Deferred income tax liabilities:
       Property and equipment, due to excess
         purchase price of tangible assets and
         differences in depreciation for book and
         tax purposes                                              $       6,254              10,173
                                                                  -------------------   --------------------

     Deferred income tax assets:
       Net operating loss carryforwards                                 (141,185)           (247,126)
       Accrued interest on high yield debt obligations
         deductible when paid                                            (72,330)           (108,895)
       Accrued expenses not currently deductible for
         tax purposes, including deferred revenue                         (7,968)             (9,275)
       Less valuation allowance                                          215,229             355,123
                                                                  -------------------   --------------------
         Deferred income tax assets                                       (6,254)            (10,173)
                                                                  -------------------   --------------------
         Net deferred income tax liability                         $           -                   -
                                                                  ===================   ====================

     As of December 31, 1998, the Company has federal and foreign net operating loss carryforwards ("NOLs") of approximately $617.8 million and $35.0 million, respectively, which expire in varying amounts through 2019. However, due to the provisions of Section 382, Section 1502 and certain other provisions of the Internal Revenue Code (the "Code"), the utilization of these NOLs will be limited. The Company is also subject to certain state income tax laws, which will also limit the utilization of NOLs. As a result of ICG's merger with NETCOM, which created a change in ownership of NETCOM of greater than 50%, the NOLs generated by NETCOM prior to January 21, 1998 that can be used to reduce future taxable income are limited to approximately $15.0 million per year, before realization of unrecognized built-in gains.

     A valuation allowance has been provided for the deferred tax asset relating to the Company's NOLs, as management is not presently able to determine when the Company will generate future taxable income.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(19) Employee Benefit Plans

     The Company has established salary reduction savings plans under Section 401(k) of the Code which the Company administers for participating employees. All full-time employees are covered under the plans after meeting minimum service and age requirements. Under the plan available to NETCOM employees from January 1, 1997 through July 1, 1998, the Company made a matching contribution of 100% of each NETCOM employee's contribution up to a maximum of 3% of the employee's eligible earnings. Prior to 1997, NETCOM's matching contribution was limited to 50% of each NETCOM employee's contribution up to a maximum of 6% of the employee's eligible earnings. Under the plan available to all ICG employees, including NETCOM employees subsequent to July 1, 1998, the Company makes a matching contribution of ICG Common Stock up to a maximum of 6% of the employee's eligible earnings. Aggregate matching contributions under the Company's employee benefit plans were approximately $1.6 million, $0.6 million, $3.6 million and $4.0 million during fiscal 1996, the three months ended December 31, 1996, and fiscal 1997 and 1998, respectively. The portion of this expense which relates directly to employees of NETCOM is included in loss from discontinued operations for all periods presented.

(20) Summarized Financial Information of ICG Holdings, Inc.

     As discussed in note 10, the 11 5/8% Notes issued by Holdings during 1997 are guaranteed by ICG. The 12 1/2% Notes and the 13 1/2% Notes issued by Holdings during fiscal 1996 and 1995, respectively, are also guaranteed by ICG and Holdings-Canada.

     The separate complete financial statements of Holdings have not been included herein because such disclosure is not considered to be material to the holders of the 11 5/8% Notes, the 12 1/2% Notes and the 13 1/2% Notes. However, summarized combined financial information for Holdings and subsidiaries and affiliates is as follows:

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(20) Summarized Financial Information of ICG Holdings, Inc. (continued)

                Summarized Consolidated Balance Sheet Information

                                                             December 31,
                                                 --------------------------------------
                                                       1997                1998
                                                 -----------------   ------------------
                                                            (in thousands)

     Current assets                                 $   213,625             277,098
     Property and equipment, net                        631,117             636,747
     Other non-current assets, net                      120,878             170,151
     Net non-current assets of
       discontinued operations                            2,940                 220
     Current liabilities                                 95,792              81,299
     Net current liabilities of discontinued
       operations                                           367                 944
     Long-term debt, less current portion               890,503           1,004,316
     Capital lease obligations, less current
       portion                                           66,939              63,359
     Due to parent                                       30,970             191,889
     Due to ICG Services                                      -             137,762
     Redeemable preferred stock                         292,442             338,311
     Stockholders' deficit                             (408,453)           (733,664)

    Summarized Consolidated and Combined Statement of Operations Information

                                                                 Three months ended             Fiscal years ended
                                    Fiscal year ended               December 31,                    December 31,
                                      September 30,      --------------------------------  -------------------------------
                                          1996                 1995           1996              1997            1998
                                  ----------------------  ---------------  --------------   --------------- ---------------
                                                          (unaudited)
                                                                       (in thousands)

Total revenue                         $ 154,143               34,544          49,477             245,022        400,309
Total operating costs
  and expenses                          239,343               50,322          75,199             430,816        546,850
Operating loss                          (85,200)             (15,778)        (25,722)           (185,794)      (146,541)
Loss from continuing
  operations before
  cumulative effect
  of change in accounting              (169,439)             (34,211)        (49,266)           (321,802)      (320,363)
Net loss                               (172,687)             (34,281)        (49,750)           (328,193)      (325,211)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(21) Condensed Financial Information of ICG Holdings (Canada) Co.

     Condensed financial information for Holdings-Canada only is as follows:

                       Condensed Balance Sheet Information

                                                      December 31,
                                     -----------------------------------------
                                             1997                     1998
                                     ----------------------   ----------------
                                                     (in thousands)

     Current assets                  $          162                      162
     Advances to subsidiaries                30,970                  191,889
     Non-current assets, net                  2,604                    2,414
     Current liabilities                        107                       73
     Long-term debt, less
       current portion                           65                       65
     Due to parent                           21,146                  182,101
     Share of losses of subsidiary          408,453                  733,664
     Shareholders' deficit                 (396,035)                (721,438)

                  Condensed Statement of Operations Information

                                  Fiscal year ended       Three months ended December      Fiscal years ended December 31,
                                    September 30,                     31,
                                                         -------------------------------  ----------------------------------
                                          1996                1995            1996             1997              1998
                                --------------------  ---------------  --------------  ---------------  -----------------
                                                        (unaudited)
                                                                   (in thousands)
 Total revenue                    $          -                   -                -               -                   -
 Total operating costs
   and expenses                          3,438                 361               73             195                 192
 Operating loss                         (3,438)               (361)             (73)           (195)               (192)
 Losses from subsidiaries             (172,687)            (34,281)         (49,750)       (328,193)           (325,211)
 Net loss attributable to
   common shareholders                (184,107)            (34,642)         (49,823)       (328,388)           (325,403)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(22) Condensed  Financial  Information  of  ICG  Communications,   Inc.  (Parent
     company)

     At December 31, 1998, the primary assets of ICG are its investments in ICG Services, ICG Funding, ICG Acquisition and NikoNET, including advances to those subsidiaries. Certain corporate expenses of the parent company are included in ICG's statement of operations and were approximately $1.2 million and $2.2 million for fiscal 1997 and 1998, respectively. At December 31, 1998, ICG had no operations other than those of ICG Services, ICG Funding, ICG Acquisition and their subsidiaries.

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

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .  S-1

Schedule II:  Valuation and Qualifying  Accounts . . . . . . . . . .  S-2

                          Independent Auditors' Report



The Board of Directors and Stockholders
ICG Communications, Inc.:

Under the date of February 15, 1999, we reported on the consolidated balance sheets of ICG Communications, Inc. and subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the fiscal years ended September 30, 1996, the three months ended December 31, 1996, and the fiscal years ended December 31, 1997 and 1998 as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement Schedule II: Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. We did not audit the consolidated financial statements and related financial statement schedule of NETCOM On-Line Communication Services, Inc. ("NETCOM"), a discontinued wholly owned subsidiary of the Company, as of December 31, 1997 or for the fiscal year ended December 31, 1996, the three-month period ended December 31, 1996, or the fiscal year ended December 31, 1997, whose total assets constitute 11.7 percent in fiscal 1997, and whose loss from operations constitutes 100.5 percent in fiscal 1996, 96.0 percent in the three months ended December 31, 1996, and 83.8 percent in fiscal 1997 of the consolidated loss from discontinued operations. Those consolidated financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included in the financial statement schedule for NETCOM, is based solely on the reports of the other auditors.

In our opinion, based on our audits and the reports of the other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As explained in note 2 to the consolidated financial statements, during the fiscal year ended September 30, 1996, the Company changed its method of accounting for long-term telecom services contracts.



                                          KPMG LLP

Denver, Colorado
February 15, 1999

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES                                               Schedule II

Valuation and Qualifying Accounts
-------------------------------------------------------------------------------

                                                                         Additions
                                                                -----------------------------
                                                  Balance at     Charged to    Charged to                      Balance at
                                                   beginning     costs and         other                         end of
Description                                        of period      expenses       accounts      Deductions        period
------------------------------------------------  ------------  -------------  --------------  -------------  -------------
                                                                              (in thousands)
Allowance for uncollectible trade receivables:

    Fiscal year ended September 30, 1996           $   2,142        1,531               -          (1,293)         2,380
                                                  ------------  -------------  --------------  -------------  -------------

    Three months ended December 31, 1996           $   2,380          914               -            (883)         2,411
                                                  ------------  -------------  --------------  -------------  -------------

    Fiscal year ended December 31, 1997            $   2,411        3,985               -          (1,142)         5,254
                                                  ------------  -------------  --------------  -------------  -------------

    Fiscal year ended December 31, 1998            $   5,254       12,031               -          (1,812)        15,473
                                                  ------------  -------------  --------------  -------------  -------------

Allowance for uncollectible note receivable:

    Fiscal year ended September 30, 1996           $     175        7,100               -               -          7,275
                                                  ------------  -------------  --------------  -------------  -------------

    Three months ended December 31, 1996           $   7,275            -               -               -          7,275
                                                  ------------  -------------  --------------  -------------  -------------

    Fiscal year ended December 31, 1997            $   7,275            -               -           (3,975)        3,300
                                                  ------------  -------------  --------------  -------------  -------------

    Fiscal year ended December 31, 1998            $   3,300            -               -           (2,000)        1,300
                                                  ------------  -------------  --------------  -------------  -------------

Allowance for impairment of long-lived assets:

    Fiscal year ended September 30, 1996           $   2,000            -               -                -         2,000
                                                  ------------  -------------  --------------  -------------  -------------

    Three months ended December 31, 1996           $   2,000            -               -                -         2,000
                                                  ------------  -------------  --------------  -------------  -------------

    Fiscal year ended December 31, 1997            $   2,000        5,170               -           (2,000)        5,170
                                                  ------------  -------------  --------------  -------------  -------------

    Fiscal year ended December 31, 1998            $   5,170            -               -                -         5,170
                                                  ------------  -------------  --------------  -------------  -------------

                 See accompanying independent auditors' report.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS



3.3: Agreement and Plan of Reorganization by and among ICG Communications, Inc.,
     ICG Canadian Acquisition, Inc., ICG Holdings (Canada), Inc. and ICG Holdings (Canada) Co., dated November 4, 1998.

3.4:Order of Amalgamation  between ICG Holdings (Canada),  Inc. and ICG Holdings
     (Canada) Co., dated December 22, 1998.

3.5: Memorandum and Articles of Association of ICG Holdings (Canada) Co. filed with the Registrar of Joint Stock Companies, Halifax, Nova Scotia.

4.11:Second  Amended and Restated  Articles of  Incorporation  of ICG  Holdings,
     Inc., dated March 10, 1997.

10.29: ICG Communications, Inc. 1998 Stock Option Plan.

10.30: Form of Stock Option Agreement for 1998 Stock Option Plan.

10.31: Amendment No. 1 to the ICG Communications, Inc. 1998 Stock Option Plan, dated December 15, 1998.

10.32: Form  of  Agreement  regarding  Gross-Up  Payments,  by and  between  ICG
     Communications,  Inc. and each of J. Shelby Bryan, Harry R. Herbst, Douglas
     I. Falk and H. Don Teague, dated December 16, 1998.

21.1: Subsidiaries of the Registrant.

23.1: Consent of KPMG LLP.

23.2: Consent of Ernst & Young LLP.

27.1:Financial  Data  Schedule of ICG  Communications,  Inc. for the Fiscal Year
     Ended December 31, 1998.

                                  EXHIBIT 21.1

                         Subsidiaries of the Registrant

                                                                       State of Incorporation         Doing Business
Name of Subsidiary                                                                                          As
---------------------------------------------------------------------- ------------------------ ----------------------------
Bay Area Teleport, Inc.                                                Delaware                             --
Communications Buying Group, Inc.                                      Ohio                                 --
DataChoice Network Services, L.L.C.                                    Nevada                               --
Fiber Optic Technologies of the Northwest, Inc.
  (formerly known as Fiber Optic Technologies of
   Oregon, Inc.)                                                       Oregon                               --
ICG Access Services - Southeast, Inc.
  (formerly known as PrivaCom, Inc.)                                   Delaware                             --
ICG Canadian Acquisition, Inc.                                         Delaware                             --
ICG ChoiceCom, L.P.                                                    Delaware                             --
  (formerly known as CSW/ICG ChoiceCom, L.P.)
ICG ChoiceCom Management, LLC
  (formerly known as Southwest TeleChoice Management, LLC
   and CSW/ICG ChoiceCom Management, LLC)                              Delaware                             --
ICG Enhanced Services, Inc.                                            Colorado                             --
ICG Equipment, Inc.                                                    Colorado                             --
ICG Fiber Optic Technologies, Inc.
  (formerly known as Fiber Optic Technologies, Inc.)                   Colorado                             --
ICG Funding, LLC                                                       Delaware                             --
ICG Holdings, Inc.
  (formerly known as IntelCom Group (U.S.A.), Inc.)                    Colorado                             --
ICG Holdings (Canada) Co.                                              Nova Scotia                          --
ICG Ohio LINX, Inc.
  (formerly known as Ohio Local Interconnection Network
   Exchange Co.)                                                       Ohio                                 --
ICG PST, Inc.
  (formerly known as NETCOM On-Line Communication Services,
   Inc.)                                                               Delaware                             --
ICG Satellite Services, Inc.
  (formerly known as Commden Ltd. and as ICG Wireless
   Services, Inc.)                                                     Colorado                             --
ICG Services, Inc.                                                     Delaware                             --
ICG Telecom Canada, Inc.                                               Federal Canadian                     --
ICG Telecom Group, Inc.
  (formerly known as ICG Access Services, Inc.)                        Colorado                             --



                                                                       State of Incorporation         Doing Business
Name of Subsidiary                                                                                          As
---------------------------------------------------------------------- ------------------------ ----------------------------
ICG Telecom Group of Virginia, Inc.                                    Virginia                             --
ICG Telecom of San Diego, L.P.                                         California                           --
  (formerly known as Linkatel of California, L.P.)
Maritime Telecommunications Network, Inc.                              Colorado                             --
NikoNET, LLC                                                           Georgia                              --
PTI Harbor Bay, Inc.                                                   Washington                           --
TransAmerican Cable, Inc.                                              Kentucky                      MidAmerican Cable
UpSouth Corporation                                                    Georgia                              --
Zycom Corporation                                                      Alberta, Canada                      --
  (formerly known as Camber Sports, Inc.)
Zycom Corporation                                                      Texas                                --
Zycom Network Services, Inc.                                           Texas                                --
  (formerly known as Travel Phone, Inc.)

                               Consent of KPMG LLP





The Board of Directors
ICG Communications, Inc.:

We consent to incorporation by reference in the registration statements Nos. 33-96660, 333-08729, 333-18839, 333-38823, 333-40495 and 333-40495-01 on Form
S-3 of IntelCom Group Inc. and Nos. 33-14127,  333-25957,  333-39737,  333-45213
and 333-56835 on Form S-8 of ICG Communications, Inc. of our reports dated February 15, 1999, relating to the consolidated balance sheets of ICG Communications, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the fiscal years ended September 30, 1996, the three-month period ended December 31, 1996, and the fiscal years ended December 31, 1997 and 1998, and the related financial statement schedule, which reports appear in the December 31, 1998 Annual Report on Form 10-K of ICG Communications, Inc.

As explained in note 2 to the consolidated financial statements, during the fiscal year ended September 30, 1996, the Company changed its method of accounting for long-term telecom services contracts.




                                              KPMG LLP


Denver, Colorado
March 29, 1999

               Consent of Ernst & Young LLP, Independent Auditors



We consent to the incorporation by reference in the Registration Statements (Forms S-3 of IntelCom Group Nos. 33-96660 and 333-08729; Forms S-3 of ICG Communications, Inc. Nos. 333-18839, 333-38823, 333-40495 and 333-40495-01; and
Forms S-8 of ICG Communications, Inc. Nos. 33-14127, 333-25957, 333-39737, and 333-45213) of our reports (a) dated February 13, 1998 with respect to the consolidated balance sheet of NETCOM On-Line Communication Services, Inc. as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997 (not presented separately herein), and (b) dated April 16, 1998 with respect to the consolidated balance sheet of NETCOM On-Line Communication Services, Inc. as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the three months then ended (not presented separately herein), included in this Annual Report (Form 10-K) of ICG Communications, Inc., ICG Holdings (Canada) Co. and ICG Holdings, Inc.



                                          Ernst & Young LLP


San Jose, California
March 26, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ICG Communications, Inc.

                                   By:   /s/J. Shelby Bryan
                                         --------------------------------------
                                         J. Shelby Bryan
                                         President and Chief Executive Officer

                                   Date: March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 Signature                             Title                              Date

/s/William J. Laggett           Chairman of the Board of Directors                    March 30, 1999
-------------------------------
William J. Laggett
                                President and Chief Executive Officer (Principal
/s/J. Shelby Bryan              Executive Officer)                                    March 30, 1999
-------------------------------
J. Shelby Bryan
                                Executive Vice President and Chief
                                Financial Officer (Principal Financial
/s/Harry R. Herbst              Officer)                                              March 30, 1999
-------------------------------
Harry R. Herbst
                                Vice President and Corporate Controller
/s/Richard Bambach              (Principal Accounting Officer)                        March 30, 1999
-------------------------------
Richard Bambach

/s/John U. Moorhead             Director                                              March 30, 1999
-------------------------------
John U. Moorhead

/s/Leontis Teryazos             Director                                              March 30, 1999
-------------------------------
Leontis Teryazos

/s/Walter Threadgill            Director                                              March 30, 1999
-------------------------------
Walter Threadgill

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ICG Holdings (Canada) Co.


                                 By:   /s/J. Shelby Bryan
                                       ----------------------------------------
                                       J. Shelby Bryan
                                       President and Chief Executive Officer

                                Date:  March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                           Title                                     Date
                                President and Chief Executive Officer (Principal
/s/J. Shelby Bryan              Executive Officer)                                    March 30, 1999
-------------------------------
J. Shelby Bryan
                                Executive Vice President, Chief Financial Officer
/s/Harry R. Herbst              and Director (Principal Financial Officer)            March 30, 1999
-------------------------------
Harry R. Herbst
                                Executive Vice President, General Counsel,
/s/H. Don Teague                Secretary and Director                                March 30, 1999
-------------------------------
H. Don Teague
                                Vice President and Corporate Controller
/s/Richard Bambach              (Principal Accounting Officer)                        March 30, 1999
-------------------------------
Richard Bambach

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ICG Holdings, Inc.

                                  By:   /s/J. Shelby Bryan
                                        -------------------------------------
                                        J. Shelby Bryan
                                        President, Chief Executive Officer and
                                        Director

                                  Date: March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                            Title                                    Date
                               Chairman of the Board of Directors, President and
                               Chief Executive Officer (Principal Executive
/s/J. Shelby Bryan             Officer)                                              March 30, 1999
------------------------------
J. Shelby Bryan
                              Executive Vice President, Chief Financial Officer
/s/Harry R. Herbst            and Director (Principal Financial Officer)             March 30, 1999
------------------------------
Harry R. Herbst
                               Executive Vice President, General Counsel,
/s/H. Don Teague               Secretary and Director                                March 30, 1999
------------------------------
H. Don Teague
                               Vice President and Corporate Controller
/s/Richard Bambach             (Principal Accounting Officer)                        March 30, 1999
------------------------------
Richard Bambach

/s/Douglas I. Falk             Executive Vice President - Telecom and Director       March 30, 1999
------------------------------
Douglas I. Falk
