Form 10-K
period 1999-12-31
ICG COMMUNICATIONS INC /DE/
filed 2000-03-30
CIK 1013240

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-K
                                   ---------

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999

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
                               ICG HOLDINGS, INC.
          (Exact names of registrants as specified in their charters)

------------------------------------------------------------------------------------------------------------------------------------
Delaware                                                                           84-1342022
Nova Scotia                                                                        Not applicable
Colorado                                                                           84-1158866
(State or other jurisdiction of incorporation or organization)                    (IRS Employer Identification No.)
------------------------------------------------------------------------------------------------------------------------------------
161 Inverness Drive West                                                           Not applicable
Englewood, Colorado 80112

161 Inverness Drive West                                                           c/o ICG Communications, Inc.
Englewood, Colorado  80112                                                         161 Inverness Drive West
                                                                                   P.O. Box 6742
                                                                                   Englewood, Colorado 80155-6742

161 Inverness Drive West                                                           Not applicable
Englewood, Colorado 80112
(Address of principal executive offices)                                          (Address of U.S. agent for service)
---------------------------------------------------------------------------------------------------------------------
Registrants' telephone numbers, including area codes: (888) 424-1144 or (303) 414-5000

Securities registered pursuant to Section 12(b) of the Act:
---------------------------------------------------------------------------------
                                Title of class

                                Not applicable
                                Not applicable
                                Not applicable
-------------------------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
-------------------------------------------------------------------------------------------------
                                                                Name of each exchange on which
Title of each class                                                       registered
-------------------------------------------------------------------------------------------------
Common Stock, $.01 par value                                 Nasdaq National Market
(48,582,035 shares outstanding on March 27, 2000)
Not applicable                                               Not applicable
Not applicable                                               Not applicable
-------------------------------------------------------------------------------------------------

    Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.    [X] Yes    [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

    On March 27, 2000 the aggregate market value of ICG Communications,
Inc. Common Stock held by non-affiliates (using the closing price of $39.00 on March 27, 2000) was approximately $1,894,699,365.

    ICG Canadian Acquisition, Inc., a wholly owned subsidiary of ICG Communications, Inc., owns all of the issued and outstanding common shares of ICG Holdings (Canada) Co.

    ICG Holdings (Canada) Co. owns all of the issued and outstanding shares of common stock of ICG Holdings, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of ICG Communications, Inc. to be filed with the Securities and Exchange Commission not later than April 29, 2000 has been incorporated by reference in whole or in part for Part III, Items 10, 11, 12 and 13, of the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of ICG Communications, Inc.

                               TABLE OF CONTENTS

PART I..................................................................    1
   ITEM 1.       BUSINESS...............................................    1
                 --------
                 Overview...............................................    1
                 Industry...............................................    3
                 Market Opportunities and Strategy......................    4
                 Products Descriptions and Major Contracts..............    6
                 Network and Facilities.................................   10
                 Customers and Marketing................................   12
                 Competition............................................   12
                 Regulatory Activity....................................   14
                 Financing Activities...................................   17
                 Sale of Assets and Discontinuance of Certain Businesses   18
                 Employees..............................................   20
                 Trademarks and Trade Names.............................   20
   ITEM 2.       PROPERTIES.............................................   21
                 ----------
   ITEM 3.       LEGAL PROCEEDINGS......................................   22
                 -----------------
   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 -------------------------------------------
                 HOLDERS................................................   22
                 -------
PART II.................................................................   23
   ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 -----------------------------------------
                 RELATED STOCKHOLDER MATTERS............................   23
                 ---------------------------
   ITEM 6.       SELECTED FINANCIAL DATA................................   25
                 -----------------------
   ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........   29
                 ---------------------------------------------
   ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 ----------------------------------------------
                 MARKET RISK............................................   50
                 -----------
   ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............   51
                 -------------------------------------------
   ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ---------------------------------------------
                 ON ACCOUNTING AND FINANCIAL DISCLOSURES................   52
                 ---------------------------------------
PART III................................................................   53
   ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANTS........   53
                 -----------------------------------------------
   ITEM 11.      EXECUTIVE COMPENSATION.................................   53
                 ----------------------
   ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 -----------------------------------------------
                 AND MANAGEMENT.........................................   53
                 --------------
   ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........   53
                 ----------------------------------------------
PART IV.................................................................   54
   ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORT
                 -------------------------------------------------
                 ON FORM 8-K............................................   54
                 -----------
                 Financial Statements...................................   54
                 Report on Form 8-K.....................................   64

                 Exhibits...............................................   64
                 Financial Statement Schedule...........................   64

FINANCIAL STATEMENTS....................................................  F-1

FINANCIAL STATEMENT SCHEDULE............................................  S-1

                                     PART I

     Unless the context otherwise requires, the term "Company" or "ICG" means the combined business operations of ICG Communications, Inc. and its subsidiaries, including ICG Holdings (Canada) Co. (Holdings-Canada), ICG Holdings, Inc. (Holdings) and ICG Services, Inc. (ICG Services). All dollar amounts are in U.S. dollars. The Business section and other parts of this Report contain "forward-looking statements" intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes words such as "intends," "anticipates," "expects," "estimates," "plans" and "believes," and other similar words. Similarly, statements that describe the Company's future plans, objectives or goals also are forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results include, but are not limited to, the Company's ability to obtain financing necessary to fund its planned expansion, its dependence on increased traffic on the Company's facilities, the successful implementation of the Company's strategy of offering an integrated telecommunications package of local, long distance, enhanced telephony, wholesale and retail data services, the successful implementation of the Company's strategy to offer Internet access via emerging technologies, continued development of the Company's network infrastructure and actions of competitors and regulatory authorities.

ITEM 1.     BUSINESS
            --------

OVERVIEW

     The Company is a facilities-based communications provider and, based on revenue and customer lines in service, one of the largest non-incumbent competitive communications companies in the United States. The Company primarily offers voice and data services directly to business customers and offers network facilities and data management to Internet service provider (ISPs) customers. The Company's extensive network assets provide nationwide data services to an estimated 700 cities with 227 data points of presence (POPs). At year-end 1999, the Company had in service 730,975 customer lines and data access ports (referred to throughout this report as "lines"). Also, at year-end 1999, the Company had over 10,000 business customers and approximately 550 ISP customers. The Company believes that through its ISP customers it serves approximately 10% of the Internet users in the United States. The Company recognized $479.2 million of revenue in 1999, an increase of $175.9 million over 1998.

     As of December 31, 1999, approximately two-thirds of lines in service were for ISP customers. The Company provides data access and transport services to ISPs that in many cases rely on the Company to provide network ownership and management. During 1999, the Company began to implement its "Gateway Strategy," which includes meeting demand for multiple access methods to the Internet (such as dial-up, wireless and digital subscriber lines, or DSL) and to provide advanced network management and applications. The Company's current product offerings to the ISP market include dial-up products such as primary rate interface (PRI), remote access service (RAS) and Internet remote access service (IRAS) as well as broadband access services including T-1 and T-3 connections and DSL.

     The Company also provides high quality voice and data communications services to business customers, including local, long distance and enhanced telephony services, through its Internet protocol, circuit switch and regional fiber optic networks. In regional markets, ICG is a cost-efficient alternative to the area's incumbent local telephone company (ILEC) for business customers. The Company also provides interexchange services to long-distance carriers
(IXCs) and other customers. These "special access" services connect end-users to long-distance carriers' facilities, connect a long-distance carrier's facilities to the local telephone company central office and connect facilities of the same or different long-distance carrier.

     A focus of the Company's long-term strategy is to expand its national network and facilities, based upon existing demand under contract. The Company intends that this expansion will open major markets in which the Company can then extend its local business service. Network expansion is undertaken through a combination of constructing owned facilities and entering into long-term fiber and capacity agreements with other telecom carriers. Network build-out is designed to support increased future capacity demands.

     During 1999, ICG made significant investments in network expansion and new facilities. By year-end, the Company had:

     .    18,000 miles of long-haul broadband capacity under long-term leases;

     . 4,596 miles of local fiber capacity with an additional 531 miles under construction;

     . 71 voice and data switches, including 24 ATM switches (that deliver advanced voice, data and video services) 16 frame relay switches and 31 voice switches;

     .    147 collocation sites with incumbent telephone companies;

     .    145 ISP customer collocation sites;

     .    connection of 8,078 buildings to its network;

     .    VoIP network capability from most POP sites; and

     .    181 OC-48 and 3 OC-192 SONET transmission equipment systems.

     During 1999, in connection with its high level of growth, ICG took steps to streamline its business and focus on core operations. The Company sold non-core assets for net cash proceeds in excess of $400 million. Sales included the Company's retail ISP customer business and its Network Services and Satellite Services divisions. See "Sale of Assets and Discontinuance of Certain Businesses." The Company also centralized its provisioning process to maximize economies of scale and opened two new provisioning centers that replaced 30 regional centers. Additionally, the Company is deploying a comprehensive operating support system (OSS) from Telcordia Technologies, Inc. for quick and simplified provisioning service and initiating use of a new billing system from Saville, PLC, which the Company anticipates will be capable of managing a larger customer base and consolidating customer billing.

     The Company's business continues to grow principally as a result of increased Internet access demand, new technologies and increased market share for customers traditionally served by incumbent telephone companies. The Company's business plan calls for accelerated network expansion in 2000 into 22 new major metropolitan cities by year-end. The Company will continue to invest in developing and delivering new products and services to complete its portfolio of offerings to each market segment.

INDUSTRY

     The markets for the Company's products and services are growing at a substantial rate, driven in large part by new technologies and passage of the Federal Telecommunications Act of 1996 (Telecommunications Act).

     The U.S. Internet access market is expected to increase from approximately $18 billion in 1999 to over $48 billion in 2002, reflecting expanded market size as well as enhanced service offerings. Internet subscribers have grown dramatically in the past two years and will continue rapid growth as forecast for the coming three years. Growth in Internet use will come in the form of dial-up modem access in the near-term and transition to higher growth from emerging broadband access methods. Dial-up Internet access was estimated to increase from approximately 37 million at year-end 1998 to approximately 43 million by year-end 1999. At the same time, residential broadband subscribers were expected to grow from 1.5 million to 3.1 million. Over the next three years, at year-end 2002, dial-up Internet accounts are forecast to increase another 15% to nearly 50 million while broadband subscribers are forecast to grow over 500% to 20 million. In addition, the number of users per household and the time connected to the Internet is expected to increase. (See Forrester Research, Inc. Reports from 1998 and 1999) More users and more time on the Internet are expected to create continued, rapid increase in the demand for ISP access ports nationwide.

     Local telephone and data service is estimated to generate over $100 billion in annual revenues growing at approximately 3-5% per year. The local incumbent telephone companies are estimated to have a 95% share of this revenue. Competitive local exchange companies such as ICG are forecast to gain an increasing share of this large market.

     The Company is competing in the local, long distance, enhanced voice telephony and data communications markets to provide service to its business, ISP and interexchange customers. The Company believes it can maximize revenue and profit opportunities by leveraging its extensive network facilities to provide multiple communications services to its customers. The local voice telephony sector of the telecommunications industry has long been dominated by the ILECs. The Company's ability to compete in this industry has, however, been enhanced due to the passage of the Telecommunications Act and various competitive state regulatory initiatives. Due to these regulatory changes, non-ILEC providers such as the Company are now legally able to offer many communications services, including local dial tone and all interstate and intrastate switched services. Notwithstanding these regulatory changes, the ILECs have been slow to open their markets to competition, and the Company continues to face significant barriers in gaining access to the local telephony markets. See "Regulatory Activities."

MARKET OPPORTUNITY AND STRATEGY

Geographical Expansion

     In order to meet its customers' needs and maximize traffic across its network, ICG is expanding its footprint nationwide to deliver basic and enhanced voice and data services on Company-owned facilities. ICG's objective is to supply communications infrastructure for its business and ISP customers while adding new systems to serve application service providers (ASPs), a quickly emerging group of companies that deliver advanced communication services over the Internet.

     The Company anticipates expanding into 22 new markets during 2000. As the Company enters new markets, it is following a "smart build" network strategy. Consistent with this strategy, the Company plans to build-out its network to meet existing demand, yet the infrastructure and facilities are designed to support significantly greater capacity demands. The Company's expansion into new markets is supported by existing three- to five- year term contracts signed in the second-half of 1999 for over 700,000 new Internet access ports. The Company recently has begun offering Internet access services in six of these new markets and expects that it will be capable of delivering service in all 22 markets utilizing its own switch facilities by year-end 2000. It is intended that this expansion will enable the Company to deliver both voice and data products to its ISP and business customers.

     The Company's growth in the near term will be primarily driven from the ISP segment. However, its expanded geographical footprint and new OSS systems are intended to position the Company to accelerate growth in its business segment in 2001 and beyond.

Gateway Strategy

     The Company is building its network to deliver a broad range of Internet access methods and to support enhanced voice and data services to its customers both directly and by partnering with other companies. Geographical expansion is intended to be complemented with expanded product and service offerings as the Company seeks to provide a portfolio capable of supplying the telecommunications needs of its customers. The Company is developing bundled products, applications and services to deliver to its ISP and business customers which increases customer convenience and satisfaction. In turn, as customers demand multiple products and services, the Company intends to maximize customer retention and revenue per line while more efficiently employing facilities to deliver profitable growth.

     The Company's Gateway Strategy includes offering multiple access methods and more advanced network management features to ISP and ASP markets. As customers in these markets seek to grow their businesses, they frequently require broad geographical coverage, more sophisticated facilities and network management capabilities, as well as the capability to connect their end-use customers to the Internet via dial-up or broadband methods.

     In order to capture market share in the fast-growing Internet market, the Company seeks to reach the end-user customer by partnering with third party providers as well as through direct marketing channels. Today, the Company delivers Internet access for dial-up customers through its ISP customers and has partnered with Northpoint Communciations, Inc. (Northpoint) and

Covad Communications Group, Inc. (Covad) to deliver DSL services during 2000, and it plans to add additional partners to deliver DSL Internet access nationwide. The Company plans to introduce additional Internet access technologies as demand for new methods dictates.

     The Company provides direct broadband connections to its ISP and business customers through T-1 lines delivering 1.5 megabits of data per second (Mbps) and T-3 lines at 44.7 Mbps. Of the 8,078 buildings connected to the Company's switching facilities at year-end 1999, 963 were connected utilizing ICG broadband fiber connections.

     By adding new broadband customers or migrating existing dial-up customers to broadband services, the Company can deliver additional value-added services and applications that increase customer satisfaction, increase the value of each customer and increase the customer's reliance on ICG.

Advanced Services

     New products and technologies under the Gateway Strategy include advanced network services such as managing content, providing applications and managing Internet traffic. Advanced applications are intended to be offered both directly through ICG and through partnerships with other application providers. The Company is adding computing power within its network to support these new services. By the end of the third quarter 2000, the Company intends to have over 1000 central processing units, or servers, throughout its network including traffic, application and content servers.

     For example, traffic servers will enable the Company to provide caching services for its customers, which can increase the download speed of data by as much as 30% and improve network efficiency. The Company has already established a relationship with a provider to deliver Unified Messaging on its network. Other services that the Company plans to introduce in the year 2000 include virus protection within ICG's network, reducing individual protection requirements for customers, and Virtual Private Networks (VPNs) and Virtual Private Dial-up Networks (VPDNs). These services combine the functionality of private networks and employ the far reach and cost effectiveness of the Internet.

     With deployment of application and content servers on its network, the Company anticipates offering its customers network infrastructure to support services such as web and e-mail hosting, video and voice streaming applications and other media applications. The Company plans to introduce these and other advanced services in 2001 and beyond. With its extensive network, the Company expects that it will be able to deliver these products nationwide, as they are developed, providing revenue opportunities for ICG and its ISP and ASP partners.

     During 2000, the Company intends to build a new on-line, web-based customer management center. This center will allow ISPs to retain control over service levels to their retail customers while at the same time outsourcing their network requirements to ICG. Service level alerts and on-line reporting and provisioning are expected to be a part of this initiative.

     Although several new applications are being added to ICG's network in 2000 and 2001, significant new revenue from these applications is not expected to contribute meaningfully until 2002 and beyond. Additionally, the Company will rely on certain third party vendors to provide technical support and equipment to support these new applications and there can be no assurance that these vendors will perform in a timely or adequate manner.

PRODUCTS DESCRIPTIONS AND MAJOR CONTRACTS

Product Offerings

     Products and services offered by ICG as of year-end 1999 were the following:

 .  Local telephone service                                .  Remote access services (PRI/RAS /IRAS)
 .  Long distance telephone service                        .  Dedicated Internet access
 .  Caller ID                                              .  DSL
 .  Voice messaging                                        .  Voice over IP
 .  Call waiting                                           .  Enhanced IP services (content management)
 .  Speed dialing                                          .  Integrated access services
 .  Toll free service                                      .  SS7 services
 .  Remote access                                          .  Special access
 .  Conferencing                                           .  Switched access service
 .  Calling cards
 .  Fax services
 .  Enhanced messaging
 .  Integrated Access Service

Products and Services to ISP Customers

     In 1999, the Company complemented its PRI product with additional network services to ISPs including RAS and IRAS. PRI has been the traditional product that allows an ISP to connect to its customer by utilizing the Company's local access network. The dial-up customer calls the ISP and the call is routed to the Company through the public telephone service network. Using the Company's switch network, the Internet call is routed via a signal to the ISP remote access service modem bank, which is generally located at a collocation site provided by the Company. The ISP can either route the call to the Internet or to its network to terminate the call.

     To further support the ISP in its network needs, the Company introduced the RAS product. RAS utilizes the Company's switches and owned modem banks. This service provides modem access at the Company's own switch location, eliminating the need for ISPs to deploy modems physically at each of its POPs. RAS is a "connect-and-send" approach, which enables the Company to act as an aggregator for ISP traffic while limiting the ISP's capital deployment. RAS service reduces the ISP's capital expenditures by eliminating the need for ISPs to purchase separate modems, and transfers a portion of its network management responsibilities to the

Company. In 1999, the Company contracted for the provision of approximately 200,000 RAS lines.

     The Company also provides Internet RAS, or IRAS, which combines access, transport and routing services to deliver all Internet Protocol (IP) data packets either directly to the ISP or directly to the Internet bypassing the ISP. The IRAS product utilizes ICG's switch and data networks. The Company estimates that more than 65% of all of ICG's ISP traffic is routed directly to the Internet. IRAS enables regional or local ISPs to expand their geographical footprint outside their current physical locations without significant capital expenditures by carrying the ISP's out-of-region traffic on ICG's nationwide data network. During the third and fourth quarters of 1999, the Company signed long-term contracts to deliver approximately 500,000 IRAS lines.

Significant Contracts

     During 1999, ICG entered into several significant contracts for the provision of approximately 700,000 lines under its new ISP service offerings. These contracts include new RAS and IRAS lines and the upgrade of PRI lines to RAS. Primary contracts were:

     . In June 1999, the Company entered into a five-year agreement with a national integrated telecommunications provider, under which the customer has agreed to purchase 100,000 RAS lines from the Company.

     . In August 1999, the Company signed a long-term contract with a large national ISP to provide a minimum of 100,000 RAS lines to the ISP for a minimum five-year term.

     . In September 1999, the Company signed a three-year agreement with a leading provider of Internet access to provide IRAS. Throughout the term of the agreement, the Company will install up to 100,000 IRAS lines for the customer.

     . In October 1999, the Company entered into a three-year IRAS contract with a large e-commerce company. The customer is committed to purchase a minimum of 200,000 IRAS lines.

     . In November 1999, the Company signed an agreement with another national ISP to provide IRAS for a three-year period. Under this agreement, the ISP will purchase the use of a minimum of 150,000 RAS ports.

     Of a total of approximately 700,000 RAS and IRAS lines contracted in the second half of 1999, approximately 500,000 remained to be provisioned during 2000.

Commercial Services

     The services provided to the Company's commercial customers, to date principally small and medium-sized businesses, include competitive local dial tone, long distance, enhanced telephony features, data and dedicated or special access services. Competitive local dial tone services consist of basic local exchange lines and trunks for business, related line features (such as voice mail, direct inward dialing and custom calling features), calling card and long distance services (intraLATA or local toll calling, interLATA, intrastate and interstate). The Company believes that having a full complement of communications services will strengthen its overall market position and help the Company to better penetrate the local exchange marketplace.

     Although the Company carries some of its long distance traffic on its own switches, it also relies on obtaining long distance transmission capacity from third party carriers to provide its services. To fulfill its capacity needs, the Company has entered into transmission agreements that typically provide for transmission on a per minute basis with other long distance carriers. To reduce the cost of services, the Company leases point-to-point circuits on a monthly or longer term fixed cost basis where it anticipates high traffic volume. Private line services are generally used to connect the separate locations of a single business outside of the local calling area or LATA.

     Through a subsidiary, NikoNet, Inc., the Company also provides broadcast facsimile services and enhanced messaging services to financial institutions, corporate investor and public relations departments and other customers. NikoNet also provides facsimile to e-mail and e-mail to facsimile translation services. The NikoNet services leverage the Company's network and creates high margin minutes of use.

     On a limited basis, the Company is currently offering Integrated Access Service (IAS) and, based on current plans, intends to expand this offering by the second quarter of 2000. IAS is an enhanced service that can bundle local, long-distance and data services to be carried over a dedicated T-1 connection. Through equipment installed by the Company at the customers' premises and the Company's central offices, IAS provides expanded bandwidth for small to medium-sized business customers as an alternative to purchasing additional circuits. Data traffic, including Internet traffic, from IAS service offerings is carried over the Company's nationwide network.

     The Company is preparing to provide high-speed data transmission services through DSL technology primarily to business end-users. The Company currently sells this product on a wholesale basis to ISPs. DSL technology utilizes the existing ILEC twisted copper pair connection to the customer, which gives the customer significantly greater bandwidth and speed when connecting to the Internet. The Company has agreements to provide DSL services through third party vendors, including NorthPoint and Covad. These third-party vendors will provide DSL services to the Company and the Company's end-users in certain markets within the Company's footprint. The Company's DSL traffic in the specified markets will be routed by the third party DSL providers to the Company's ATM switches and transported by the Company either to the ISP, via a point-to-point connection or via IP technology, or directly to the Internet.

     To provide its voice telephony services, the Company operates local exchange networks in approximately 30 metropolitan markets located within the following regions: California (Sacramento, San Diego and portions of the Los Angeles, San Francisco and Oakland metropolitan areas); Colorado (Denver metropolitan area, Colorado Springs and Boulder); Ohio (Akron, Cincinnati, Cleveland, Columbus, and Dayton); the Southeast (Atlanta, Georgia; Birmingham, Alabama; Charlotte, North Carolina; Louisville, Kentucky; and Nashville, Tennessee); and Texas (Austin, Corpus Christi, Dallas, Houston and San Antonio).

Interexchange Services

     Special access
     --------------

     Special access or dedicated services are generally used to connect end-user customers to a long distance telephone carrier's facilities, to connect long distance carrier's facilities to the local telephone company's central offices, and to connect different facilities of the same long distance carrier or facilities of different long distance carriers all within the same LATA. As part of its "carrier's carrier" strategy, the Company targeted the transport between long distance company facilities and the local telephone company central offices, and, for high volume customers, between the long distance company and the end-user customer's office. In order to leverage its significant network investment, the Company also markets these services directly to ISPs and end-user business customers.

     Switched access
     ---------------

     Switched access services include interstate and intrastate transport and switching of calls between the long distance carrier's facilities and either the local telephone company's central offices or end-users. By performing the switching services, the Company can reduce the long distance carriers' local access costs, which constitute their major operating expense. The Company's Signaling System 7 (SS7) services provide signaling connections between long distance and local exchange carriers, and between long distance carriers' networks. SS7, sometimes referred to as "look-ahead routing," is used by local exchange companies, long distance carriers, wireless carriers and others to signal between network elements, creating faster call set-up that results in more efficient use of network resources. SS7 is the standard method for telecommunications signaling worldwide. The Company has deployed signal transfer points (STPs) throughout its networks to efficiently route SS7 data across the United States. SS7 is also the enabling technology for advanced intelligence network platforms, a set of services and signaling options that carriers can use to create new services or customer options. Carriers purchase connections into the Company's SS7 network and purchase connections to other local and long distance carriers on a monthly recurring basis. The Company has also developed a nationwide SS7 service with Southern New England Telecommunications Corporation (SNET), a subsidiary of SBC Communications, Inc. The Company believes that, together with SNET, it is one of the largest independent suppliers of SS7 services.

NETWORK AND FACILITIES

Overview

     The Company originally operated only local networks to service its business and interexchange customers. The Company acquired an extensive data network as part of its acquisition of NETCOM On-Line Communication Services, Inc. in 1998. During 1999, the Company began providing Internet access services to ISPs and other customers over its data network. The Company is currently expanding all of its existing networks, including its data network, and evaluating development of additional networks both inside and outside its existing footprint.

National Data Network

     To service its ISP customers, the Company owns and operates a Tier I nationwide data network which at December 31, 1999 included public and private peering locations, 227 POPs, 16 frame relay switches and high-performance routers connecting a backbone of 24 ATM switches and 18,000 miles of leased long-haul fiber lines in the United States. The data network connects to major public peering connections at MFS MAE East NAP (Washington, D.C.), MFS MAE West NAP (Santa Clara, California), PacBell NAP (San Jose, California), Sprint NAP (Newark, New Jersey) and Ameritech NAP (Chicago, Illinois). In addition, the Company has several private peering relationships with major ISPs. The network carries and will carry all IP data traffic associated with the Company's ISP business. The design and architecture of the physical network permits the Company to offer flexible, high-speed services to its customers.

Local Networks

     Currently, the Company's local network supports traditional competitive telephone and data services in five regions covering approximately 30 metropolitan areas in California, Colorado, Ohio, Texas and the Southeast. Regional network infrastructure consists of fiber optic cables, switching facilities, advanced electronics, transmission equipment and related wiring and equipment. At year-end 1999, the voice network contained 31 5E Lucent switches. The Company typically designs a ring architecture to make the voice network accessible to the largest concentration of business end-users in a given market. The Company's network is generally configured in redundant synchronous optical network (SONET) rings that offer the advantage of uninterrupted service in the event of a fiber cut or equipment failure, resulting in limited outages and increased network reliability in a cost efficient manner.

     Switched telephony services involve the transmission of voice, video or data to long distance carrier-specified or end-user-specified termination sites. The switch is required in order for the Company to provide the full range of local telephone services. By contrast, the special access services provided by the Company and other competitive local access providers to IXCs (discussed above under "Interexchange Services") involve a dedicated communications link or "pipe," usually between an end-user and a specific long distance carrier's POP. With a switch and interconnection to various carriers' networks, it is possible for the Company to direct a long distance carrier's traffic to any end-user regardless of whether the end-user is physically connected to the Company's owned or leased network.

Planned Capacity Upgrades

     In order to meet the requirements of its growing customer base, the Company intends to continue increasing the capacity of its national data network.
During 2000, ICG plans to increase its data network capacity to OC-48, capable of carrying 2,488 megabits of data per second, 16 times the OC-3 capacity the Company had at year-end 1999. If required, the Company has an option to further increase capacity on its network by a factor of four, to OC-192, prior to year-end 2000. The Company also plans to install up to 36 new gigabit routers during 2000 to further increase the capacity and efficiency of its network.

     ICG also intends to increase the number of voice and data switches on its network. The Company plans to add up to 35 new voice and data switches to its network during 2000. The Company will add a new switch in each of its 22 expansion markets and plans to add additional switches in its existing markets. In each of its expansion markets the Company will install equipment that will deliver Internet access and network management capabilities for its ISP customers, that is also expected to be capable of delivering basic and enhanced voice services for its ISP and business customers.

     These new services will support ISP and business customers. Examples include:

     .  Integrated Access Service;

     . Voice Over DSL (VoDSL), that bundles voice and data services over an existing copper line (the Company has signed a letter of intent with a DSL provider to jointly develop a VoDSL product);

     . Unified messaging, a service that integrates voice mail, e-mail and "follow-me" services that also utilizes the Company's nationwide VoIP network.

     The Company plans to install Lucent 5ESS switches in many of its new markets, capable of delivering both voice and data services. The Company is also testing technology that can potentially deliver these services on a more cost-effective basis using new "soft switch" technology. Assuming successful completion of this testing, the Company could install up to eight soft switches as part of its 35-switch expansion in 2000.

     The Company's data and voice networks are constructed to access long distance carriers as well as areas of significant end-user telecommunications traffic in a cost efficient manner. The construction period of a new network varies depending upon the scope of the activities, such as the number of backbone route miles to be installed, the initial number of buildings targeted for connection to the network backbone and the general deployment of the network infrastructure. Construction is planned to allow revenue-generating operations to commence prior to the completion of the entire network backbone. After installing the initial network backbone, extensions to additional buildings and expansions to other regions of a metropolitan area are evaluated, based on detailed assessments of market potential.

CUSTOMERS AND MARKETING

     The Company's major customers include national and regional ISPs, ASPs, other telecommunications providers, businesses and long distance carriers.

     The Company's primary marketing strategies to these customers are to offer a broad range of local, long distance, data, enhanced telephony and infrastructure provider services at cost-effective rates. The Company markets its service offerings through direct sales to end-users and wholesale accounts, through sales agents and, to a limited extent, by direct mail. The Company has developed three distinct internal sales channels, including a staff that sells and markets ISP services, one that targets telephony services to business customers and a third sales organization that is directed toward wholesale sales to IXC customers. The Company is focused on improving its customer service and provisioning process, which is essential for attracting and retaining customers. In addition to its customer care center and trained sales teams, the Company recently initiated CustomerConnections.net. This program assigns a Company vice president to each major account. These vice presidents work directly with the customer and the customers' existing account team to assist and develop the customer relationship with the Company. It is anticipated that through this contact, the Company will be able to better understand and respond to the needs of its customers.

     Further efforts are being made to increase customer satisfaction by improving the provisioning, billing and back office processes. With respect to provisioning, over the last year, the Company has increased its provisioning capacity with the addition of more than 200 new employees in network operations and the centralization of the process in a new national provisioning center. During 1999, the Company also began implementing a new billing technology from Saville, PLC which the Company anticipates will enhance its collection capabilities and improve customer service by providing customers with reliable, easy to understand invoices.

     Customer service and monitoring of the Company's network facilities and infrastructure are provided 24 hours per day, seven days per week. The Company has two network monitoring centers. The center in Englewood, Colorado monitors and manages the Company's regional fiber networks and provides high-level monitoring of the Company's local exchange switches and is also a back-up monitoring site for the Company's data network. The center located in San Jose, California specifically monitors and manages the Company's data network facilities.

COMPETITION

     The Company competes in several sectors of the telecommunications service industry, all of which are highly competitive. With respect to its ISP services, the Company expects that competition will continue to intensify as customers seek additional capacity to satisfy the continued growth of the Internet. In addition, numerous competitors, including major telecommunications carriers, are rapidly expanding their network capabilities in order to service the ISP industry. The Company believes that the primary competitive factors for the provision of network services are quality of service, network coverage, reliability, price and product innovation.

     The Company's competitors in the Internet access market possess (or will possess) significant network infrastructure enabling them to provide ISPs with capacity and access to the Internet. The Company's primary competitors in this segment include Level 3, UUNet, Verio, Concentric, PSINet and Splitrock. While the Company believes that its network and products will enable it to compete in this industry sector, some of the Company's competitors have significantly greater market presence, brand recognition and financial, technical and personnel resources than the Company. In addition, the Company believes that new competitors with significant resources will enter this market and construct networks similar to the Company's networks. There can be no assurance that the Company will be able to compete effectively with these companies.

     In the commercial sector, the Company competes in an environment dominated by the ILECs and GTE, which are among the Company's current competitors. The ILECs have long-standing relationships with their customers and provide those customers with various transmission and switching services. The ILECs also have the potential to subsidize access and switched services with revenue from a variety of businesses and historically have benefited from certain state and federal regulations that have provided the ILECs with advantages over the Company. Also included among the Company's current competitors in this sector are other CLECs, network systems integration service providers, microwave and satellite service providers, teleport operators and private networks built by large end-users. In addition to the ILECs, competitors in this industry sector include AT&T, MCI WorldCom and Qwest. Further, potential competitors have arisen using different technologies, including cable television companies, utilities, ISPs, ILECs outside their current local service areas, and the local access operations of long distance carriers. Many of the Company's actual and potential competitors have greater financial, technical and marketing resources than the Company.

     The Company is aware that consolidation of telecommunications companies, including mergers between certain of the ILECs, between long distance companies and cable television companies and between long distance companies and CLECs, and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, will give rise to increased competition. One of the primary purposes of the Telecommunications Act is to promote competition, particularly in the local telephone market. Since enactment, several telecommunications companies have indicated their intention to aggressively expand their ability to address many segments of the telecommunications industry, including segments in which the Company participates and expects to participate. This may result in more participants than can ultimately be successful in a given market.

     While strong competition currently exists in all sectors of the industry, the Company believes that the demand for enhanced voice and data services by business customers provides expanded opportunity for new providers such as the Company. There can be no assurance, however, that sufficient demand will exist for the Company's network services in its selected markets, that market prices will not dramatically decline or the Company will be successful in executing its strategy in time to meet new competitors, or at all.

REGULATORY ACTIVITY

     The Company's services are subject to significant federal, state and local regulation. The Company operates in an industry that is undergoing substantial change as a result of the passage of the Telecommunications Act of 1996.

     The Telecommunications Act opened the local and long distance markets to additional competition and changed the division of oversight between federal and state regulators. Under previous law, state regulators had authority over those services that originated and terminated within the state (intrastate) and federal regulators had jurisdiction over services that originated within one state and terminated in another state (interstate). State and federal regulators now share responsibility to some extent for implementing and enforcing the pro-competitive policies and the provisions for the Telecommunications Act.

     The Telecommunications Act generally requires ILECs to negotiate agreements to provide interconnection and nondiscriminatory access to their networks on more favorable terms than were previously available in the past. However, such new agreements are subject to negotiations with each ILEC that may involve considerable delays and may not necessarily be obtained on terms and conditions that are desirable to the Company. In such instances, the Company may petition the proper state regulatory agency to arbitrate disputed issues. Ultimately, the terms of an arbitrated agreement are subject to review by the federal courts.

     The Company executed interconnection agreements with many ILECs soon after passage of the Telecommunications Act of 1996. The initial terms of those agreements have expired or are soon expiring, and therefore the Company is in the process of renegotiating and extending the terms of the interconnection agreements. In certain instances, the Company has elected to arbitrate certain disputed issues, or has elected to adopt a new interconnection agreement based on an agreement previously executed between an ILEC and another CLEC. The Company has completed arbitration proceedings with BellSouth before the state commissions of Alabama, Florida, Georgia, Kentucky, North Carolina and Tennessee and with Ameritech before the Ohio state commission. The Company recently filed an arbitration petition with the Colorado state commission with respect to a successor interconnection agreement with US West and also is in arbitration with Southwestern Bell Telephone Company over certain disputed issues. Although the arbitration decisions issued to date have been largely favorable to the Company there can be no assurance that the Company will be able to continue to negotiate and/or arbitrate acceptable new interconnection agreements.

     On August 8, 1996, in two separate decisions, the Federal Communications Commission (FCC) adopted rules and policies implementing the local competition provisions of the Telecommunications Act. The FCC, among other things, adopted national guidelines with respect to the unbundling of ILECs' network elements, resale of ILEC services, the pricing of interconnection services and unbundled elements, and other local competition issues. Numerous parties appealed both of the FCC's orders to the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit Court), and in 1997, the Eighth Circuit Court issued a decision which upheld certain of the FCC's rules but reversed many of the FCC's rules on other issues, including the pricing rules.

     On January 25, 1999, the United States Supreme Court (Supreme Court) largely reversed the Eighth Circuit Court's decision and reestablished the validity of many of the FCC's interconnection rules, including the FCC's jurisdiction to adopt pricing guidelines under the Telecommunications Act. The Supreme Court also upheld the FCC's "pick-and-choose" rules, which allow CLECs to adopt individual rates, terms and conditions from agreements that an ILEC has with other carriers. The Supreme Court did not, however, evaluate the specific pricing methodologies adopted by the FCC, and the appellate court will further consider those methodologies. Additionally, the Supreme Court vacated the FCC rules defining what network elements must be unbundled and made available to the CLECs by the ILECs. The Supreme Court held that the FCC must provide a stronger rationale to support the degree of unbundling ordered. As a result, the FCC conducted a new rulemaking proceeding that adopted new rules on unbundled network elements. On November 5, 1999, the FCC issued a decision in this rulemaking proceeding, which established a new list of unbundled network elements that must be provided by the ILECs.

     The Company believes that it is entitled to receive reciprocal compensation from ILECs for the transport and termination of Internet traffic originated from ILEC customers as local traffic pursuant to various interconnection agreements. Certain of the ILECs have not paid most of the bills they have received from the Company and have disputed substantially all of these charges based on the argument that ISP traffic is not local traffic as defined by the various interconnection agreements and under state and federal laws and public policies. The resolution of these disputes has been and will continue to be based on rulings by state public utility commissions and/or by the FCC, and/or by negotiations between the Company and the ILECs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity - Transport and Termination Charges."

Federal Regulation

     The Company generally operates as a regulated carrier with fewer regulatory obligations than the ILECs. The Company must comply with the requirements of the Telecommunications Act, such as offering service on a non-discriminatory basis at just and reasonable rates. The FCC treats the Company as a non-dominant carrier. The FCC has established different levels of regulation for dominant and non-dominant carriers. Of domestic common carriers, only the ILECs are classified as dominant carriers for the provision of access services, and all other providers of domestic common carrier services are classified as non-dominant. Under the FCC's streamlined regulation of non-dominant carriers, the Company currently must file tariffs with the FCC for domestic and international long distance services on an ongoing basis. The Company's provision of international long distance services requires prior authorization by the FCC pursuant to Section 214 of the Telecommunications Act, which the Company has obtained. The FCC recently eliminated the requirement that non-dominant interstate access carriers file tariffs. The Company is not subject to price cap or rate-of-return regulation, nor is it currently required to obtain FCC authorization for the installation or operation of its fiber optic network facilities used for services in the United States.

State Regulation

     In general, state public utility commissions have regulatory jurisdiction over the Company when Company facilities and services are used to provide local and other intrastate telecommunications services. Under the Telecommunications Act, state commissions continue to set regulatory requirements for providers of local and intrastate long distance services, including quality of services criteria. State regulators can set prices for interconnection by CLECs with the ILEC networks and also have the authority to set prices for the provision of unbundled network elements by the ILECs. In certain states, the state commission has the authority to scrutinize the rates charged by CLECs for intrastate long distance and local services. The Company's provision of local dial tone and intrastate switched and dedicated services are classified as intrastate and therefore subject to state regulation. To provide intrastate service (particularly local dial tone service), the Company generally must obtain a Certificate of Public Convenience and Necessity (CPCN) from the state regulatory agency prior to offering service. In most states, the Company also is required to file tariffs setting forth the terms, conditions and prices for services that are classified as regulated intrastate services, and to update or amend its tariffs as rates change or new products are added. The Company may also be subject to various reporting and record-keeping requirements.

     The Company currently holds CPCNs (or their equivalents) to provide competitive local services in the following states: Alabama, California, Colorado, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Kansas, Kentucky, Massachusetts, Missouri, Montana, Nevada, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Washington, D.C., West Virginia, and Wisconsin. Additionally, the Company holds CPCNs (or their equivalents) to provide intrastate long distance services in the following states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and Wyoming. Applications currently are pending for CLEC authority in Arizona, Connecticut, Louisiana, Maryland, Michigan and New Mexico.

Local Government Authorizations

     Under the Telecommunications Act, local authorities retain jurisdiction under applicable state law to control the Company's access to municipally owned or controlled rights of way and to require the Company to obtain street opening and construction permits to install and expand its fiber-optic network. In addition, many municipalities require the Company to obtain licenses or franchises (which generally have terms of 10 to 20 years) and to pay license or franchise fees, often based on a percentage of gross revenue, in order to provide telecommunications services, although in certain states including California and Colorado, current state law prescribes the amount of such fees. There is no assurance that certain cities that do not impose fees will not seek to impose fees, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the ILECs have been excused from paying such franchise fees or pay fees that are materially lower than those required to be paid by the Company for access to public rights of way. However, under the Telecommunications Act, while municipalities may still regulate use of their streets and rights of way, municipalities may not prohibit or effectively prohibit any entity from providing any telecommunications services. In addition, the Telecommunications Act requires that local governmental authorities treat telecommunications carriers in a non-discriminatory and competitively neutral manner. If any of the Company's existing franchise or license agreements are terminated prior to their expiration dates or not renewed, and the Company is forced to remove its fiber from the streets or abandon its network in place, such termination could have a material adverse effect on the Company.

     The Company also engages in a variety of unregulated activities. Among the unregulated activities is the provision of managed modem services.

Financing Activities

1999 Activities

     On August 12, 1999, two of the Company's subsidiaries, ICG Equipment Inc. (ICG Equipment) and NetAhead, entered into a $200.0 million senior secured financing facility (Senior Facility) consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. During the year ended December 31, 1999, these subsidiaries borrowed $80.0 million under the loans at interest rates ranging from LIBOR plus 3.125% to 3.5% or 9.35% to 9.67%. Quarterly repayments on the debt commence at various dates beginning September 30, 1999 with remaining outstanding balances maturing on June 30, 2005 for the $100.0 million term loan and the $25.0 million line of credit and March 31, 2006 for the $75.0 million term loan. The terms of the Senior Facility provide customary limitations on the use of proceeds, additional indebtedness, investments, asset sales, dividends, prepayment of the Senior Facility and other indebtedness and certain other transactions. Additionally, ICG Services, ICG Equipment and NetAhead are subject to certain financial covenants based on their results of operations. During 1999 and January 2000, the credit agreement for the Senior Facility was amended to ensure that ICG Services and its subsidiaries would remain in compliance with the financial covenants of the Senior Facility.

Subsequent Activities

     During the first quarter of 2000, ICG Services signed letters of intent with its two biggest vendors, Lucent Technologies, Inc. and Cisco Systems, Inc., to obtain financing on future equipment purchases. The Company believes that these financing agreements, if consummated, will better enable the Company to fund its scheduled network expansion through the purchase of Lucent and Cisco equipment. The Lucent credit agreement will provide ICG Services with up to $250.0 million of capital which can be drawn down during the year following the closing to purchase network equipment. Under the terms of the agreement, ICG Services will commit to purchase a minimum of $175.0 million of equipment and the remaining $75.0 million will be available to purchase equipment if and when the Company obtains equity financing. The Lucent financing will provide for a five-year repayment schedule and will require quarterly principal repayments beginning in

June 2001. The Cisco credit facility will provide ICG Services with up to $180 million of capital lease financing with a three-year repayment term.

     In February 2000, the Company announced that it had arranged to sell approximately $750.0 (before estimated expenses and fees of $45.0 million) million of convertible preferred stock in the Company to three investors: affiliates of Liberty Media Corporation (Liberty), Hicks, Muse, Tate & Furst Incorporated (Hicks Muse) and Gleacher Capital Partners (Gleacher). Under the terms of the transaction, Liberty will invest $500.0 million, Hicks Muse will invest $230.0 million and Gleacher will invest $20.0 million in exchange for a total of 750,000 shares of Series A convertible preferred stock at $1,000 per share. The preferred stock will be convertible into the Company's common stock at a conversion rate of $28.00 per common share. The Company will also issue 10 million common stock warrants which will be exercisable at $34.00 per share. The proceeds from this new equity investment will be used principally by the Company to fund network expansion. It is expected that this equity financing will close during the second quarter of 2000.

     Also in February 2000, the Company and Teligent, Inc. (Teligent) agreed to a common stock share exchange whereby the Company will purchase one million shares of Teligent and Teligent will acquire 2,996,076 of the Company's shares. The Company anticipates that this share exchange may create business opportunities and improve operating efficiencies for both companies. The pricing for each company's shares was based on the average closing price of the shares of the respective company for the ten day period immediately prior to the announcement of the transaction.

     While the Company anticipates that the Lucent and Cisco debt financing transactions, the preferred stock investment and the Teligent share exchange will be consummated during the second quarter of 2000, there is no assurance that the Company will be able to close these transactions on acceptable terms and conditions. In the event the Company is not able to finalize one or more of these transactions, its ability to undertake its network expansion and execute its business plan could be materially adversely affected. See Part II, "Liquidity and Capital Resources."

SALE OF ASSETS AND DISCONTINUANCE OF CERTAIN BUSINESSES

     To better focus its efforts on its core operations, the Company has disposed of certain assets which management believes did not complement its overall business strategy. The Company will from time to time evaluate all of its assets as to its core needs and, based on such analysis, may sell or otherwise dispose of assets which management does not believe complement its overall business strategy.

Sale of Operations of NETCOM

     On January 21, 1998, the Company acquired NETCOM On-Line Communications Services, Inc. (NETCOM), a provider of Internet connectivity and Web site hosting services and other value-added services located in San Jose, California. On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc. (MindSpring), an ISP located in Atlanta, Georgia. Total proceeds from the sale were $245.0 million, consisting of $215.0 million in cash and 376,116 shares of unregistered common stock of MindSpring, valued at approximately $79.76 per share at the time of the transaction. Assets and liabilities sold to MindSpring included those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. On March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations for total proceeds of approximately $41.1 million. Specifically, MetroNET Communications Corp. (MetroNET), a Canadian entity, and Providence Equity Partners (Providence), located in Providence, Rhode Island, together purchased the 80% interest in NETCOM Canada Inc. owned by NETCOM for approximately $28.9 million in cash. Additionally, Providence purchased all of the capital stock of NETCOM Internet Limited, NETCOM's subsidiary in the United Kingdom, for approximately $12.2 million in cash. The Company realized a combined gain on the NETCOM transactions of approximately $195.5 million, net of income taxes of approximately $2.0 million. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented.

     In conjunction with the sale to MindSpring, the legal name of the Company's NETCOM subsidiary was changed to ICG NetAhead, Inc. (NetAhead). NetAhead retained the domestic Internet backbone assets formerly owned by NETCOM which as of December 31, 1999 included 227 POPs serving approximately 700 cities nationwide. Commencing in the first quarter of 1999, NetAhead began to utilize these retained network operating assets to provide wholesale Internet access and enhanced network services to MindSpring. On February 17, 1999, the Company entered into an agreement to provide IRAS, dedicated internet access and toll free service to MindSpring for a one-year period. Under the Agreement, the Company provides MindSpring with IRAS ports at a fixed fee in exchange for a minimum of $27.0 million. MindSpring utilizes the capacity under the RAS ports to provide Internet access to MindSpring's dial-up services customers. In addition, under this agreement the Company receives for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM. The MindSpring contract is currently operating under a 90-day extension that ends in May 2000, and discussions are on going between the Company and MindSpring to extend the business relationship beyond May 2000.

Discontinuance of Network Services and Satellite Services Businesses.

     On July 15, 1999, the Company's board of directors adopted a formal plan to dispose of the Company's wholly-owned subsidiaries, ICG Fiber Optic Technologies, Inc. and Fiber Optic Technologies of the Northwest, Inc. (collectively, Network Services) and ICG Satellite Services, Inc. and Maritime Telecommunications Network, Inc. (collectively, Satellite Services), through the sales of such businesses for cash proceeds. On October 22, 1999, the Company completed the sale of all the capital stock of Network Services to an unrelated third party for total proceeds of $23.9 million. On November 30, 1999, the Company also completed the sale of all of the capital stock of Satellite Services to an unrelated third party for cash proceeds of $98.1 million. The Company recorded a loss on the disposal of Network Services of $10.9 million. The Company recorded a gain on the disposal of Satellite Services of $48.7 million. For the years ended December 31, 1997, 1998 and 1999, Network Services and Satellite Services combined reported revenue of $99.3 million, $94.3 million and $104.2 million, respectively, and EBITDA losses (before non-recurring and non-cash charges) of $1.3 million for the year ended December 31, 1997 and EBITDA earnings (before non-recurring and non-cash charges) of $1.3 million and $13.5 million for the years ended December 31, 1998 and 1999, respectively. The

Company's consolidated financial statements reflect the operations of Network Services and Satellite Services as discontinued for all periods presented.

Discontinuance of Operations of Zycom.

     Due primarily to the loss of a major customer, which generated a significant obligation under a volume discount agreement with its call transport provider, the board of directors of Zycom Corporation (Zycom), a 70%-owned subsidiary of the Company, approved a plan on August 25, 1998 to wind down and ultimately discontinue Zycom's operations. On October 22, 1998, Zycom completed the transfer of all customer traffic to other providers and on January 4, 1999, the Company completed the sale of the remainder of Zycom's long-lived operating assets to an unrelated third party for total proceeds of $0.2 million. As Zycom's assets were recorded at estimated fair market value at December 31, 1998, no gain or loss was recorded on the sale during the year ended December 31, 1999. For the years ended December 31, 1997 and 1998, Zycom reported revenue of $28.3 million and $17.0 million, respectively, and EBITDA losses (before non-recurring and non-cash charges) of $2.4 million and $2.9 million, respectively. The Company reported no income or loss from operations for the year ended December 31, 1999. The Company's consolidated financial statements reflect the operations of Zycom as discontinued for all periods presented.

EMPLOYEES

     As of December 31, 1999, the Company employed a total of approximately 2,853 individuals on a full-time basis. None of the Company's employees is represented by a union. The Company has not experienced any strikes or work stoppages and believes that relations with its employees are satisfactory.

     The Company believes that its ability to successfully implement its business strategy will depend on its continued ability to attract and retain qualified employees, which in the current competitive environment is becoming increasingly difficult. The Company expects to continue to add employees to the organization, particularly in the areas of operations and sales. The Company expects to employ an additional 300-400 employees during the next year. In order to attract and retain highly qualified employees, the Company believes that it is imperative to maintain a competitive compensation program. Included in the Company's compensation program are non-cash benefit programs, including a 401(k) program, stock option grants and a bonus package which is based on both individual and Company performance. The Company believes that it generally offers compensation packages which are comparable with those of its competitors who are similar in size and capital structure. Due to the existing labor market, qualified personnel are difficult to recruit and retain and the Company cannot guarantee that it will be able to attract and retain the personnel necessary to implement its business strategy.

TRADEMARKS AND TRADE NAMES

     The Company filed United States federal trademark applications for the marks "ICG", "ICG Communications", "ICG Communications, Inc.", "ICG Telecom Group, Inc.", "NetAhead", "ICG NetAhead" and "ICG NetAhead, Inc.". The Company also filed a separate United States federal trademark application for the diamond logo used in conjunction with ICG on March 20, 1997. The trademark "ICG Communications, Inc." was registered on December 7, 1999. The other applications are pending and the Company has no assurance that they will be granted. In addition, the company filed United States service mark applications for "Let's Talk About Your Business" on March 24, 1998 and "Hello, ICG" on March 4, 1999. These applications are pending and the Company has no assurance that they will be granted. The domain name icgcommunications.com was registered March 14, 1998.

ITEM 2.  PROPERTIES
         ----------

     The Company's physical properties include owned and leased space for offices, storage and equipment rooms and collocation sites and POPs. Additional space may be purchased or leased by the Company as networks are expanded. The Company owns a 30,000 square-foot building located in Englewood, Colorado that houses a portion of the Company's Telecommunications Services business.

     As of December 31, 1999, the Company leased approximately 230,419 square feet of office and operations space in the Denver metropolitan area and approximately 1,531,498 square feet in other areas of the United States outside of Denver. Further, NetAhead leased an additional 227,472 square feet for its POP sites at over 270 locations across the country.

     Effective January 1, 1999, ICG Services purchased the Company's corporate headquarters building, land and improvements (collectively, the Corporate Headquarters) for approximately $43.4 million. The Corporate Headquarters is approximately 239,749 square feet. ICG Services financed the purchase primarily through a mortgage granted in favor of an affiliate of the seller, which encumbers the Corporate Headquarters. Effective May 1, 1999, the Corporate Headquarters was transferred to ICG 161, L.P., a special purpose limited partnership owned 99% by a subsidiary of ICG Services and 1% by an affiliate of the mortgagee and seller, and ICG 161, L.P. assumed the loan secured by the mortgage. The partnership agreement for ICG 161, L.P. grants to the one-percent partner an option to acquire all of ICG Service's subsidiary's interest in the partnership for a purchase price of $43.1 million, which option is exercisable from January 1, 2004 through January 31, 2012.

     Effective December 10, 1999, a subsidiary of ICG Services acquired an 8.36 acre parcel of vacant ground located adjacent to the Corporate Headquarters for approximately $3.3 million. The Company plans to use this parcel in connection with the expansion of its Corporate Headquarters.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     On April 4, 1997, certain shareholders of Zycom, a discontinued subsidiary of the Company, filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas against the Company, Zycom and certain of their subsidiaries. The complaint, which has been amended numerous times, alleges that the Company and certain of its subsidiaries breached certain fiduciary duties owed to the plaintiffs. The plaintiffs were denied class certification by the trial court and this decision has been upheld on appeal. A trial date has been set for May 2000. The Company is vigorously preparing to defend against the plaintiffs' claims at trial. While it is not possible to predict the outcome of litigation, management believes this proceeding will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     In August 1999, the Company commenced litigation against International Business Machines (IBM) in the United States District Court for District of Colorado to recover approximately $19.0 million it paid for customization of IBM's Integrated Customer Management System (ICMS). The Company has asserted claims against IBM for breach of contract, unjust enrichment and breach of warranty. IBM has asserted a counterclaim in the amount of $2.6 million for non-payment of invoices for work it performed on the ICMS project. While it is not possible to predict the outcome of this litigation, management believes that it will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     The Company is a party to certain other litigation that has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company is not involved in any administrative or judicial proceedings relative to an environmental matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           ---------------------------------------------------------------------

     ICG Common Stock, $.01 par value per share, has been quoted on the Nasdaq National Market (Nasdaq) since March 25, 1997 under the symbol "ICGX" and was previously listed on the American Stock Exchange (AMEX), from August 5, 1996 to March 24, 1997 under the symbol "ICG." Prior to August 5, 1996, Holdings-Canada's common shares had been listed on the AMEX under the symbol "ITR" from January 14, 1993 through February 28, 1996, and under the symbol "ICG" thereafter through August 2, 1996. Holdings-Canada Class A Common Shares (the Class A Shares) ceased trading on the AMEX at the close of trading on August 2, 1996. The Class A Shares, which were listed on the Vancouver Stock Exchange
(VSE) under the symbol "IHC.A," ceased trading on the VSE at the close of trading on March 12, 1997. During 1998, all of the remaining Class A Shares outstanding held by third parties were exchanged into shares of ICG Common Stock.

     The following table sets forth the high and low sales prices of ICG Common Stock as reported on Nasdaq for the quarterly periods indicated:

                                                                   Nasdaq National Market
                                                         ---------------------------------------
                                                                High                  Low
                                                         -----------------     -----------------
1998:
     First Quarter                                                $44.25                $24.38
     Second Quarter                                                38.88                 28.50
     Third Quarter                                                 36.63                 15.50
     Fourth Quarter                                                26.56                 11.13

1999:
     First Quarter                                                $24.13                $15.25
     Second Quarter                                                28.56                 16.81
     Third Quarter                                                 28.13                 15.00
     Fourth Quarter                                                21.94                 13.94

2000:
     Through March 27, 2000                                       $39.25                $16.31

     See the cover page of this Annual Report for a recent bid price and related number of shares outstanding of ICG Common Stock. On March 27, 2000, there were 257 holders of record.

     The Company has never declared or paid dividends on ICG Common Stock and does not intend to pay cash dividends on ICG Common Stock in the foreseeable future. The Company intends to retain future earnings, if any, to finance the development and expansion of its business. In addition, the payment of any dividends on ICG Common Stock is effectively prohibited by the restrictions contained in the Company's indentures relating to its senior indebtedness and in the Second Amended and Restated Articles of Incorporation of Holdings, which prohibit Holdings from making any material payment to the Company. Certain of the Company's debt facilities also contain covenants that restrict the Company's ability to pay cash dividends.

     In April 1998, ICG Services sold $405.3 million principal amount at maturity ($250.0 million original issue price) of 9 7/8% Senior Discount Notes due 2008 (the 9 7/8% Notes). Morgan Stanley & Co. Incorporated acted as placement agent for the offering and received placement fees of approximately $7.5 million. In February 1998, ICG Services sold $490.0 million principal amount at maturity ($300.6 million original issue price) of 10% Senior Discount Notes due 2008 (the 10% Notes). Morgan Stanley & Co. Incorporated acted as placement agent for the offering and received placement fees of approximately $9.0 million.

     In September and October 1997, ICG Funding, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (ICG Funding), completed a private placement of $132.3 million of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the 6 3/4% Preferred Securities). The 6 3/4% Preferred Securities are mandatorily redeemable November 15, 2009 at the liquidation preference of $50.00 per security, plus accrued and unpaid dividends. Dividends on the 6 3/4% Preferred Securities are cumulative at the rate of 6 3/4% per annum and are payable in cash through November 15, 2000 and, thereafter, in cash or shares of ICG Common Stock at the option of ICG Funding. The 6 3/4% Preferred Securities are exchangeable, at the option of the holder, into ICG Common Stock at an exchange price of $24.025 per share, subject to adjustment. ICG Funding may, at its option, redeem the 6 3/4% Preferred Securities at any time on or after November 18, 2000. Prior to that time, ICG Funding may redeem the 6 3/4% Preferred Securities if the current market value of ICG Common Stock equals or exceeds the exchange price by 150%, for at least 20 days of any consecutive 30-day trading period, through November 15, 2000. Morgan Stanley & Co. Incorporated and Deutsche Morgan Grenfell Inc. acted as placement agents for the offering and received aggregate placement fees of approximately $4.0 million.

     In March 1997, Holdings sold $176.0 million principal amount at maturity ($99.9 million original issue price) of 11 5/8% Senior Discount Notes due 2007 (the 11 5/8% Notes) and 100,000 shares of 14% Preferred Stock Mandatorily Redeemable 2008 (the 14% Preferred Stock), having a liquidation preference of $1,000 per share. These securities are guaranteed by the Company on a full and unconditional basis. Morgan Stanley & Co. Incorporated acted as placement agent for the offering and received placement fees of approximately $7.5 million.

     Each of the foregoing offerings was exempt from registration pursuant to Rule 144A under the Securities Act. Sales were made only to "qualified institutional buyers," as defined in Rule 144A under the Securities Act, and other institutional accredited investors. The securities sold in each of the foregoing offerings were subsequently registered under the Securities Act.

     In October 1997, the Company issued 687,221 shares of ICG Common Stock (the CBG Shares) to certain shareholders of Communications Buying Group, Inc. (CBG), an Ohio based local exchange and Centrex reseller, in connection with the acquisition of CBG for a purchase price of approximately $16.0 million. The sale of the CBG Shares was exempt from registration under Section 4(2) of the Securities Act because the offers and sales were made to a limited number of investors in a private transaction. Resale of the CBG Shares was subsequently registered on a Form S-3 registration statement which was declared effective on October 31, 1997.

     In July 1998, the Company issued 145,997 shares of ICG Common Stock in connection with the acquisition of DataChoice Network Services, L.L.C. (DataChoice), valued at approximately $32.88 per share on the date of the sale (the DataChoice Shares). The sale of the DataChoice Shares was exempt from registration under Section 4(2) of the Securities Act because the offers and sales were made to a limited number of investors in a private transaction. Resale of the DataChoice Shares was subsequently registered on a Form S-3 registration statement which was declared effective on April 2, 1999.

     Also in July 1998, the Company issued 356,318 shares of ICG Common Stock in connection with the acquisition of NikoNet Inc., CompuFAX Acquisition Corp. and Enhanced Messaging Services, Inc. (collectively, NikoNet), valued at approximately $30.03 per share on the date of the sale (the NikoNet Shares).
The sale of the NikoNet Shares was exempt from registration under Section 4(2) of the Securities Act because the offer and sales were made to a limited number of investors in a private transaction.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     The selected financial data for the fiscal years ended September 30, 1995 and 1996, the three months ended December 31, 1996 and the years ended December 31, 1997, 1998 and 1999 has been derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report. The Company's development and expansion activities, including acquisitions, during the periods shown below materially affect the comparability of this data from one period to another. The Company's consolidated financial statements reflect the operations of Zycom, NETCOM, Network Services and Satellite Services as discontinued for all periods presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                           Three
                                                                           Months
                                        Fiscal Years Ended                 Ended
                                          September 30,                 December 31,               Years Ended December 31,
                             -------------------------------------------------------------------------------------------------------
                                      1995             1996                 1996             1997            1998             1999
                             -------------------------------------------------------------------------------------------------------
                                                           (in thousands, except per share amounts)
Statement of Operations
 Data:
Revenue (1)                        $  30,906          72,731                27,307         149,358          303,317          479,226
Operating costs and expenses:
  Operating costs                     20,924          65,436                27,018         147,338          187,260          238,927
  Selling, general and
     administrative expenses          32,671          45,150                16,895         121,884          158,153          239,756
  Depreciation and amortization       10,399          24,041                 8,266          49,836           91,927          174,239
  Provision for impairment of
     long-lived assets                 2,000           9,800                     -           5,169                -           31,815
  Restructuring costs                      -               -                     -               -            1,786                -
  Other, net                             241           1,030                  (805)            292            4,877              387
                                    --------         -------              --------         -------           ------          -------
    Total operating costs
    and expenses                      66,235         145,457                51,374         324,519          444,003          685,124
    Operating loss                   (35,329)        (72,726)              (24,067)       (175,161)        (140,686)       (205,898)


Interest expense                     (23,190)        (85,299)              (24,441)       (117,521)        (170,015)       (212,420)
Other income, net                      3,398          14,182                 5,885          21,404           27,283          13,778
                                   -------------------------------------------------------------------------------------------------
Loss from continuing operations
   before income taxes, preferred
   dividends, share of losses,
   extraordinary gain and
   cumulative effect of change in
   accounting                        (55,121)       (143,843)              (42,623)       (271,278)        (283,418)       (404,540)
Income tax benefit (expense)               -           5,305                    (1)              -              (90)            (25)
Accretion and preferred dividends
   on preferred securities of
   subsidiaries net of minority
   interest in share of losses       (1,764)        (27,598)               (5,529)        (39,019)         (55,183)         (61,897)
Share of losses of joint venture       (741)         (1,814)                    -               -                -                -
                                  --------------------------------------------------------------------------------------------------
Loss from continuing operations
   before extraordinary gain and
   cumulative effect of change in
   accounting                       (57,626)       (167,950)              (48,153)        (310,297)       (338,691)        (466,462)
Net (loss) income from
   discontinued operations          (33,086)        (56,969)              (13,161)        (50,438)         (79,354)          36,789
Extraordinary gain on sales of
   operations of  NETCOM                  -               -                     -               -                -          195,511
Cumulative effect of change in
   accounting (1)                         -          (3,453)                    -               -                -                -
                                    --------         -------              --------         -------           ------          -------
  Net loss                       $  (90,712)       (228,372)              (61,314)       (360,735)        (418,045)        (234,162)
                                 ==================================================================================================
 Loss per share from continuing
   operations - basic and diluted    $(1.87)          (4.55)                (1.15)          (7.30)           (7.49)           (9.90)
                                 ===================================================================================================
Net loss per share - basic and
  diluted                            $(2.94)          (6.19)                (1.47)          (8.49)           (9.25)           (4.97)
                                 ===================================================================================================
Weighted average number of
  shares outstanding - basic
  and diluted (2)                    30,808          36,875                41,760          42,508           45,194           47,116
                                 ===================================================================================================

                                                            (Continued)

                                                                       Three
                                                                       Months
                                     Fiscal Years Ended                Ended
                                        September 30,               December 31,             Years Ended December 31,
                           ----------------------------------------------------------------------------------------------------
                                      1995            1996             1996           1997            1998             1999
                           ----------------------------------------------------------------------------------------------------
                                                          (in thousands, except per share amounts)
Other Data:
Net cash (used) provided by
  operating activities             $ (41,947)        (29,375)           200        (106,761)        (100,060)          21,083
Net cash used by investing
  activities                         (65,772)       (137,148)       (79,621)       (422,585)        (343,561)        (186,971)
Net cash provided (used) by
  financing activities               377,772         365,272         (1,741)        308,804          525,601           67,018
EBITDA (3)                           (24,930)        (48,685)       (15,801)       (125,325)         (48,759)         (31,659)
EBITDA (before non-recurring and
  non-cash charges) (3)              (22,689)        (37,855)       (16,606)       (119,864)         (42,096)             543
Capital expenditures of
  continuing operations (4)           82,623         162,510         67,515         261,318          356,036          735,233
 Capital expenditures of
  discontinued operations (4)         49,714          68,789         11,336          25,533           38,891           12,264

Balance Sheet Data:
Cash, cash equivalents and
  short-term investments
  available for sale               $ 268,688         458,640        392,921         232,855          262,307          125,507
Net current assets (liabilities) of
  discontinued operations (5)        135,419          62,173         68,950          58,586               66             (529)
Working capital (deficit)            381,006         499,810        415,247         263,674          294,934          (67,761)
Property and equipment, net          169,907         308,615        374,924         603,988          908,058        1,525,680
Net non-current assets of
  discontinued operations (5)        108,604         149,378        154,481         128,206          102,774                -
Total assets                         737,099       1,066,224      1,071,699       1,205,331        1,589,647        2,020,621
Current portion oflong-term debt and
  capital lease obligations           17,509           7,661         24,877           7,096            4,892            8,886
Long-term debt and capital lease
  obligations, less current
  portion                            397,168         739,308        761,135         957,508        1,661,944        1,969,249
Redeemable preferred
  securities of subsidiaries          24,336         153,318        159,120         420,171          466,352          519,323
Common stock and additional paid
  -in capital                        420,516         504,851        508,182         534,290          577,940          599,760
Accumulated deficit                 (152,487)       (380,859)      (430,682)       (791,417)      (1,209,462)      (1,443,624)
Stockholders' equity (deficit)       268,001         125,203         78,711        (256,983)        (631,177)        (843,864)

(1) During the fiscal year ended September 30, 1996, the Company changed its method of accounting for long-term telecom services contracts to recognize revenue as services are provided. Other than the cumulative effect of adopting this new method of accounting, the effect of this change in accounting for the periods presented was not significant.

(2) Weighted average number of shares outstanding for the fiscal year ended September 30, 1995 represents Holdings-Canada common shares outstanding. Weighted average number of shares outstanding for the fiscal year ended September 30, 1996, the three months ended December 31, 1996, and the years ended December 31, 1997 and 1998 represents Holdings-Canada common shares outstanding for the period from October 1, 1995 through August 2, 1996, and represents ICG Common Stock and HoldingsCanada Class A Shares (not owned by the Company) outstanding for the periods from August 5, 1996 through December 31, 1998. During the year ended December 31, 1998, all of the remaining Class A Shares outstanding held by third parties were exchanged into shares of ICG Common Stock and, accordingly, weighted average number of shares outstanding for the year ended December 31, 1999 represents ICG Common Stock only.

(3) EBITDA consists of loss from continuing operations before interest, income taxes, depreciation and amortization, other expense, net and accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses, or, operating loss plus depreciation and amortization. EBITDA (before non-recurring and non-cash charges) represents EBITDA before certain nonrecurring charges such as the provision for impairment of long-lived assets, restructuring costs and other, net operating costs and expenses, including deferred compensation and net loss
     (gain) on
     disposal of long-lived assets. EBITDA and EBITDA (before non-recurring and non-cash charges) are provided because they are measures commonly used in the telecommunications industry. EBITDA and EBITDA (before non-recurring and non-cash charges) are presented to enhance an understanding of the Company's operating results and are not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles (GAAP) for the periods indicated. EBITDA and EBITDA (before non-recurring and non-cash charges) are not measurements under GAAP and are not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities as determined using GAAP are also presented in Other Data.

(4) Capital expenditures includes assets acquired under capital leases and through the issuance of debt or warrants and excludes payments for construction of the Company's corporate headquarters and corporate headquarters assets acquired through the issuance of long-term debt. Capital expenditures of discontinued operations include the capital expenditures of Zycom, NETCOM, Network Services and Satellite Services combined for all periods presented.


(5) Net non-current assets of discontinued operations and net current assets (liabilities) of discontinued operations represents the assets and liabilities of Zycom, NETCOM, Network Services and Satellite Services combined for periods presented prior to the respective dates of each sale.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, the ability of the Company to obtain adequate financing to fund expansion, the dependence on increased traffic on the Company's facilities, the successful implementation of the Company's strategy of offering an integrated telecommunications package of local, long distance, data and enhanced telephony and network services, the continued development of the Company's network infrastructure and actions of competitors and regulatory authorities that could cause actual results to differ materially from the forward-looking statements. The results for the years ended December 31, 1997, 1998 and 1999 have been derived from the Company's audited consolidated financial statements included elsewhere herein. The Company's consolidated financial statements reflect the operations of Zycom, NETCOM, Network Services and Satellite Services as discontinued for all periods presented. All dollar amounts are in U.S. dollars.

Company Overview

     ICG Communications, Inc. (ICG or the Company) is a facilities-based communications provider and, based on revenue and customer lines in service, one of the largest competitive communications companies in the United States. The Company primarily offers voice and data services directly to small- to medium-sized business customers and offers network facilities and data management to ISP customers. In addition, the Company offers special access and switched access services to long-distance companies and other customers.

     The Company began marketing and selling local dial-tone services in major metropolitan areas in early 1997 subsequent to passage of the Telecommunications Act, which permitted competitive interstate and intrastate telephone services including local dial tone. In 1999, the Company offered competitive telephone services in five regions within the United States. In early 1998, the Company acquired NETCOM On-Line Communication Services, Inc. (NETCOM), which provided the Company with a Tier 1 national data network that enabled the Company to launch its business of providing network infrastructure to ISPs. By year-end 1999, the company had 730,975 customer lines and data access ports in service, over 12,000 business customers and approximately 500 ISP customers.

     As of December 31, 1999, the Company had 496,530 data access ports in service for its ISP customers. The Company provides data access and transport services to ISPs that in many cases rely on the Company to provide network ownership and management. The Company's current product offerings to the ISP market include dial-up products such as primary rate interface (PRI), remote access service (RAS) and Internet remote access service (IRAS), as well as broadband access services including T-1 and T-3 connections and DSL.

     As of December 31, 1999, the Company had 234,445 business customer lines in service. Voice and data communication services offered to business customers include local, long distance and enhanced telephony services through its Internet protocol, circuit switch and regional fiber optic networks. In regional markets, the Company is a cost-efficient alternative to the area's incumbent local telephone company for businesses.

     The Company provides interexchange services to long-distance carriers and other customers including "special access" services that connect end-users to long-distance carrier's facilities, connect a long-distance carrier's facilities to the local telephone company central office and connect facilities of the same or different long-distance carrier.

     In 1999, the Company realized significant growth as demonstrated by a 58 percent increase in revenue over 1998 and a more than doubling of the number of lines in service compared to December 31, 1998. In connection with its high level of growth, the Company took steps to streamline its business and focus on its core operations.

     To better focus its efforts on its core business operations, the Company disposed of certain assets which management believes do not complement its overall business strategy. During the year ended December 31, 1999, the Company sold non-core assets and related securities for net cash proceeds of approximately $405 million, including the sale of the Company's retail ISP customer business and its Network Services and Satellite Services divisions (see
Part IV, "Discontinued Operations and Divestitures," note 3). The Company also centralized its provisioning process with two new provisioning centers that replaced 30 regional centers and added new, comprehensive operating support systems (OSS) from Telcordia for provisioning service and from Saville for improved customer billing.

     The Company owns and operates a Tier 1 nationwide data network, which at December 31, 1999, included public and private peering locations, 227 POPs, 31 voice switches, 16 frame relay switches and high-performance routers connecting a backbone of 24 ATM switches and 18,000 miles of leased long-haul fiber lines. In addition, at year-end the Company had 4,596 miles of local fiber and connections to 8,078 buildings.

     The Company's business continues to grow as a result of increased Internet demand, new technologies and increased market share for customers traditionally served by incumbent telephone companies. The Company's business plan calls for accelerated network expansion in 2000 into 22 new major metropolitan areas by year-end. The Company will also invest in developing and delivering new products and services to complete its portfolio of offerings to each market segment.

     In conjunction with the increase in its service offerings, the Company has and will continue to need to spend significant amounts on equipment, sales, marketing, customer service, engineering and support personnel prior to the generation of corresponding revenue. EBITDA losses, EBITDA (before non-recurring and non-cash charges) losses and operating and net losses have generally increased immediately preceding and during periods of relatively rapid network expansion and development of new services. Since the quarter ended June 30, 1996, EBITDA losses (before non-recurring and non-cash charges) have improved for each consecutive quarter, through and including the quarter ended June 30, 1999 for which the Company reported positive EBITDA (before non-recurring and non-cash charges) of $15.2 million. Due to the Company's decision to suspend the revenue recognition for certain elements of transport and termination services provided to ILECs and a nonrecurring provision for certain of the Company's accounts receivable (see "Liquidity and Capital Resources - Transport and Termination Charges"), the Company's EBITDA (before non-recurring and non-cash charges) for the quarter ended September 30, 1999 was a loss of $45.7 million. For the quarter ended December 31, 1999, the Company's EBITDA (before non-recurring and non-cash charges) improved to $23.1 million. Operating costs and operating loss in the fourth quarter were lower and therefore EBITDA and EBITDA (before non-recurring and non-cash charges) were higher due to an in-depth management review of network costs that was conducted during the fourth quarter of 1999 following the centralization of network functions. The analysis identified $9.5 million in costs from the first nine months of 1999 related to capital activities under the existing Company capitalization policy.

Results of Operations

     The following table provides certain statement of operations data and certain other financial data for the Company for the periods indicated. The table also presents revenue, operating costs and expenses, operating loss, EBITDA and EBITDA (before non-recurring and non-cash charges) as a percentage of the Company's revenue.

                                                                                Years Ended December 31,
                                                    --------------------------------------------------------------------------------

                                                         1997                            1998                    1999
                                                    ------------------------------------------------------------------------------
                                                        $         %              $                 %            $             %
                                                     -------  ----------     -----------     ----------      -------       -------
                                                                          (Dollars in thousands)
Statement of Operations Data:
Revenue                                               149,358       100          303,317        100          479,226         100
Operating costs                                       147,338        99          187,260         62          238,927          50
Selling, general and administrative                   121,884        82          158,153         52          239,756          50
Depreciation and amortization                          49,836        33           91,927         30          174,239          36
Provision for impairment of long-lived assets           5,169         3                -          -           31,815           7
Restructuring costs                                         -         -            1,786          -                -           -
Other, net                                                292         -            4,877          2              387           -
                                                     -------  ----------     -----------     ----------      -------       -------
      Operating loss                                 (175,161)     (117)        (140,686)       (46)        (205,898)        (43)

Other Data:
Net cash (used) provided by operating activities     (106,761)                  (100,060)                     21,083
Net cash used by investing activities                (422,585)                  (343,561)                   (186,971)
Net cash provided by financing activities             308,804                    525,601                      67,018
EBITDA (1)                                           (125,325)      (84)         (48,759)       (16)         (31,659)         (7)
EBITDA (before non-recurring and non-cash
      charges) (1)                                   (119,864)      (80)         (42,096)       (14)             543           -
Capital expenditures of continuing operations (2)     261,318                    356,036                     735,233
Capital expenditures of discontinued operations        25,533                     38,891                      12,264
 (2)

(1) See note 3 under "Selected Financial Data" for the definitions of EBITDA and EBITDA (before non-recurring and non-cash charges).

(2) See note 4 under "Selected Financial Data" for the definitions of capital expenditures of continuing operations and capital expenditures of discontinued operations.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenue

     Revenue increased $175.9 million, or 58%, from $303.3 million for the year ended December 31, 1998 to $479.2 million for the year ended December 31, 1999. Local services revenue increased from $159.2 million, for the year ended December 31, 1998 to $299.9 million, for the year ended December 31, 1999 increasing from 52% to 63% of total revenue respectively. The increase in local services revenue is primarily due to an increase in the number of customer lines in service from 354,482 lines at December 31, 1998 to 730,975 lines at December 31, 1999. In addition, local access revenue includes revenue of approximately $58.3 million and $124.1 million for the years ended December 31, 1998 and 1999, respectively, for reciprocal compensation relating to the transport and termination of local traffic pursuant to various interconnection agreements. The Company ceased recording revenue for tandem and transport reciprocal compensation effective June 30, 1999. These agreements are currently under renegotiation or are subject to renegotiation over the next several months. While management believes that these agreements will be replaced by agreements offering the Company some form of compensation for traffic, the renegotiated agreements may reflect rates for reciprocal compensation, which are lower than the rates under the current contracts. (See "Liquidity - Transport and Termination Charges.") Special access revenue increased from $74.5 million, or 25% of revenue, for the year ended December 31, 1998 to $113.9 million, or 24% of revenue, for the year ended December 31, 1999, due to increased sales and $18.1 million of revenue recognized during the year ended December 31, 1999 under the Company's fiber optic lease agreement with a major interexchange carrier. The Company expects to record a minimum of approximately $11.0 million in additional revenue under this agreement during the first half of 2000. Switched access (terminating long distance) revenue decreased to $46.7 million for the year ended December 31, 1999, compared to $49.0 million for the year ended December 31, 1998. The Company has raised prices on its wholesale switched services product in order to improve margins. Revenue from long distance services was $20.6 million and $18.7 million for years ended December 31, 1998 and 1999, respectively. The Company's long distance revenue for the year ended December 31, 1999 was impacted by planned attrition of resale access lines which had high long distance service penetration rates. Revenue from data services did not generate a material portion of total revenue during either period.

Operating costs

     Operating costs, which consist solely of operating costs from telecommunications services, increased $51.6 million, or 28%, from $187.3 million for the year ended December 31, 1998 to $238.9 million for the year ended December 31, 1999. Operating costs decreased as a percentage of revenue from 62% for the year ended December 31, 1998 to 50% for the year ended December 31, 1999. Operating costs consist of payments to ILECs for the use of network facilities to support local special and switched access services, network operating costs, right of way fees and other costs. The increase in operating costs in absolute dollars is attributable to the increase in volume of local and special access services and the increase in network operating costs which include engineering and operations personnel dedicated to the provision of local exchange services. The Company expects the ratio of operating costs to revenue will continue to improve as the Company provides a greater volume of higher margin services, principally RAS and local exchange services, carries more traffic on its own facilities rather than the ILEC facilities and obtains the right to use unbundled ILEC facilities on satisfactory terms, any or all of which may not occur.

Selling, general and administrative expenses

     Total selling, general and administrative (SG&A) expenses increased $81.6 million, or 52%, from $158.2 million for the year ended December 31, 1998 to $239.8 million for the year ended December 31, 1999. Total SG&A expenses decreased as a percentage of revenue from 52% for the year ended December 31, 1998 to 50% for the year ended December 31, 1999. SG&A expenses related to the Company's communication services (Telecom Services) increased from $137.3 million, or 45% of revenue, for the year ended December 31, 1998 to $210.5 million, or 44% of revenue, for the year ended December 31, 1999. The increase in absolute dollars is principally due to a provision of approximately $45 million recorded during the year ended December 31, 1999 for accounts receivable related to certain elements of transport and termination services provided to ILECs recorded in periods prior to June 30, 1999, which the Company believes may be uncollectible. (See "Liquidity Transport and Termination Charges.") As the Company benefits from the revenue generated by newly developed services requiring substantial administrative and marketing expense prior to initial service offerings, principally local exchange services, Telecom Services has experienced declining SG&A expenses as a percentage of revenue, which more than offset the effect of the provision for accounts receivable recorded during the year ended December 31, 1999. From time to time, the Company will experience increases in SG&A expenses as the Company prepares for offerings of newly developed services, such as RAS. Corporate Services SG&A expenses increased $8.4 million, from $20.9 million for the year ended December 31, 1998 to $29.3 million for the year ended December 31, 1999, primarily due to an increase in the number of employees necessary to support the Company's expanding operations.

Depreciation and amortization

     Depreciation and amortization increased $82.3 million, or 90%, for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services as well as a reduction in the overall weighted-average useful life of depreciable assets outstanding. In addition, amortization increased due to goodwill recorded in conjunction with the acquisition of CSW/ICG ChoiceCom, L.P. (ChoiceCom) completed on December 31, 1998. The Company expects that depreciation and amortization will continue to increase as the Company continues to invest in the expansion and upgrade of its regional fiber and nationwide data networks.

Provision for impairment of long-lived assets

     For the year ended December 31, 1999, provision for impairment of long-lived assets of $31.8 million relates to the impairment of software and other capitalized costs associated with Telecom Services' billing and provisioning system projects under development. The provision for impairment of long-lived assets was based on management's decision to abandon the billing and provisioning systems under development and to select new vendors for these systems, which vendors are expected to provide the Company with billing and provisioning solutions with improved functionality and earlier delivery dates at lower costs than what was proposed by the former vendors. Provision for impairment of long-lived assets was recorded based on management's estimate of the net realizable value of the Company's assets at December 31, 1999.

Restructuring costs

     For the year ended December 31, 1998, restructuring costs of $1.8 million include $0.3 million in costs, primarily severance costs, related to the facility closure of a subsidiary of NikoNet, Inc. (NikoNet) and $1.5 million related to the combined restructuring of Telecom Services and Corporate Services, designed to support the Company's increased strategic focus on its ISP customer base, as well as to improve the efficiency of operations and general and administrative support functions. Restructuring costs under this plan include severance and other employee benefit costs.

Other, net

     Other, net operating costs and expenses decreased from $4.9 million for the year ended December 31, 1998 to $0.4 million for the year ended December 31, 1999. Other, net operating costs and expenses for the year ended December 31, 1999 consists of deferred compensation expense of $1.3 million related to the Company's deferred compensation arrangement with its chief executive officer, offset by a net gain on disposal of miscellaneous long-lived assets of $0.9 million. Other, net operating costs and expenses for the year ended December 31, 1998 relates to the write-off of certain installation costs of disconnected special access customers of $0.5 million, the write-off of certain costs associated with an abandoned operating support system project of $0.8 million and general disposal of furniture, fixtures and office equipment of $3.6 million.

Interest expense

     Interest expense increased $42.4 million, from $170.0 million for the year ended December 31, 1998 to $212.4 million for the year ended December 31, 1999, which includes $197.2 million of non-cash interest. The Company's interest expense increased, and will continue to increase, because the principal amount of its indebtedness increases until the Company's fixed rate senior indebtedness begins to pay interest in cash, beginning in 2001. Additionally, interest expense increased due to the increase in long-term debt associated with the Company's purchase of the corporate headquarters, effective January 1, 1999, and the senior secured financing facility (Senior Facility) completed in August 1999.

Other income, net, including realized gains and losses on marketable trading securities

     Other income, net decreased $13.5 million from $27.3 million to $13.8 million from the year ended December 31, 1998 to the year ended December 31, 1999, respectively. The decrease is primarily due to a decrease in interest income of $12.1 million from $28.4 million for the year ended December 31, 1998 to $16.3 million for the year ended December 31, 1999. The decrease is attributable to the decrease in cash, cash equivalents and short-term investments as the Company funds operating losses and continues to invest available cash balances in telecommunications equipment and other assets. Additionally, other income, net decreased due to an increase in other expenses of $1.4 million from $1.1 million net expense for the year ended December 31, 1998 to $2.5 million net expense for the year ended December 31, 1999. Other expenses primarily consist of litigation settlement costs offset by a gain on the sale of the common stock of MindSpring for the year ended December 31, 1999. For the year ended December 31, 1998, other expenses primarily consist of litigation settlement costs.

Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses

     Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses increased $6.7 million, from $55.2 million for the year ended December 31, 1998 to $61.9 million for the year ended December 31, 1999. The increase is due primarily to the periodic payment of dividends on the 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 (the 14% Preferred Stock) and the 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2009 (the 14 1/4% Preferred Stock) in additional shares of 14% Preferred Stock and 14 1/4% Preferred Stock. Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses recorded during the year ended December 31, 1999 includes the accretion of issuance costs of $1.3 million and the accrual of the preferred securities dividends of $60.6 million associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the 6 3/4% Preferred Securities), the 14% Preferred Stock and the 14 1/4% Preferred Stock.

Loss from continuing operations

     Loss from continuing operations increased $127.8 million, or 38%, from $338.7 million for the year ended December 31, 1998 to $466.5 million for the year ended December 31, 1999 due to the increases in operating costs, SG&A expenses, depreciation and amortization, provision for impairment of long-lived assets and interest expense, and a decrease in interest income, offset by an increase in revenue, as noted above.

Net (loss) income from discontinued operations

     Net (loss) income from discontinued operations improved to $116.2 million from a $79.4 million net loss for the year ended December 31, 1998 to $36.8 million net income for the year ended December 31, 1999. Net loss from discontinued operations for the year ended December 31, 1998 consists of the combined net losses of Zycom, NETCOM, Network Services and Satellite Services. Net income from discontinued operations for the year ended December 31, 1999 consists of the combined net losses of Network Services and net income of Satellite Services. Zycom terminated its normal operations on October 22, 1998 and, accordingly, the Company reported no loss from discontinued operations of Zycom for the year ended December 31, 1999. Since the Company expected to report a gain on the disposition of NETCOM, the Company deferred the net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales and, accordingly, the Company reported no loss from discontinued operations of NETCOM prior to or subsequent to the dates of the sales for the year ended December 31, 1999. Additionally, net income from discontinued operations for the year ended December 31, 1999 includes the gain on the sale of Satellite Services of $48.7 million, offset by the loss on the sale of Network Services of $10.9 million. Net loss from discontinued operations for the year ended December 31, 1998 includes an estimated loss on the disposal of Zycom of $1.8 million.

Extraordinary gain on sales of operations of NETCOM

     The Company reported an extraordinary gain on the sales of operations of NETCOM during the year ended December 31, 1999 of $195.5 million, net of income taxes of $2.0 million. Offsetting the gain on the sales is approximately $16.6 million of net losses of operations of NETCOM from November 3, 1998 through the dates of the sales and $34.7 million of deferred sales proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM to MindSpring. The deferred proceeds were recognized on a periodic basis over the term of the Company's network capacity agreement with MindSpring.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenue

     Revenue increased $153.9 million, or 103%, from $149.4 million for the year ended December 31, 1997 to $303.3 million for the year ended December 31, 1998. Local services revenue increased from $21.3 million, or 14% of revenue, for the year ended December 31, 1997 to $159.2 million, or 52% of revenue, for the year ended December 31, 1998, primarily due to an increase in local access lines from 141,035 lines in service at December 31, 1997 to 354,482 lines in service at December 31, 1998. In addition, local access revenue includes revenue of approximately $4.9 million and $58.3 million for the years ended December 31, 1997 and 1998, respectively, for reciprocal compensation relating to the transport and termination of local traffic from customers of ILECs pursuant to various interconnection agreements. Special access revenue increased from $55.4 million, or 37% of revenue, for the year ended December 31, 1997 to $74.5 million, or 25% of revenue, for the year ended December 31, 1998. Switched access (terminating long distance) revenue decreased to $49.0 million for the year ended December 31, 1998, compared to $72.7 million for the year ended December 31, 1997. The Company raised prices on its wholesale switched services product in order to improve margins. Revenue from long distance services was $20.6 million for the year ended December 31, 1998, compared to no reported revenue for the year ended December 31, 1997. Revenue from data services did not generate a material portion of total revenue during either period.

Operating costs

     Operating costs, which consist solely of operating costs from Telecom Services, increased $40.0 million, from $147.3 million for the year ended December 31, 1997 to $187.3 million, for the year ended December 31, 1998. Additionally, operating costs decreased as a percentage of revenue from 99% for the year ended December 31, 1997 to 62% for the year ended December 31, 1998. The increase in operating costs in absolute dollars is attributable to the increase in volume of local and special access services and the increase in network operating costs which include engineering and operations personnel dedicated to the development and provision of local exchange services. The decrease in operating costs as a percentage of revenue is due primarily to a greater volume of higher margin services, principally local exchange services.

Selling, general and administrative expenses

     Total SG&A expenses increased $36.3 million, or 30%, from $121.9 million for the year ended December 31, 1997 to $158.2 million for the year ended December 31, 1998, and decreased as a percentage of revenue from 82% for the year ended December 31, 1997 to 52% for the year ended December 31, 1998. Telecom Services SG&A expenses increased from $94.1 million, or 63% of revenue, for the year ended December 31, 1997 to $137.2 million, or 45% of revenue, for the year ended December 31, 1998. The increase in absolute dollars is principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of local and long distance telephone services. As the Company benefits from the revenue generated by newly developed services requiring substantial administrative and marketing expense prior to initial service offerings, principally local exchange services, Telecom Services has experienced declining SG&A expenses as a percentage of revenue. Corporate Services SG&A expenses decreased $6.9 million, from $27.8 million for the year ended December 31, 1997 to $20.9 million for the year ended December 31, 1998, primarily due to a change in the allocation of payroll costs associated with the Company's information technology and human resources personnel, which costs were allocated to Corporate Services for the year ended December 31, 1997 and to Telecom Services for the year ended December 31, 1998.

Depreciation and amortization

     Depreciation and amortization increased $42.1 million, or 84%, for the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services. Additionally, the Company experienced increased amortization arising from goodwill recorded in conjunction with the purchases of NikoNet and DataChoice Network Services, L.L.C. (DataChoice) in July 1998 as well as the full year impact of goodwill amortization from the purchase of Communications Buying Group, Inc. in October 1997.

Provision for impairment of long-lived assets

     For the year ended December 31, 1997, provision for impairment of long-lived assets relates to the write-down of the Company's investment in StarCom International Optics Corporation, Inc. of $5.2 million. Provision for impairment of long-lived assets was recorded based on management's estimate of the net realizable value of the Company's assets at December 31, 1997.

Restructuring costs

     For the year ended December 31, 1998, restructuring costs of $1.8 million include $0.3 million in costs, primarily severance costs, related to the facility closure of a subsidiary of

NikoNet and $1.5 million related to the combined restructuring of Telecom Services and Corporate Services, designed to support the Company's increased strategic focus on its ISP customer base, as well as to improve the efficiency of operations and general and administrative support functions. Restructuring costs under this plan include severance and other employee benefit costs.

Other, net

     Other, net operating costs and expenses increased from $0.3 million for the year ended December 31, 1997 to $4.9 million for the year ended December 31, 1998. Other, net operating costs and expenses for the year ended December 31, 1998 relates to the write-off of certain installation costs of disconnected special access customers ($0.5 million), the write-off of certain costs associated with an abandoned operating support system project ($0.8 million) and general disposal of furniture, fixtures and office equipment ($3.6 million). Other, net operating costs and expenses for the year ended December 31, 1997 primarily relates to losses recorded on the disposal of the Company's investment in its Melbourne network.

Interest expense

     Interest expense increased $52.5 million, from $117.5 million for the year ended December 31, 1997 to $170.0 million for the year ended December 31, 1998, which includes $162.7 million of non-cash interest. This increase was primarily attributable to an increase in long-term debt, primarily the 10% Senior Discount Notes due 2008 (the 10% Notes) and the 9 7/8% Senior Discount Notes due 2008 (the 9 7/8% Notes) issued in February 1998 and April 1998, respectively. In addition, the Company's interest expense increased because the principal amount of its indebtedness increases until the Company's fixed rate senior indebtedness begins to pay interest in cash, beginning in 2001.

Other income, net

     Other income, net increased from $21.4 million net income for the year ended December 31, 1997 to $27.3 million net income for the year ended December 31, 1998. The increase is primarily due to an increase in interest income of $6.5 million, from $21.9 million for the year ended December 31, 1997 to $28.4 million for the year ended December 31, 1998. The increase is attributable to the increase in cash and invested cash balances from the proceeds from the issuances of the 10% Notes and the 9 7/8% Notes in February 1998 and April 1998, respectively. Additionally, for the year ended December 31, 1998, other income, net consists of litigation settlement costs. For the year ended December 31, 1997, other income, net consists of litigation settlement costs and the loss on disposal of non-operating assets.

Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses

     Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses increased $16.2 million, from $39.0 million for the year ended December 31, 1997 to $55.2 million for the year ended December 31, 1998. The increase is due primarily to the issuances of the 6 3/4% Preferred Securities in September and October 1997. Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses recorded during the year ended December 31, 1998 consists of the accretion of issuance costs of $1.3 million and the accrual of the preferred securities dividends of $53.9 million associated with the 6 3/4% Preferred Securities, the 14% Preferred Stock and the 14 1/4% Preferred Stock.

Loss from continuing operations

     Loss from continuing operations increased $28.4 million, or 9%, from $310.3 million for the year ended December 31, 1997 to $338.7 million for the year ended December 31, 1998 due to the increases in operating costs, SG&A expenses, depreciation and amortization, interest expense and accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses, offset by an increase in revenue, as noted above.

Net (loss) income from discontinued operations

     Net (loss) income from discontinued operations increased $29.0 million, or 58%, from a $50.4 million net loss for the year ended December 31, 1997 to a $79.4 million net loss for the year ended December 31, 1998. Net loss from discontinued operations for the years ended December 31, 1997 and 1998 consists of the combined net losses of Zycom, NETCOM, Network Services and Satellite Services. Since the Company expected to report a gain on the disposition of NETCOM, the Company deferred the net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Net loss from discontinued operations for the year ended December 31, 1998 includes an estimated loss on the disposal of Zycom of $1.8 million.

Quarterly Results

     The following table presents selected unaudited operating results for three-month quarterly periods during the years ended December 31, 1998 and 1999. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Company's consolidated financial statements and related footnotes included elsewhere in this Annual Report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. The Company's development and expansion activities, including acquisitions, during the periods shown below materially affect the comparability of this data from one period to another.

     Operating costs and net loss in the fourth quarter were lower, and EBITDA and EBITDA (before non-recurring and non-cash charges) were higher, due to an in-depth management review of network costs that was conducted during the fourth quarter of 1999 following the centralization of network functions. The analysis identified approximately $9.5 million in costs from the first nine months of 1999 that related to capital activities under the existing Company capitalization policy. Of the $9.5 million adjustment booked in the fourth quarter, approximately $5.0 million related to expenses which should have been capitalized in the second quarter and $4.5 million which should have been capitalized in the third quarter.

                                                    Three Months Ended                                   Three Months Ended
                                   -------------------------------------------------------------------------------------------------
                                       Mar. 31,    June 30    Sept. 30,    Dec. 31,     Mar. 31,    June 30    Sept. 30,    Dec. 31,
                                         1998       1998        1998         1998         1999        1999       1999         1999
                                   -------------------------------------------------------------------------------------------------

                                                   (Dollars in thousands except per share and statistical data amounts)
Statement of Operations Data:
Revenue                                $  58,487    64,215     82,567        98,048     104,331     117,654     115,166     142,075
Operating loss                           (36,064)  (35,509)   (27,778)      (41,335)    (27,568)    (59,160)    (91,381)    (27,789)
Loss from continuing operations          (78,475)  (82,416)   (79,928)      (97,872)    (86,206)   (123,759)   (156,527)    (99,970)
Net (loss) income from discontinued
  operations                             (23,280)  (18,420)   (16,736)      (20,918)       (111)     (8,651)        748      44,803
Net loss                               $(101,755) (100,836)   (96,664)     (118,790)    106,712    (132,410)   (155,779)    (52,685)
                                   =============  ========   ========  ============  ==========  ==========  ==========  ==========
Loss per share from continuing
  operations - basic and diluted       $   (1.77)    (1.84)     (1.75)        (2.13)      (1.85)      (2.63)      (3.31)      (2.10)
Weighted average number of shares  =============  ========   ========  ============  ==========  ==========  ==========  ==========
  outstanding - basic and diluted         44,311    44,865     45,588        46,010      46,538      46,988      47,320      47,618
                                   =============  ========   ========  ============  ==========  ==========  ==========  ===========
Other Data:
Net cash used (provided) by
  operating activities                 $  (5,285)  (25,568)   (14,075)      (55,132)    (47,906)     25,910     (22,911)     65,990
Net cash provided (used) by
  investing activities                    36,846   (67,411)  (148,579)      (164,417)   133,100     (82,206)   (130,758)   (107,107)
Net cash provided (used) by
  financing activities                   294,816   238,725     (7,353)          (587)      (456)     (4,390)     73,848      (1,984)
EBITDA (1)                               (23,058)  (16,920)    (5,063)        (3,718)     8,807     (14,477)    (46,302)     20,313
EBITDA (before non-recurring and
  non-cash charges) (1)                  (22,553)  (16,927)    (5,063)         2,447      7,874      15,221     (45,676)     23,124
Capital expenditures of continuing
  operations (2)                          65,419    84,625    103,444        102,548    102,912     133,025     138,387     360,909
Capital expenditures of
  discontinued operations (2)              6,840    11,237      8,685         12,129      2,805       3,354       4,970       1,135

Statistical Data (3):
Full time employees                        3,050     3,089      3,251          3,415      2,665       2,753       3,054       2,853
Telecom services:
  Access lines in service (4)            186,156   237,458    290,983        354,482    418,610     494,405     584,827     730,975
  Buildings connected:
    On-net                                   637       665        684            777        789         874         939         963
    Hybrid (5)                             3,294     3,733      4,217          4,620      5,337       5,915       6,476       7,115
                                   -------------  --------   --------  -------------  ---------  ----------  ----------  ----------
      Total buildings connected            3,931     4,398      4,901          5,397      6,126       6,789       7,415       8,078
  Operational switches:
    Circuit                                   20        20         21             29         29          29          29          31
    ATM                                        -         -          -              -          -           -           -          24
    Frame relay                               15        15         15             16         17          16          16          16
                                   -------------  --------  ---------  -------------  ---------  ----------  ----------  ----------
      Total operational switches              35        35         36             45         46          45          45          71
  Regional fiber route miles (6):
    Operational                            3,194     3,812      3,995          4,255      4,351         4,406     4,449       4,596
    Under construction                         -         -          -              -          -             -         -         531
  Regional fiber strand miles (7):
    Operational                          118,074   124,642    127,756        134,152    155,788       164,416   167,067     174,644
    Under construction                         -         -          -              -          -             -         -      18,564
  Long-haul broadhand fiber
      route miles                              -         -          -              -          -             -         -      18,000
  Collocations with ILECs                     35        45         47             59        111           126       139         147

(1) See note 3 under "Selected Financial Data" for the definitions of EBITDA and EBITDA (before non-recurring and non-cash charges).

(2) See note 4 under "Selected Financial Data" for the definitions of capital expenditures of continuing operations and capital expenditures of discontinued operations.

(3) Amounts presented are for three-month periods ended, or as of the end of the period presented.

(4) Access lines in service at December 31, 1999 includes 666,227 lines which are provisioned through the Company's switch and 64,748 lines which are provisioned through resale and other agreements with various local exchange carriers. Resale lines typically generate lower margins and are used primarily to obtain customers. Although the Company plans to migrate lines from resale to higher margin on-switch lines, there is no assurance that it will be successful in executing this strategy.

(5) Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities.

(6) Regional fiber route miles refers to the number of miles of regional fiber optic cable, including leased fiber. As of

     December 31, 1999, the Company had 4,596 regional fiber route miles, of which 48 regional fiber route miles were leased under operating leases. Regional fiber route miles under construction represents fiber under construction which is expected to be operational within six months.

(7) Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of December 31, 1999, the Company had 174,644 regional fiber strand miles, of which 856 regional fiber strand miles were leased under operating leases. Regional fiber strand miles under construction represents fiber under construction which is expected to be operational within six months.

Net Operating Loss Carryforwards

     As of December 31, 1999, the Company had federal and foreign net operating loss carryforwards (NOLs) of approximately $662.7 million, which expire in varying amounts through December 31, 2019. However, due to the provisions of
Section 382 and certain other provisions of the Internal Revenue Code and Treasury Regulations (the Code), the utilization of a portion of the NOLs may be limited. In addition, the Company is also subject to certain state income tax laws which may also limit the utilization of NOLs for state income tax purposes.

Liquidity and Capital Resources

     The Company's growth to date has been funded through a combination of equity, debt and lease financing and non-core asset sales. The Company has also incurred losses from continuing operations since inception and, as of December 31, 1999, had a working capital deficit of $67.8 million. As of December 31, 1999, the Company had approximately $125.5 million of cash and short term investments, $17.7 million of investments in U.S. Treasury securities with maturities in excess of one year and approximately $120.0 million of credit available under the Senior Facility. At year end 1999, the Company's capital requirements under its year 2000 business plan well exceeded its liquidity and capital resources indicating that additional financing will be required to meet its financial objectives.

     The Company has entered into several financing agreements during the first quarter of 2000 to provide additional capital to support the Company's earnings deficit and planned capital expansion, including:

      i) The Company signed an agreement with affiliates of Liberty Media Corporation, Hicks, Muse, Tate & Furst Incorporated and Gleacher Capital Partners to sell 750,000 shares of Convertible Preferred Stock and warrants (see Part IV, "Subsequent Events") for estimated proceeds to the Company of approximately $750.0 million, (before estimated expenses and fees of $45.0 million). This transaction is subject to customary closing conditions including certain regulatory approvals and is expected to close during the second quarter of 2000.

      ii) The Company signed letters of intent with two major vendors, Lucent Technologies, Inc. and Cisco Systems, Inc., to provide financing for the acquisition of equipment. When completed, it is anticipated that these financing agreements together will provide the Company with $355.0 million of capital which will be used to support continued growth, and an additional $75.0 million may also be provided if and when the Company raises additional equity. The Company anticipates that these transactions will close during the second quarter of 2000.

      iii) The Company closed an IRU agreement with Qwest whereby the Company will provide designated portions of the Company's local fiber network over an initial 6-year term for approximately $126.0 million. The $126.0 million is expected to be paid to the Company in installments during the first six months of 2000.

     Management believes that the preferred stock purchase and warrant agreement discussed in (i) above, as well as the letters of intent for the $430.0 million in debt and capital lease financing discussed in (ii) above, will close prior to June 30, 2000 and that these transactions will provide the financing necessary for the Company's 2000 business plan and into the year 2001.

     Importantly, should the Company be unable to complete the above financing arrangements, management would be required to obtain alternative sources of financing or curtail or otherwise significantly modify its business plan for the year 2000. Such modifications would likely result in a significant reduction in planned capital expenditures, which could be material and affect its ability to expand its network facilities within the time frame originally planned. Network expansion is a key component of achieving the Company's targeted future growth. While the Company believes that it could obtain requisite additional financing, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

Net Cash (Used) Provided By Operating Activities

     The Company's operating activities used $106.8 million, $100.1 million, and provided $21.1 million for years ended December 31, 1997, 1998 and 1999, respectively. Net cash used by operating activities is primarily due to losses from continuing operations and increases in receivables, which are partially offset by changes in other working capital items and non-cash expenses, such as depreciation and amortization, deferred interest expense, accretion and preferred dividends on subsidiary preferred securities.

Net Cash Used By Investing Activities

     Investing activities used $422.6 million, $343.6 million and $187.0 million for the years ended December 31, 1997, 1998 and 1999, respectively. Net cash used by investing activities includes cash expended for the acquisition of property, equipment and other assets of $261.3 million, $355.3 million and $591.5 million for the years ended December 31, 1997, 1998 and 1999, respectively. Additionally, net cash used by investing activities of continuing operations includes payments for construction of corporate headquarters of $29.4 million, $4.9 million and $3.3 million for the years ended December 31, 1997, 1998 and 1999, respectively. The Company used $45.9 million for the year ended December 31, 1997 to acquire CBG and $67.8 million for the year ended December 31, 1998 for the acquisitions of ChoiceCom, NikoNet and DataChoice combined. During the year ended December 31, 1998, the Company also used $9.1 million to purchase the minority interest of two of the Company's subsidiaries. Offsetting the expenditures for investing activities for the year ended December 31, 1998 are the proceeds from the sale of the Company's corporate headquarters of $30.3 million and the sale of the short-term investments of $60.3 million. During the year ended December 31, 1999, the Company also used $28.9 million for the purchase of long-term investments and $6.1 million to purchase the minority interest of two of the Company's subsidiaries. Offsetting the expenditures of investing activities for the year ended December 31, 1999 are the net proceeds from the sales of NETCOM, Network Services and Satellite Services combined of $404.9 million, including $30.0 million in proceeds from the sale of common stock of MindSpring, which the Company received as partial consideration for the sale of the domestic operations of NETCOM, and proceeds from the sales of short-term investments available for sale of $29.8 million. The Company will continue to use cash in 2000 and subsequent periods for the construction of new networks, the expansion of existing networks and potentially, for acquisitions. The Company acquired assets under capital leases of $0.8 million and $143.7 million for the years ended December 31, 1998 and 1999, respectively.

Net Cash Provided By Financing Activities

     Financing activities provided $308.8 million, $525.6 million and $67.0 million for the years ended December 31, 1997, 1998 and 1999, respectively. Net cash provided by financing activities for these periods includes cash received in connection with the private placement of the 11 5/8% Senior Discount Notes due 2007 (the 11 5/8% Notes) and the 14% Preferred Stock in March 1997, the 6 3/4% Preferred Securities in September and October 1997, the 10% Notes and the 9 7/8% Notes in February 1998 and April 1998, respectively, and the Senior Facility completed in August 1999. Historically, the funds to finance the Company's business acquisitions, capital expenditures, working capital requirements and operating losses have been obtained through public and private offerings of the Company and Holdings-Canada common shares, convertible subordinated notes, convertible preferred shares of Holdings-Canada, capital lease financings and various working capital sources, including credit facilities, in addition to the private placement of the securities previously mentioned and other securities offerings. Net cash provided by financing activities for the years ended December 31, 1997, 1998 and 1999 also include proceeds from the issuance of common stock in conjunction with the exercise of options and warrants and the Company's employee stock purchase plan, offset by principal payments on long-term debt and capital leases and payments of preferred dividends on preferred securities of subsidiaries.

     On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (Senior Facility) consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. During the year ended December 31, 1999, the Company borrowed approximately $80.0 million under the loans at interest rates ranging from LIBOR plus 3.125% to 3.5% or 9.35% to 9.67% at December 31, 1999.
Quarterly repayments on the debt commence at various dates beginning September 30, 1999 with remaining outstanding balances maturing on June 30, 2005 for the $100.0 million term loan and the $25.0 million line of credit and March 31, 2006 for the $75.0 million term loan.

     As of December 31, 1999 the Company had an aggregate accreted value of approximately $1.8 billion outstanding under the 13 1/2% Senior Discount Notes due 2005 (the 13 1/2% Notes), the 12 1/2% Notes due 2006 (the 12 1/2% Notes),
the 11 5/8% Notes, the 10% Notes, and the 9 7/8% Notes. The 13 1/2% Notes require payments of interest to be made in cash commencing March 15, 2001 and mature on September 15, 2005. The 12 1/2% Notes require payments of interest to be made in cash commencing November 1, 2001 and mature on May 1, 2006. The 11 5/8% Notes require payments of interest to be made in cash commencing September 15, 2002 and mature on March 15, 2007. The 10% Notes require payments of interest in cash commencing August 15, 2003 and mature February 15, 2008. The 9 7/8% Notes require payments of interest in cash commencing November 1, 2003 and mature May 1, 2008. With respect to fixed rate senior indebtedness outstanding on December 31, 1999, the Company has cash interest payment obligations of approximately $113.3 million in 2001, $158.0 million in 2002, $212.6 million in 2003 and $257.2 million in 2004.

     As of December 31, 1999, an aggregate amount of $519.3 million was outstanding under the 6 3/4% Preferred Securities, the 14% Preferred Stock and the 14 1/4% Preferred Stock. The 6 3/4% Preferred Securities require payments of dividends to be made in cash through November 15, 2000. In addition, the 14% Preferred Stock and the 14 1/4% Preferred Stock require payments of dividends to be made in cash commencing June 15, 2002 and August 1, 2001, respectively. With respect to preferred securities currently outstanding, the Company has cash dividend obligations of approximately $8.9 million in 2000, for which the Company has restricted cash balances of $8.7 million available for such dividend payments, $10.7 million in 2001 and $35.4 million in 2002 and each year thereafter through 2007.

Capital Expenditures

     The Company's capital expenditures of continuing operations (including assets acquired under capital leases and excluding payments for construction of the Company's corporate headquarters) were $261.3 million, $356.0 million and $735.2 million for the years ended December 31, 1997, 1998 and 1999, respectively. The Company anticipates that the expansion of existing networks construction of new networks and further development of the Company's products and services as currently planned will require capital expenditures of approximately $1.0 billion for the year ended December 31, 2000. In the event that the Company's efforts to acquire new customers and deploy new services are more successful than planned, the Company may be required to expend capital resources earlier in the year than expected to accommodate customer demands.

     In the first quarter of 2000, the Company entered into letters of intent with its two biggest vendors, Lucent Technologies, Inc. and Cisco Systems, Inc. The Company believes that these financing agreements will better enable the Company to fund its scheduled network expansion through the purchase of Lucent and Cisco equipment. The Lucent credit agreement provides the Company with up to $250.0 million of capital which can be drawn down during the year following the closing date to purchase network equipment. The Company is currently committed to purchase a minimum of $175.0 million of equipment under this facility. The Lucent financing provides for a five-year repayment schedule and requires quarterly principal repayments beginning in March 2001. The Cisco credit facility provides for up to $180.0 million of capital lease financing with a three-year repayment term. The Company anticipates that these transactions will close during the second quarter of 2000. There is no assurance, however, that these transactions will close during the second quarter, or at all.

     To facilitate the expansion of its services and networks, the Company has entered into other equipment purchase agreements with various vendors under which the Company has committed to purchase a substantial amount of equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. Further, the Company's ability to make capital expenditures to meet its business plan will depend on numerous factors, including certain factors beyond the Company's control. These factors include, but are not limited to, economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

Other Cash Commitments and Capital Requirements

     The Company's operations have required and will continue to require significant capital expenditures for development, construction, expansion and acquisition of telecommunications assets. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flows. In addition to the Company's planned capital expenditures, it has other cash commitments as described in the footnotes to the Company's audited consolidated financial statements for the year ended December 31, 1999 included elsewhere herein.

     In view of the continuing development of the Company's products and services, the expansion of existing networks and the construction, leasing and licensing of new networks, the Company will require significant additional amounts of cash in the future from outside sources. Changes in the Company's business plan may require additional sources of cash which may be obtained through public and private equity and debt financings, credit facilities and other financing arrangements. In the past, the Company has been able to secure sufficient amounts of financing to meet its capital needs. There can be no assurance, however, that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company.

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

Transport and Termination Charges

     The Company has recorded revenue of approximately $4.9 million, $58.3 million and $124.1 million for the years ended December 31, 1997, 1998 and 1999, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of ILECs pursuant to various interconnection agreements. During this period, some of the ILECs have not paid all of the bills they have received from the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and not subject to payment of transport and termination charges under state and federal laws and public policies. However, the Company has resolved certain of these disputes with some of the ILECs.

     The resolution of these disputes have been, and will continue to be, based on rulings by state public utility commissions and/or by the Federal Communications Commission (FCC), or through negotiations between the parties. To date, there have been favorable final rulings from 31 state public utility commissions that ISP traffic is subject to the payment of reciprocal compensation under current interconnection agreements. Many of these state commission decisions have been appealed by the ILECs. To date, five federal court decisions, including two federal circuit court of appeals decisions have been issued upholding state commission decisions ordering the payment of reciprocal compensation for ISP traffic. On February 25, 1999, the FCC issued a decision that ISP-bound traffic is largely jurisdictionally interstate traffic. The decision relies on the long-standing federal policy that ISP traffic, although jurisdictionally interstate, is treated as though it is local traffic for pricing purposes. The decision also emphasizes that because there currently are no federal rules governing intercarrier compensation for ISP traffic, the determination as to whether such traffic is subject to reciprocal compensation under the terms of interconnection agreements is properly made by the state commissions and that carriers are bound by their interconnection agreements and state commission decisions regarding the payment of reciprocal compensation for ISP traffic. The FCC has initiated a rulemaking proceeding regarding the adoption of prospective federal rules for intercarrier compensation for ISP traffic. In its notice of rulemaking, the FCC expresses its preference that compensation rates for this traffic continue to be set by negotiations between carriers, with disputes resolved by arbitrations conducted by state commissions, pursuant to the Telecommunications Act. Since the issuance of the FCC's decision on February 25, 1999, 19 state utility commissions, have either ruled or reaffirmed that ISP traffic is subject to reciprocal compensation under current interconnection agreements, and two state commissions have declined to apply reciprocal compensation for ISP traffic under current interconnection agreements. Additionally, 11 state commissions have awarded reciprocal compensation for ISP traffic in arbitration proceedings involving new agreements. One state has declined to order reciprocal compensation in an arbitration proceeding, and two states have declined to decide the issue in the arbitration until after the FCC and/or the state commission reaches a decision in pending proceedings on prospective compensation.

     On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded the FCC's February 25, 1999 decision. The Company does not believe that the Circuit Court's decision will adversely affect the state decisions noted above with respect to reciprocal compensation. The decision does, however, create some uncertainty and there can be no assurance that future FCC or state rulings will be favorable to the Company.

     The Company has aggressively participated in a number of regulatory proceedings that address the obligation of the ILECs to pay the Company reciprocal compensation for ISP-bound traffic under the Company's interconnection agreements. These proceedings include complaint proceedings brought by the Company against individual ILECs for failure to pay reciprocal compensation under the terms of a current interconnection agreement; generic state commission proceedings concerning the obligations of ILECs to pay reciprocal compensation to CLECs, and arbitration proceedings before state commissions addressing the payment of reciprocal compensation on a prospective basis under the new interconnection agreements.

     In 1999, the state utility commissions in Colorado issued a final decisions granting a complaint filed by the Company against US West Communications, Inc. (US West) and ruled that the Company is entitled to be paid reciprocal compensation for ISP-bound traffic under the terms of the Company's interconnection agreement in effect at the time of the complaint proceeding. Additionally, in June 1999, the Alabama Public Service Commission ruled that the Company is entitled to be treated the same as other CLECs for which the Alabama commission had previously ordered the payment of reciprocal compensation for ISP traffic by BellSouth Corporation (BellSouth). The ILECs filed for judicial review in federal district court of each of these favorable commission rulings; the appeals are pending. Also in 1999, the California PUC issued a decision affirming a previously issued decision that held that reciprocal compensation must be paid by Pacific Bell and GTE-California for the termination of ISP traffic by CLECs under existing interconnection agreements. The ILECs also have appealed the California PUC decision, and the appeal is pending.

     Subsequent to the issuance of the favorable rulings by the Colorado, Alabama and California state commissions, the Company has received payments from US West, Pacific Bell and GTE-California for amounts owed for reciprocal compensation. Pursuant to an earlier decision by the Ohio Commission, Ameritech has been paying ICG reciprocal compensation for ISP traffic under its original interconnection agreement which expired on February 15, 2000. Through December 31, 1999, the Company has received $65.8 million from Ameritech, $7.7 million from Pacific Bell and $11.7 million from GTE-California in reciprocal compensation payments. Additionally, in January and February 2000 the Company received additional payments from Pacific Bell of $16.8 million, a portion of which represents amounts previously placed in an escrow account by Pacific Bell calculated as being owed to the Company for reciprocal compensation for ISP-bound traffic. Also in January 2000, US West released to the Company $10.1 million in reciprocal compensation payments that had been in an escrow account.

     Additionally, through December 31, 1999, Southwestern Bell Telephone Company (SWBT) has remitted payment to the Company of $3.9 million for reciprocal compensation owed to the Company for traffic from SWBT customers in Texas to ISPs served by the Company. On December 29, 1999, SWBT initiated commercial arbitration to determine whether the terms of the Company's current interconnection agreement with SWBT require that the rates that the Company has been billing SWBT for reciprocal compensation be reduced to rates established by the Texas PUC in a 1998 consolidated arbitration with SWBT involving AT&T Corporation, MCI Communications Corporation and other parties. Due to subsequent procedural developments, this issue will be decided by the Texas PUC, rather than in commercial arbitration, after the parties have completed dispute resolution in accordance with the terms of the interconnection agreement.

     On September 16, 1999, the CPUC rendered a decision against MFS/Worldcom, a CLEC (MFS), in an arbitration between Pacific Bell and MFS. The California PUC ruled that MFS should not be permitted to charge reciprocal compensation rates for the tandem switching and common transport rate elements. Although the California PUC's ruling did not involve the Company, the Company made a decision effective for the three months beginning on September 30, 1999 and thereafter to suspend the revenue recognition for the tandem switching and common transport rate elements for services provided in California and in all other states where the Company operates and such rate elements are included in the Company's interconnection agreement with the ILEC. Additionally, the Company recorded a provision of $45.2 million during the three months September 30, 1999 for accounts receivable related to these elements recognized in periods through June 30, 1999, which the Company believes may be uncollectible. The Company continues to bill Pacific Bell, SWBT and GTE for the tandem switching and common transport rate elements, and will pursue collection of its accounts receivable, despite any such provision. On

February 4, 2000, the California PUC initiated a new proceeding to examine, on a prospective basis, compensation for ISP-bound traffic, including the tandem and transport rate elements issue.

     The Company has also recorded revenue of approximately $19.1 million and $18.4 million for the years ended December 31, 1998 and 1999, respectively, related to other transport and termination charges to the ILECs, pursuant to the Company's interconnection agreements with these ILECs. Included in the Company's trade receivables at December 31, 1998 and 1999 are $72.8 million and $76.3 million, respectively, for all receivables related to reciprocal compensation and other transport and termination charges. The receivables balance at December 31, 1998 and 1999 is net of an allowance of $5.6 million and $58.2 million, respectively, for disputed amounts and tandem switching and common transport rate elements.

     As the Company's interconnection agreements expire or are extended, rates for transport and termination charges are being and will continue to be renegotiated and/or arbitrated. Rates for transport and termination also may be impacted by ongoing state and federal regulatory proceedings addressing intercarrier compensation for Internet traffic on a prospective basis. In addition to the FCC's pending rulemaking proceeding and the District of Columbia Court of Appeals recent remand, of the states in which the Company currently operates, the Ohio, Texas and California commissions currently are conducting proceedings on prospective compensation.

     The Company has negotiated and/or arbitrated new or extended interconnection agreements with BellSouth, Ameritech, GTE-California and Pacific Bell. The Company has completed arbitration proceedings with Bell South before the state commissions in Alabama, North Carolina, Georgia, Kentucky, Florida and Tennessee and with Ameritech before the Ohio commission. Final decisions issued by the Alabama, North Carolina, Kentucky and Georgia commissions awarded the Company reciprocal compensation for ISP traffic in new agreements to be executed by the parties, including the tandem and transport rate element. The arbitration decisions of the Florida and Ohio commissions declined to rule on the merits of whether the Company should be paid reciprocal compensation for ISP traffic. The Florida decision ruled that the compensation provisions of the parties' current interconnection agreement would continue to apply, subject to true up, until the completion of the FCC's rulemaking on future compensation. The Ohio commission deferred ruling on the merits until completion of the Ohio commission's generic proceeding on prospective compensation, and ordered that in the interim period until completion of the generic proceeding bill and keep procedures should be followed, subject to true up once the commission proceeding is concluded. Arbitration proceedings with US West before the Colorado commission and with SWBT before the Texas commission are pending. The Company has negotiated an extension of its current agreement with GTE-California until August 2000 that provides that reciprocal compensation will be paid for ISP traffic, at rates that are lower than the rates that previously applied under the agreement, and the Company has adopted the MFS WorldCom/Pacific Bell interconnection agreement, effective as of March 12, 2000, which agreement also provides for the payment of the end office rate element of reciprocal compensation for ISP traffic, with the tandem and transport rate elememts issue subject to further litigation.

     Subsequent to completion of the arbitration proceedings with BellSouth, the Company signed a three-year agreement with BellSouth that, among other issues, addresses the payment of reciprocal compensation for Internet traffic. BellSouth agreed to pay past monies due to the Company for reciprocal compensation for the period beginning when ISP traffic was first recorded by the Company from BellSouth and ending December 31, 1999, and the parties also agreed to the payment of reciprocal compensation for Internet and voice traffic for the period from January 1, 2000 through December 31, 2002 at per-minute rates that gradually reduce over the three year period. The agreement is applicable to all nine states in the BellSouth operating territory.

     While the Company intends to pursue the collection of all receivables related to transport and termination charges as of December 31, 1999 and believes that future revenue from transport and termination charges recognized under the Company's interconnection agreements will be realized, there can be no assurance that future regulatory and judicial rulings will be favorable to the Company, or that different pricing plans for transport and termination charges between carriers will not be adopted when the Company's interconnection agreements continue to be renegotiated or arbitrated, or as a result of FCC or state commission proceedings on future compensation methods. In fact, the Company believes that different pricing plans will continue to be considered and adopted, and although the Company expects that revenue from transport and termination charges likely will decrease as a percentage of total revenue from local services in subsequent periods, the Company's local termination services still will be required by the ILECs and must be provided under the Telecommunications Act, and likely will result in increasing volume in minutes due to the growth of the Internet and related services markets. The Company expects to negotiate and/or arbitrate reasonable compensation and collection terms for local termination services, although there is no assurance that such compensation will remain consistent with current levels. Additionally, the Company expects to supplement its current operations with revenue, and ultimately EBITDA, from new services offerings such as RAS, Internet RAS and DSL, however, the Company may or may not be successful in its efforts to deploy such services profitably.

New Accounting Pronouncement

     In June 1999, the Financial Accounting Standards Board (the FASB) issued FASB Interpretation No. 43, Real Estate Sales, an interpretation of FASB Statement No. 66 (FIN 43). FIN 43 establishes standards for recognition of profit on all real estate sales transactions without regard to the nature of the seller's business. Specifically, FIN 43 expands the concept of real estate to include "integral equipment," which is defined in FIN 43 as "any physical structure or equipment attached to the real estate that cannot be removed and used separately without incurring significant costs." The provisions of FIN 43 are effective for all sales of real estate with property improvements or integral equipment entered into after June 30, 1999.

     The Company believes FIN 43 limits the application of sale-type lease accounting to grants of indefeasible rights of use (IRUs) of constructed dark fiber in exchange for cash unless the Company transfers ownership of the underlying assets to the lessee as, under this interpretation, dark fiber is considered integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. In the event that sales-type lease accounting is not applicable to portions or all of an IRU, the Company will apply operating lease accounting and recognize revenue and operating costs ratable over the term of the agreement. Since the Company's IRUs which were accounted for as sales-type leases and excluded ownership transfer terms for underlying assets deemed to be integral equipment do not represent a significant portion of the Company's historical revenue or operating costs, the

Company does not expect the adoption of FIN 43 to have a material impact on the Company's financial operations or results of operations in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     The Company's financial position and cash flows are subject to a variety of risks in the normal course of business, which include market risks associated with movements in interest rates and equity prices. The Company routinely assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. The Company does not, in the normal course of business, use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

     The Company's exposure to market risk associated with changes in interest rates relates primarily to the Company's investments in marketable securities and its senior indebtedness.

     The Company invests primarily in high-grade, short-term investments that consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale. The Company's short-term investment objectives are safety, liquidity and yield, in that order. As of December 31, 1999, the Company had approximately $125.5 million in cash, cash equivalents and short-term investments available for sale, at a weighted average fixed interest rate of 5.33% and approximately $17.7 million in available for sale investments in U.S. Treasury Securities which mature in excess of one year at a weighted average fixed interest rate of 4.58%. A hypothetical 10% fluctuation in market rates of interest would not cause a material change in the fair value of the Company's investment in marketable securities at December 31, 1999, and accordingly, would not cause a material impact on the Company's financial position, results of operations or cash flows.

     At December 31, 1999, the Company's indebtedness included $1.8 billion under the 13 1/2% Notes, 12 1/2% Notes, 11 5/8% Notes, 10% Notes and 9 7/8% Notes and $519.3 million under the 14 1/4% Preferred Stock, 14% Preferred Stock and 6 3/4% Preferred Securities. These instruments contain fixed annual interest and dividend rates. Accordingly, any change in market interest rates would have no impact on the Company's financial position, results of operations or cash flows. Future increases in interest rates could increase the cost of any new borrowings by the Company. The Company does not hedge against future changes in market rates of interest.

     On August 12, 1999, the Company entered into the Senior Facility, consisting of two term loans and a revolving line of credit. All components of the Senior Facility bear variable annual rates of interest, based on the change in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate. Consequently, additional borrowings under the Senior Facility and increases in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate will increase the Company's indebtedness and may increase the Company's interest expense in future periods. Additionally, under the terms of the Senior Facility, the Company is required to hedge the interest rate risk on $100.0 million of the Senior Facility if LIBOR exceeds 9.0% for 15 consecutive days. As of December 31, 1999, the Company had $79.6 million outstanding under the Senior Facility. A hypothetical change in annual interest rate of 1% per annum would result in a change in interest expense of approximately $0.8 million.

Equity Price Risk

     On March 30, 1999, the Company purchased for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock of NorthPoint Communications Holdings, Inc. (NorthPoint) which was converted into 555,555 shares of Class B common stock of NorthPoint (the NorthPoint Class B Shares) on May 5, 1999. The NorthPoint Class B Shares are convertible on or after March 31, 2000 on a one-for-one basis into a voting class of common stock of NorthPoint. Accordingly, the Company will be subject to the effects of fluctuations in the fair value of the common stock of NorthPoint until such time when the Company is permitted to liquidate its investment in NorthPoint.

     On August 11, 1999, the Company purchased 1,250,000 shares of Series C Preferred Stock (the ThinkLink Preferred Stock) of International ThinkLink Corporation (ThinkLink), for $1.0 million in cash. The ThinkLink Preferred Stock will automatically convert to common stock upon the completion of the initial public offering of the common stock of ThinkLink or upon election to convert by the holders of a majority of the ThinkLink Preferred Stock. The conversion rate from the ThinkLink Preferred Stock to common stock of ThinkLink is initially one-for-one; however, such conversion is subject to adjustment.
The Company will be subject to the effects of fluctuations in the fair value of the common stock of ThinkLink until such time when the Company may liquidate its investment in ThinkLink. The Company has accounted for its investment in ThinkLink under the cost method of accounting.

     Although changes in the fair market value of the common stock of NorthPoint and ThinkLink may affect the fair market value of the Company's investments in NorthPoint and ThinkLink and cause unrealized gains or losses, such gains or losses will not be realized until the securities are sold.

Market Price Risk

     The fair value of the Company's Senior Discount Notes outstanding was $1,504.1 million as of December 31, 1999 compared to the carrying value of $1,793.0 million. A hypothetical 10% fluctuation in market rates of interest would not cause a material change in the fair value of the Company's Senior Discount Notes at December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The consolidated financial statements of the Company appear on page F-1 of this Annual Report. The financial statement schedule required under Regulation S-X is filed pursuant to Item 14 of this Annual Report, and appears on page S-1 of this Annual Report.

     Selected quarterly financial data required under this Item is included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

                                                              ICG Communications


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
          ----------------------------------------------

       The information required by Item 10 is incorporated by reference from the Company's Proxy Statement to be used in connection with our 2000 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission (the "Commission") on or prior to April 29, 2000. The Directors and executive officers of each of Holdings-Canada and Holdings are set forth below. Holdings-Canada

    The Directors of Holdings-Canada are:

              Harry R. Herbst
              H. Don Teague

    The executive officers of Holdings-Canada are:

              J. Shelby Bryan - President and Chief Executive Officer
              Harry R. Herbst - Executive Vice President and Cheif Financial
                                Officer
              H. Don Teague   - Executive Vice President, General Counsel and
                                Secretary

Holdings

    The Directors of Holdings are:

              J. Shelby Bryan (Chairman)
              William S. Beans
              Harry R. Herbst
              H. Don Teague

    The executive officers of Holdings are:

              J. Shelby Bryan  - President and Chief Executive Officer
              William S. Beans - Executive Vice President
              Harry R. Herbst  - Executive Vice President and Chief Financial
                                 Officer
              H. Don Teague    - Executive Vice President, General Counsel and
                                 Secretary

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

William S. Beans, Jr., 34, has been an Executive Vice President of Holdings-Canada and Holding since January 2000. Prior thereto, he was Executive Vice President of the Company and Executive Vice President Network Services of ICG from June 1999. Prior to joining ICG, Mr. Beans held several positions in the Teleport Communications Group, a division of AT&T Local Services. He was National Vice President -Operations from November 1997 until June 1999, Vice President Customer Care/Customer Service from October 1995 to November 1997 and Vice President or Network Development from September 1993 to October 1995.

Harry R. Herbst, 47, was appointed Executive Vice President, Chief Financial Officer and Director of Holdings-Canada and Holdings in August 1998 and has been a member of the Board of Directors of Holdings-Canada and Holdings since October 1995. Prior to joining the Company, Mr. Herbst was Vice President of Finance and Strategic Planning for Gulf Canada Resources Ltd. from November 1995 to June 1998 and Vice President and Treasurer of Gulf Canada Resources Ltd. from January to November 1995. Previously, Mr. Herbst was Vice President of Taxation for Torch Energy Advisors Inc. from 1991 to 1994, and tax manager for Apache Corp. from 1987 to 1990. Mr. Herbst is a certified public accountant, formerly with Cooper & Lybrand.

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


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

       The information required by Item 11 is incorporated by reference from the Company's Proxy Statement to be used in connection with our 2000 Annual Meeting of Shareholders and to be filed with the Commission on or prior to April 29, 2000. Neither Holdings-Canada nor Holdings pays any form of compensation to any of their respective Directors or Officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

       The information required by Item 12 is incorporated by reference from the Company's Proxy Statement to be used in connection with our 2000 Annual Meeting of Shareholders and to be filed with the Commission on or prior to April 29, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

       The information required by Item 13 is incorporated by reference from the Company's Proxy Statement to be used in connection with our 2000 Annual Meeting of Shareholders and to be filed with the Commission on or prior to April 29, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORT ON FORM 8-K
          -------------------------------------------------------------

(A)  (1)  Financial Statements

     The following financial statements are included in Item 8 of Part II:

                                                                                                      Page
                                                                                                      ----

Independent Auditors' Report - Report of KPMG LLP.............................................        F-2
Report of Ernst & Young LLP, Independent Auditors for the Year Ended December 31,
  1997........................................................................................        F-3
Consolidated Balance Sheets, December 31, 1998 and 1999.......................................        F-4
Consolidated Statements of Operations, Years Ended December 31, 1997, 1998 and 1999...........        F-6
Consolidated Statements of Stockholders' Equity (Deficit), Years Ended December 31, 1997,
  1998 and 1999...............................................................................        F-8
Consolidated Statements of Cash Flows, Years Ended December 31, 1997, 1998 and 1999...........        F-9
Notes to Consolidated Financial Statements....................................................        F-12

     (2)  Financial Statement Schedule

     The following Financial Statement Schedule is submitted herewith:


Independent Auditors' Report.................................................................         S-1
Schedule II: Valuation and Qualifying Accounts...............................................         S-2

     (3)  List of Exhibits

          (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

               2.1: Plan of Arrangement under Section 192 of the Canada Business Corporations Act. [Incorporated by reference to
                      Exhibit 2.1 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-4226].

          (3)  Corporate Organization

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

          (4) Instruments Defining the Rights of Security Holders, Including Indentures

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

               4.9: Indenture, between ICG Services, Inc. and Norwest Bank Colorado, National Association, dated as of February 12, 1998 [Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 of ICG Services, Inc., File No. 333-51037].

               4.10: Indenture, between ICG Services, Inc. and Norwest Bank Colorado, National Association, dated as of April 27, 1998 [Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 of ICG Services, Inc., File No. 333-60653, as amended].

               4.11: Second Amended and Restated Articles of Incorporation of ICG Holdings, Inc., dated March 10, 1997.

               4.12: Loan Agreement, dated as of January 1, 1999, by and among TriNet Realty Capital, Inc. and ICG Services, Inc. [Incorporated by reference to Exhibit 10.3 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].

               4.13: Promissory Note, dated as of January 1, 1999, by and among TriNet Realty Capital, Inc. and ICG Services, Inc. [Incorporated by reference to Exhibit 10.4 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].

               4.14: Deed of Trust, Assignment of Rents and Security Agreement, made as of January 1, 1999, granted by ICG Services, Inc. for the benefit of TriNet Realty Capital, Inc. [Incorporated by reference to Exhibit 10.5 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].

               4.15: Amended and Restated Loan Agreement, dated as of May 1, 1999, by and among TriNet Realty Capital, Inc. and ICG 161, L.P. [Incorporated by reference to Exhibit 10.1 to ICG

                      Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].

               4.16: Credit Agreement, dated as of August 12, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, the Initial Lenders and the Initial Issuing Bank, as Initial Lenders and Initial Issuing Bank, Royal Bank of Canada, as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger and Bank of America, N.A. and Barclays Bank Plc, as Co-Documentation Agents [Incorporated by reference to Exhibit 10.11 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].

               4.17: Security Agreement, dated August 12, 1999, from ICG Equipment, Inc. and ICG NetAhead, Inc., as Grantors to Royal Bank of Canada, as Collateral Agent [Incorporated by reference to Exhibit 10.12 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].

               4.18: Amendment No. 1 to Credit Agreement, dated as of September 30, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, certain Initial Lender Parties thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, and Bank of America, N.A. and Barclays Bank Plc, as Co-Documentation Agents [Incorporated by reference to Exhibit 10.8 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].

               4.19: Amendment and Waiver No. 2 to the Loan Documents, dated as of December 29, 1999, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent.

               4.20: Amendment No. 3 to the Loan Documents, dated as of February 11, 2000, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent.

          (9)  Voting Trust Agreement

               None.

          (10) Material Contracts.

               10.1: Arrangement and Support Agreement dated June 27, 1996 between ICG Communications, Inc. and IntelCom Group Inc. [Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-4226].

               10.2: Incentive Stock Option Plan #2 [Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

               10.3: Form of Stock Option Agreement for Incentive Stock Option Plan #2 [Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

               10.4: Incentive Stock Option Plan #3 [Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

               10.5: Form of Stock Option Agreement for Incentive Stock Option Plan #3 [Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

               10.6: 1994 Employee Stock Option Plan [Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

               10.7: Form of Stock Option Agreement for 1994 Employee Stock Option Plan [Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

               10.8: Employment Agreement, dated as of May 30, 1995, between IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.5 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

               10.9: Stock Option Agreement, dated as of May 30, 1995, between IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.6 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

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

              10.12: ICG Communications, Inc., 401(k) Wrap Around Deferred Compensation Plan. [Incorporated by reference to Exhibit
                      10.42 to ICG Communications, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1996].

              10.13: ICG Communications, Inc. 1996 Employee Stock Purchase Plan. [Incorporated by reference to the Registration Statement on Form S-8 of ICG Communications, Inc., File No. 33-14127, filed on October 14, 1996].

              10.14: Consulting Services Agreement, by and between IntelCom Group Inc. and International Communications Consulting, Inc., effective January 1, 1996 [Incorporated by reference to Exhibit 10.44 to ICG Communications, Inc.'s Transition Report on Form 10-K/A for the three months ended December 31, 1996].

              10.15: Confidential General Release and Covenant Not to Sue, by and between ICG Communications, Inc. and John D. Field, dated November 5, 1996 [Incorporated by reference to
                      Exhibit 10.45 to ICG Communications, Inc.'s Transition Report on Form 10-K/A for the three months ended December 31, 1996].

              10.16: Amendment, dated as of March 26, 1997, between ICG Communications, Inc. and J. Shelby Bryan, to Employment Agreement, dated as of May 30, 1995, between IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997].

              10.17:  1996 Stock Option Plan [Incorporated by reference to
                      Exhibit 4.6 to the Registration Statement on Form S-8 of ICG Communications, Inc., File No. 333-25957, filed on April 28, 1997].

              10.18: Amendment No. 1 to the ICG Communications, Inc. 1996 Stock Option Plan.

              10.19: Employment Agreement, dated as of April 22, 1997, between ICG Communications, Inc. and Don Teague [Incorporated by reference to Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997].

              10.20: Amendment No. 2 to the ICG Communications, Inc. 1996 Stock Option Plan [Incorporated by reference to Exhibit
                      10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997].

               10.21a: Purchase Agreement between ICG Holdings, Inc. and TriNet
                       Corporate Realty Trust, Inc., dated December 9, 1997.

               10.21b: First Amendment to Purchase Agreement, by and between
                       ICG Holdings, Inc. and TriNet Essential Facilities X, Inc., dated January 15, 1998.

               10.21c: Assignment of Purchase Agreement, by and between TriNet
                       Corporate Realty Trust, Inc., dated January 15, 1998.

               10.21d: Commercial Lease - Net between TriNet Essential
                       Facilities X, Inc. and ICG Holdings, Inc., dated January 15, 1998.

               10.21e: Continuing Lease Guaranty, by ICG Communications, Inc. to
                       TriNet Essential Facilities X, Inc., dated January 20, 1998.

               10.21f: Continuing Lease Guaranty, by ICG Holdings (Canada),
                       Inc. to TriNet Essential Facilities X, Inc., dated January 20, 1998.

               10.22: Agreement and Plan of Merger, dated October 12, 1997, by and among ICG Communications, Inc., ICG Acquisition, Inc. and NETCOM On-Line Communication Services, Inc. [Incorporated by reference to Exhibit 2.1 to Form 8-K, dated January 21, 1998].

               10.23: Amendment to Agreement and Plan of Merger, dated December 15, 1997, by and among ICG Communications, Inc., ICG Acquisition, Inc. and NETCOM On-Line Communication Services, Inc. [Incorporated by reference to Exhibit 2.2 to Form 8-K, dated January 21, 1998].

               10.24: Employment Agreement, dated July 1, 1998, between ICG Communications, Inc. and Harry R. Herbst [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998].

               10.25: Employment Agreement, dated September 23, 1998, between ICG Communications, Inc. and Douglas I. Falk [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998].

               10.26: Asset Purchase Agreement by and between MindSpring Enterprises, Inc. and NETCOM On-Line Communication Services, Inc., dated as of January 5, 1999 [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Current Report on Form 8-K, dated March 4, 1999].

               10.27:  ICG Communications, Inc. 1998 Stock Option Plan.

               10.28:  Form of Stock Option Agreement for 1998 Stock Option
                       Plan.

               10.29: Amendment No. 1 to the ICG Communications, Inc. 1998 Stock Option Plan, dated December 15, 1998.

               10.30: Form of Agreement regarding Gross-Up Payments, by and between ICG Communications, Inc. and each of J. Shelby Bryan, Harry R. Herbst, Douglas I. Falk and H. Don Teague, dated December 16, 1998.

               10.31: Extension and Amendment to Employment Agreement, dated as of March 10, 1999, by and between ICG Communications, Inc. and J. Shelby Bryan. [Incorporated by reference to
                       Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].

               10.32: Deferred Compensation Agreement, dated as of April 1, 1999, by and between ICG Communications, Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].

               10.33: Purchase Agreement, dated as of January 1, 1999, by and among TriNet Essential Facilities X, Inc. and ICG Services, Inc. [Incorporated by reference to Exhibit 10.6 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].

               10.34: Assumption and Modification Agreement, dated as of May 1, 1999, by and among ICG Services, Inc., ICG 161, L.P. and TriNet Realty Capital, Inc. [Incorporated by reference to
                       Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].

               10.35: Employment Agreement, dated as of May 19, 1999, between ICG Communications, Inc. and Harry R. Herbst [Incorporated by reference to Exhibit 10.3 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].

               10.36: Employment Agreement, dated as of May 19, 1999, between ICG Communications, Inc. and H. Don Teague
                       [Incorporated by reference to Exhibit 10.4 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].

               10.37: Employment Agreement, dated as of May 19, 1999, between ICG Communications, Inc. and John Kane [Incorporated by reference to Exhibit 10.5 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].

               10.38: Employment Agreement, dated as of June 1, 1999, between ICG Communications, Inc. and Douglas I. Falk [Incorporated by reference to Exhibit 10.6 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].

                10.39: Amendment to Employment Agreement, dated as of June 9,
                       1999, between ICG Communications, Inc. and John Kane [Incorporated by reference to Exhibit 10.7 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].

               10.40: Employment Agreement, dated as of June 28, 1999, between ICG Communications, Inc. and William S. Beans, Jr. [Incorporated by reference to Exhibit 10.8 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].

               10.41: Share Price Appreciation Vesting Non-Qualified Stock Option Agreement, dated as of June 28, 1999, between ICG Communications, Inc. and William S. Beans, Jr. [Incorporated by reference to Exhibit 10.9 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].

               10.42: Employment Agreement, dated as of July 1, 1999, between ICG Communications, Inc. and Michael D. Kallet [Incorporated by reference to Exhibit 10.10 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].

               10.43: Amendment to the Stock Option Agreement between J. Shelby Bryan and IntelCom Group, Inc. dated May 30, 1995, dated as of March 10, 1999, between ICG Communications, Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit
                       10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].

               10.44: Amendment to the Stock Option Agreement between J. Shelby Bryan and IntelCom Group, Inc. dated November 13, 1995, dated as of March 10, 1999, between ICG Communications, Inc. and J. Shelby Bryan [Incorporated by reference to
                       Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].

               10.45: Promissory Note, dated as of August 6, 1999, between ICG Telecom Group, Inc. and John Kane [Incorporated by reference to Exhibit 10.3 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].

               10.46: Amendment to Employment Agreement, dated as of August 22, 1999, between ICG Communications, Inc. and John Kane [Incorporated by reference to Exhibit 10.4 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].

               10.47: Amendment to Employment Agreement, dated as of August 22, 1999, between ICG Communications, Inc. and Don Teague

                       [Incorporated by reference to Exhibit 10.5 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].

               10.48: Amendment to Employment Agreement, dated as of August 22, 1999, between ICG Communications, Inc. and Harry R. Herbst [Incorporated by reference to Exhibit 10.6 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].

               10.49: Amendment to Employment Agreement, dated as of September 14, 1999, between ICG Communications, Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.7 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].

               10.50: Promissory Note, dated as of December 10, 1999, between ICG Telecom Group, Inc. and John Kane.

               10.51: General Release, Covenant Not to Sue and Agreement, dated as of January 1, 2000, between ICG Communications, Inc. and John Kane.

               10.52: Letter of Understanding to Douglas I. Falk, dated December 15, 1999, from ICG Communications, Inc. regarding Section 4 of the Employment Agreement between ICG Communications, Inc. and Douglas I. Falk.

               10.53: Employment Agreement, dated as of July 1, 1999, by and between ICG Communications, Inc. and Carla J. Wolin.

               10.54: Amendment to Employment Agreement, dated as of August 22, 1999, by and between ICG Communications, Inc. and Carla J. Wolin.

               10.55: Employment Agreement, dated as of January 7, 2000, by and between ICG Communications, Inc. and James Washington.

               10.56: General Release, Covenant Not to Sue and Agreement, dated as of January 17, 2000, between ICG Communications, Inc. and Douglas I. Falk.

               10.57: Employment Agreement, dated as of February 1, 2000, by and between ICG Communications, Inc. and Cindy Z. Schonhaut.

               10.58: Employment Agreement, dated as of March 8, 2000, by and between ICG Communications, Inc. and Pamela S. Jacobson

          (11) Statement re Computation of per Share Earnings

               Not Applicable.

          (12) Statement re Computation of Ratios

               Not Applicable.

          (13) Annual Report to Security Holders

               Not Applicable.

          (21) Subsidiaries of the Registrant

               21.1:  Subsidiaries of the Registrant.

          (22) Published Report re Matters Submitted to Vote of Security
               Holders.

               Not Applicable.

          (23) Consents

               23.1:  Consent of KPMG LLP.

               23.2:  Consent of Ernst & Young LLP.

          (24) Power of Attorney.

               Not Applicable.

          (27) Financial Data Schedule.

               27.1: Financial Data Schedule of ICG Communications, Inc. for the Year Ended December 31, 1999.

(B)  Report on Form 8-K

     The following report on Form 8-K was filed by the Registrants during the quarter ended December 31, 1999:

     ICG Communications, Inc.     (i) Current Report on Form 8-K dated November
     ICG Holdings (Canada) Co.        1, 1999 regarding the announcement of the
     ICG Holdings, Inc.:              Company's earnings information and
                                      results ofoperations for the quarter
                                      ended September 30, 1999.

(C)  Exhibits

     The exhibits required by this Item are listed under Item 14(A)(3).

(D)  Financial Statement Schedule

     The financial statement schedule required by this Item is listed under Item 14(A)(2).

                              FINANCIAL STATEMENTS

                                                                                                                         Page
                                                                                                                       -------

Independent Auditors' Report - Report of KPMG LLP.................................................................       F-2

Report of Ernst & Young LLP, Independent Auditors, for the Year Ended December 31, 1997...........................       F-3

Consolidated Balance Sheets, December 31, 1998 and 1999...........................................................       F-4

Consolidated Statements of Operations, Years Ended December 31, 1997, 1998 and 1999...............................       F-6

Consolidated Statements of Stockholders' Equity (Deficit), Years Ended
   December 31, 1997, 1998 and 1999...............................................................................       F-8

Consolidated Statements of Cash Flows, Years Ended December 31, 1997, 1998 and 1999...............................       F-9

Notes to Consolidated Financial Statements........................................................................       F-12

               INDEPENDENT AUDITORS' REPORT - REPORT OF KPMG LLP

The Board of Directors and Stockholders
ICG Communications, Inc.:

We have audited the accompanying consolidated balance sheets of ICG Communications, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of NETCOM On-Line Communication Services, Inc. (NETCOM), a discontinued wholly owned subsidiary of the Company, for the year ended December 31, 1997, whose loss from operations constitutes
83.8 percent of the consolidated loss from discontinued operations in 1997. Those consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for NETCOM in 1997, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICG Communications, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                 /s/ KPMG LLP

Denver, Colorado
February 16, 2000

               REPORT OF ERNST & YOUNG LLP, Independent Auditors

The Board of Directors and Stockholders
NETCOM On-Line Communication Services, Inc.

We have audited the consolidated statements of operations, stockholders' equity and cash flows of NETCOM On-Line Communication Services, Inc. for the year ended December 31, 1997 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of NETCOM On-Line Communication Services, Inc. for the year December 31, 1997, in conformity with accounting principles generally accepted in the United States.

                             /s/ Ernst & Young LLP

San Jose, California
February 13, 1998

    ICG COMMUNICATIONS, INC.
    AND SUBSIDIARIES


    Consolidated Balance Sheets
    December 31, 1998 and 1999

-------------------------------------------------------------------------------------------------------------------
                                                                                         December 31,
                                                                         ------------------------------------------
Assets                                                                         1998                      1998
------                                                                   -------------------          -------------
                                                                                        (in thousands)
Current assets:
   Cash and cash equivalents                                                    $210,307                   103,288
   Short-term investments available for sale (note 5)                             52,000                    22,219
   Receivables:
      Trade, net of allowance of $14.4 million and $78.7 million
         at December 31, 1998 and 1999, respectively (note 14)                   113,030                   167,273
      Other                                                                          529                     1,458
                                                                            ---------------           --------------
                                                                                 113,559                   168,731
                                                                            ---------------           --------------
   Prepaid expenses, deposits and inventory                                       11,530                    11,388
   Net current assets of discontinued operations (note 3)                             66                         -
                                                                            --------------            -------------
    Total current assets                                                         387,462                   305,626
                                                                            --------------            -------------
Property and equipment (notes 6, 9, 10, 14 and 16)                             1,064,112                 1,805,378
   Less accumulated depreciation                                                (156,054)                 (279,698)
                                                                            --------------            -------------
     Net property and equipment                                                  908,058                 1,525,680
                                                                            --------------            -------------
Restricted cash (note 11)                                                         16,912                    12,537
Investments (note 7)                                                                   -                    28,939
Other assets:
   Goodwill, net of accumulated amortization of $12.4
     million and $31.7 million at December 31, 1998 and
     1999, respectively (note 4)                                                 110,513                    95,187
   Deferred financing costs, net of accumulated
     amortization of $9.6 million and $14.4 million at
     December 31, 1998 and 1999, respectively (note 10)                           35,958                    35,884
   Transmission and other licenses                                                 5,646                         -
   Other, net (note 8)                                                            22,324                    16,768
                                                                            --------------            -------------
                                                                                 174,441                   147,839
                                                                            --------------            -------------
Net non-current assets of discontinued operations (note 3)                       102,774                         -
                                                                            --------------            -------------
         Total assets (note 15)                                             $  1,589,647                 2,020,621
                                                                            ==============            =============

                                                                                                      (Continued)



    ICG COMMUNICATIONS, INC.
    AND SUBSIDIARIES


    Consolidated Balance Sheets, Continued

-------------------------------------------------------------------------------------------------------------
                                                                                         December 31,
Liabilities and Stockholders' Deficit                                            ----------------------------
-------------------------------------                                                1998             1999
                                                                                 -----------   --------------
                                                                                       (in thousands)
Current liabilities:
  Accounts payable                                                               $    30,424          112,291
  Payable pursuant to IRU agreement (note 9)                                               -          135,322
  Accrued liabilities                                                                 51,565           85,709
  Deferred revenue (note 14)                                                           5,647           25,175
  Deferred gain on sale (note 3)                                                           -            5,475
  Current portion of capital lease obligations (notes 9 and 14)                        4,846            8,090
  Current portion of long-term debt (note 10)                                             46              796
  Current liabilities of discontinued operations (note 3)                                  -              529
                                                                                 -------------  -------------
       Total current liabilities                                                      92,528          373,387
                                                                                 -------------  -------------

Capital lease obligations, less current portion (notes 9 and 14)                      62,946           63,348
Long-term debt, net of discount, less current portion (note 10)                    1,598,998        1,905,901
Other long-term liabilities                                                                -            2,526
                                                                                 -------------  -------------
       Total liabilities                                                           1,754,472        2,345,162
                                                                                 -------------  -------------
Redeemable preferred stock of subsidiary ($346.2 million and $397.9 million
  liquidation value at December 31, 1998 and 1999, respectively) (note 11)           338,310          390,895

Company-obligated mandatorily redeemable preferred securities of subsidiary limited liability company which holds solely Company preferred stock ($133.4
  million liquidation value at December 31, 1998 and 1999) (note 11)                 128,042          128,428

Stockholders' deficit (note 12):
  Common stock, $.01 par value, 100,000,000 shares authorized; 46,360,185 and
   47,761,337 shares issued and outstanding at December 31, 1998 and 1999,
   respectively (notes 1 and 12)                                                         464              478
  Additional paid-in capital                                                         577,940          599,282
  Accumulated deficit                                                             (1,209,462)      (1,443,624)
  Accumulated other comprehensive loss                                                  (119)               -
                                                                                 -------------  -------------
       Total stockholders' deficit                                                  (631,177)        (843,864)
                                                                                 -------------  -------------
Commitments and contingencies (notes 7, 9, 10, 11 and 14)
       Total liabilities and stockholders' deficit                               $ 1,589,647        2,020,621
                                                                                 =============  =============

         See accompanying notes to consolidated financial statements.

  ICG COMMUNICATIONS, INC.
  AND SUBSIDIARIES


  Consolidated Statements of Operations
  Years Ended December 31, 1997, 1998 and 1999

------------------------------------------------------------------------------------------------------------------------------------

                                                                                   Years ended December 31,
                                                         ---------------------------------------------------------------------------
                                                                1997                       1998                         1999
                                                         ----------------        ----------------------        ---------------------
                                                                            (in thousands, except per share data)
Revenue (notes 2, 14 and 15)                                  $ 149,358                      303,317                   479,226

Operating costs and expenses:
  Operating costs                                               147,338                      187,260                   238,927
  Selling, general and administrative expenses                  121,884                      158,153                   239,756
  Depreciation and amortization (notes 6 and 15)                 49,836                       91,927                   174,239
  Provision for impairment of long-lived assets
   (note 15 and 16)                                               5,169                            -                    31,815
  Restructuring costs (note 17)                                       -                        1,786                         -
  Other, net                                                        292                        4,877                       387
                                                             ----------                   ----------                 ---------
     Total operating costs and expenses                         324,519                      444,003                   685,124
                                                             ----------                   ----------                 ---------
     Operating loss                                            (175,161)                    (140,686)                 (205,898)

Other (expense) income:
  Interest expense (notes 10 and 15)                           (117,521)                    (170,015)                 (212,420)
  Interest income                                                21,828                       28,401                    16,300
  Other expense, net, including realized gains and
   losses on marketable trading securities (note 7)                (424)                      (1,118)                   (2,522)
                                                             ----------                   ----------                 ---------
                                                                (96,117)                    (142,732)                 (198,642)
                                                             ----------                   ----------                 ---------
Loss from continuing operations before income
  taxes, preferred dividends and extraordinary gain            (271,278)                    (283,418)                 (404,540)
Income tax expense (notes 15 and 18)                                  -                          (90)                      (25)
Accretion and preferred dividends on preferred
  securities of subsidiaries, net of minority
  interest in share of losses (note 11)                         (39,019)                     (55,183)                  (61,897)
                                                             ----------                   ----------                 ---------
Loss from continuing operations before                        $(310,297)                    (338,691)                 (466,462)
  extraordinary gain                                         ----------                   ----------                 ---------
                                                                                                                      (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES


Consolidated Statements of Operations, Continued

---------------------------------------------------------------------------------------------------------------------------------
                                                                                   Years ended December 31,
                                                             --------------------------------------------------------------------

                                                                   1997                     1998                       1999
                                                             -----------------       -------------------       ------------------
                                                                            (in thousands, except per share data)
Discontinued operations (notes 1 and 3):
   Loss from discontinued operations                          $   (50,438)                    (77,577)                    (1,036)
   (Loss) gain on disposal of discontinued
      operations, net of income taxes of $4.7
      million in 1999                                                   -                      (1,777)                    37,825
                                                             ----------------             ----------------          -------------
                                                                  (50,438)                    (79,354)                    36,789
                                                             ----------------             ----------------          -------------
       Net loss before extraordinary gain                        (360,735)                   (418,045)                  (429,673)
                                                             ----------------             ----------------          -------------
Extraordinary gain on sales of operations of
   NETCOM, net of income taxes of
   $2.0 million (notes 3 and 15)                                        -                           -                    195,511
                                                             ----------------             ----------------          -------------
       Net loss                                               $  (360,735)                   (418,045)                  (234,162)
                                                             ================             ================          =============
Other comprehensive loss:
   Foreign currency translation adjustment                           (527)                       (263)                         -
   Unrealized loss on short-term investments
      available for sale                                             (540)                          -                          -
                                                             ----------------             ----------------          -------------
         Other comprehensive loss                                  (1,067)                       (263)                         -
                                                             ----------------             ----------------          -------------
         Comprehensive loss                                   $  (361,802)                   (418,308)                  (234,162)
                                                             ================             ================          =============

Net loss per share - basic and diluted:
   Loss from continuing operations                            $     (7.30)                      (7.49)                     (9.90)
   (Loss) income from discontinued operations                       (1.19)                      (1.76)                      0.78
   Extraordinary gain on sales of operations of
         NETCOM                                                         -                           -                       4.15
                                                             ---------------              ---------------           -------------
       Net loss per share - basic and diluted                 $     (8.49)                      (9.25)                     (4.97)
                                                             ================             ================          =============
Weighted average number of shares outstanding -
   basic and diluted                                               42,508                      45,194                     47,116
                                                             ===============               ===============            ===========


         See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

Years Ended December 31, 1997, 1998 and 1999

------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                                                      other          Total
                                                           Common stock     Additional             comprehensive   stockholders'
                                                         ------------------  paid-in   Accumulated    income         equity
                                                          Shares    Amount   capital     deficit      (loss)       (deficit)
                                                         --------  -------- ---------  -----------  ------------    ----------
                                                                                 (in thousands)

Balances at January 1, 1997                                41,930    $8,189   499,993     (430,682)        1,211        78,711
Shares issued for cash in connection with the exercise
    of options and warrants (note 12)                         938         5     4,111            -             -         4,116
Shares issued in connection with business combination
    (note 4)                                                  687         7    15,953            -             -        15,960
Shares issued for cash in connection with employee
    stock purchase plan (note 12)                             240         2     3,020            -             -         3,022
Shares issued as contribution to 401(k) plan (note 19)        179         2     3,008            -             -         3,010
Exchange of ICG Holdings (Canada), Inc. common shares
    for ICG common stock                                        -    (7,456)    7,456            -             -             -
Reversal of unrealized gains on short-term investments
    available for sale                                          -         -         -            -          (540)         (540)
Cumulative foreign currency translation adjustment              -         -         -            -          (527)         (527)
Net loss                                                        -         -         -     (360,735)            -      (360,735)
                                                         --------  -------- ---------  -----------  ------------    ----------
Balances at December 31, 1997                              43,974       749   533,541     (791,417)          144      (256,983)
Shares issued for cash by subsidiary, net of selling
    costs                                                     127         1     3,384            -             -         3,385
Shares issued for cash in connection with the exercise
    of options and warrants (note 12)                       1,519        15    19,268            -             -        19,283
Shares issued in connection with business combinations
    (note 4)                                                  502         5    15,527            -             -        15,532
Shares issued for cash in connection with the employee
    stock purchase plan (note 12)                             111         1     2,249            -             -         2,250
Shares issued as contribution to 401(k) plan (note 19)        127         2     3,662            -             -         3,664
Exchange of ICG Holdings (Canada), Inc. common shares
    for ICG common stock                                        -      (309)      309            -             -             -
Cumulative foreign currency translation adjustment              -         -         -            -          (263)         (263)
Net loss                                                        -         -         -     (418,045)            -      (418,045)
                                                         --------  -------- ---------  -----------  ------------    ----------
Balances at December 31, 1998                              46,360       464   577,940   (1,209,462)         (119)     (631,177)
Shares issued for cash in connection with the exercise
    of options and warrants (note 12)                         935         9    12,524            -             -        12,533
Shares issued for cash in connection with the employee
    stock purchase plan (note 12)                             206         2     3,359            -             -         3,361
Shares issued as contribution to 401 (k) plan (note 19)       260         3     5,457            -             -         5,460
Shares issued upon conversion of long-term debt                 -         -         2            -             -             2
Reversal of cumulative foreign currency translation
    adjustment                                                  -         -         -            -           119           119
Net loss                                                        -         -         -     (234,162)            -      (234,162)
                                                         --------  -------- ---------  -----------  ------------    ----------
Balances at December 31, 1999                              47,761    $  478   599,282   (1,443,624)            -      (843,864)
                                                         ========  ======== =========  ===========  ============    ==========

                 See accompanying notes to consolidated financial statement

ICG COMMJNICATIONS, INC.
AND SUBSIDIARIES


Consolidated Statements of Cash Flows
Years Ended December 31, 1997, 1998 and 1999

------------------------------------------------------------------------------------------------------------------------------------

                                                                                        Years ended December 31,
                                                                    ----------------------------------------------------------------

                                                                           1997                   1998                   1999
                                                                    -----------------      -----------------      ------------------
                                                                                             (in thousands)
Cash flows from operating activities:
     Net loss                                                       $  (360,735)                  (418,045)              (234,162)
     Net loss (income) from discontinued operations                      50,438                     79,354                (36,789)
     Extraordinary gain on sales of discontinued operations                   -                                          (195,511)
     Adjustments to reconcile net loss to net cash (used) provided by operating activities:
      Recognition of deferred gain                                            -                                           (29,250)
      Accretion and preferred dividends on preferred
        securities of subsidiaries, net of minority
        interest in share of losses                                      37,904                     55,183                 61,897
      Depreciation and amortization                                      49,836                     91,927                174,239
      Provision for impairment of long-lived assets                       5,169                                            31,815
      Deferred compensation                                                   -                                             1,293
      Net loss (gain) on disposal of long-lived assets                      292                      4,877                   (906)
      Provision for uncollectible accounts                                3,573                     11,238                 60,019
      Interest expense deferred and included in long-term
         debt, net of amounts capitalized on assets under
         construction                                                   102,947                    152,601                186,080
      Interest expense deferred and included in capital lease
        obligations                                                       6,345                      5,637                  5,294
      Amortization of deferred advertising costs included
        in selling, general and administrative expenses                       -                      1,795
      Amortization of deferred financing costs included in
        interest expense                                                  2,514                      4,478                  4,860
      Write-off of non-operating assets                                     200
      Contribution to 401(k) plan through issuance of
        common stock                                                      3,010                      3,664                  5,460
      Change in operating assets and liabilities, excluding the
        effects of business combinations, dispositions and
        non-cash transactions:
         Receivables                                                    (24,257)                   (88,962)              (120,857)
         Prepaid expenses, deposits and inventory                        (5,426)                    (1,566)                 3,474
         Deferred advertising costs                                           -                     (1,795)
         Accounts payable and accrued and other liabilities              20,846                     (2,288)                83,406
         Deferred revenue                                                   583                      1,842                 20,721
                                                                 -----------------          -----------------    ------------------
           Net cash (used) provided by operating activities         $  (106,761)                  (100,060)                21,083
                                                                 -----------------          -----------------    ------------------
                                                                                                                   (Continued)

  ICG COMMUNICATIONS, INC.
  AND SUBSIDIARIES


  Consolidated Statements of Cash Flows, Continued

------------------------------------------------------------------------------------------------------------------------------------

                                                                                          Years ended December 31,
                                                                      -----------------------------------------------------------

                                                                           1997                   1998                    1999
                                                                      ------------      -----------------      ------------------
                                                                                              (in thousands)
Cash flows from investing activities:
     Proceeds from sales of discontinued operations, net of
       selling costs and cash included in sales                        $         -                      -                374,897
     Payments for business acquisitions, net of cash acquired              (45,861)               (67,841)                     -
     Acquisition of property, equipment and other assets                  (261,318)              (355,261)              (591,518)
     Payments for construction of corporate headquarters                   (29,432)                (4,944)                (3,300)
     Purchase of corporate headquarters                                          -                      -                   (528)
     Proceeds from disposition of property, equipment and other
      assets                                                                14,574                    168                  4,300
     Proceeds from sale of corporate headquarters, net of selling
      and other costs                                                            -                 30,283                      -
     (Purchase) sale of short-term investments available for sale          (65,580)                60,281                 29,781
     Proceeds from sale of marketable securities, net of realized
      gain                                                                       -                      -                 30,000
     (Increase) decrease in restricted cash                                (25,416)                 7,737                  4,375
     Increase in long-term notes receivable from affiliate and
      others                                                                (9,552)                (4,880)                     -
     Purchase of investments                                                     -                      -                (28,939)
     Purchase of minority interest in subsidiaries                               -                 (9,104)                (6,039)
                                                                      --------------      -----------------      ------------------
       Net cash used by investing activities                              (422,585)              (343,561)              (186,971)
                                                                      --------------      -----------------      ------------------
  Cash flows from financing activities:
     Proceeds from issuance of common stock:
       Sale by subsidiary                                                        -                  3,385                      -
       Business combination                                                 15,960                      -                      -
       Exercise of options and warrants                                      4,116                 19,283                 12,533
       Employee stock purchase plan                                          1,319                  2,250                  3,361
     Proceeds from issuance of redeemable preferred securities
        of subsidiary, net of issuance costs                               223,628                      -                      -
     Proceeds from issuance of long-term debt                               99,908                550,574                 80,000
     Deferred long-term debt issuance costs                                 (3,554)               (17,591)                (4,785)
     Principal payments on capital lease obligations                       (29,735)               (16,509)               (14,662)
     Principal payments on long-term debt                                   (1,598)                (6,864)                  (502)
     Payments of preferred dividends                                        (1,240)                (8,927)                (8,927)
                                                                      --------------      -----------------      ------------------
       Net cash provided by financing activities                           308,804                525,601                 67,018
                                                                      --------------      -----------------      ------------------
       Net (decrease) increase in cash and cash equivalents               (220,542)                81,980                (98,870)
       Net cash (used) provided by discontinued operations                 (19,204)                 7,753                 (8,149)
Cash and cash equivalents, beginning of year                               360,320                120,574                210,307
                                                                      -------------       -----------------      ------------------
Cash and cash equivalents, end of year                                 $   120,574                210,307                103,288
                                                                      ==============      =================      ==================
                                                                                                                        (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES


Consolidated Statements of Cash Flows, Continued

----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Years ended December 31,
                                                                    ----------------------------------------------------------
                                                                          1997                  1998                   1999
                                                                    ---------------      -----------------      --------------
                                                                                           (in thousands)
 Supplemental disclosure of cash flows information of
    continuing operations:
       Cash paid for interest                                       $   5,715                  7,299                 15,216
                                                                  ===============      =================      ================
       Cash paid for income taxes                                   $       -                     90                  2,848
                                                                  ===============      =================      ================

Supplemental schedule of non-cash investing and
   financing activities of continuing operations:
     Common stock issued in connection with business
       combinations (note 4)                                        $       -                 15,532                      -
                                                                  ===============      =================      ================
     Acquisition of corporate headquarters assets through
       the issuance of long-term debt and conversion of
       security deposit (note 10)                                   $       -                      -                 33,077
                                                                  ===============      =================      ================
     Assets acquired pursuant to IRU agreement                              -                      -                135,322
     Assets acquired under capital leases                                   -                    775                  8,393
                                                                -----------------      -----------------      ----------------
       Total (notes 9 and 14)                                       $       -                    775                143,715
                                                                =================      =================      ================

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
________________________________________________________________________________

(1)  Organization and Nature of Business

     ICG Communications, Inc., a Delaware corporation (ICG), was incorporated on April 11, 1996 and is the publicly-traded U.S. parent company of ICG Funding, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of ICG (ICG Funding), ICG Holdings (Canada) Co., a Nova Scotia unlimited liability company (Holdings-Canada), ICG Holdings, Inc., a Colorado corporation (Holdings), and ICG Services, Inc., a Delaware corporation (ICG Services) and their subsidiaries. ICG and its subsidiaries are collectively referred to as the "Company."

     The Company's principal business activity is telecommunications services (Telecom Services). Telecom Services consists primarily of the Company's competitive local exchange carrier operations which provide local, long distance, data and enhanced telephony services to business end-users and Internet service providers (ISPs). Additionally, beginning in February 1999, the Company began providing wholesale network services over its nationwide data network to ISPs and other telecommunications providers. Through October 22, 1999, the Company provided Network Services which consisted of information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end-users, including Fortune 1000 firms and other large businesses and telecommunications companies. Through November 30, 1999, the Company also provided Satellite Services which consisted of satellite voice, data and video services provided to major cruise ship lines, the U.S. Navy, the offshore oil and gas industry and integrated communications providers. The Company's consolidated financial statements reflect the operations and net assets of Network Services and Satellite Services as discontinued for all periods presented.

     On January 21, 1998, ICG completed a merger with NETCOM On-Line Communication Services, Inc. (NETCOM). The Company issued approximately
     10.2 million shares of ICG Common Stock in connection with the merger, valued at approximately $284.9 million on the date of the merger. The business combination was accounted for as a pooling of interests. Effective November 3, 1998, the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM and, accordingly, the Company's consolidated financial statements reflect the operations and net assets of NETCOM as discontinued for all periods presented.

     In conjunction with the sales, the legal name of the NETCOM subsidiary was changed to ICG NetAhead, Inc. (NetAhead) (see note 3).

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(2)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and give retroactive effect to the merger of ICG and NETCOM on January 21, 1998, which was accounted for as a pooling of interests, and include the accounts of NETCOM and its subsidiaries as of the end of and for the periods presented. Additionally, the accompanying consolidated financial statements reflect the operations of NETCOM, Network Services, Satellite Services and Zycom Corporation (Zycom) as discontinued for all periods presented.

          All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Cash Equivalents

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     (c)  Inventory

          Inventory, consisting of equipment to be utilized in the installation of telecommunications systems, services and networks for customers, is recorded at the lower of cost or market.

     (d)  Investments

          The Company's short-term investment objectives are safety, liquidity and yield, in that order. The Company invests primarily in high-grade, short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale. Realized gains and losses and declines in value judged to be other than temporary are included in the statement of operations.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(2)  Summary of Significant Accounting Policies (continued)

          Investments in partnership interests and in common or preferred stock for which there is no public trading market and which represent less than a 20% equity interest in the investee company are accounted for using the cost method, unless the Company exercises significant influence and/or control over the operations of the investee company, in which case the equity method of accounting is used.

     (e)  Property and Equipment

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

     (f)  Capitalized Labor Costs

          Also included in property and equipment are capitalized labor and other costs associated with network development, service installation and internal-use software development.

          The Company capitalizes costs of direct labor and other employee benefits associated with the development, installation and expansion of the Company's networks. Depreciation begins in the period the network is substantially complete and available for use and is recorded on a straight-line basis over the estimated useful life of the equipment or network, ranging from eight to 20 years.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(2)  Summary of Significant Accounting Policies (continued)

          The Company capitalizes costs of direct labor and other employee benefits associated with installing and provisioning local access lines for new customers and providing new services to existing customers, since these costs are directly associated with multi-period, contractual, revenue-producing activities. Direct labor costs are capitalized only when directly related to the provisioning of customer services with multi-period contracts. Capitalization begins upon the acceptance of the customer order and continues until the installation is complete and the service is operational. Capitalized service installation costs are depreciated on a straight-line basis over two years, the estimated average customer contract term.

          The Company capitalizes costs of direct labor and other employee benefits associated with the development of internal-use computer software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Internal-use software costs are depreciated over the estimated useful life of the software, typically two to five years, beginning in the period when the software is substantially complete and ready for use.

     (g)  Other Assets

          Amounts related to the acquisition of transmission and other licenses are recorded at cost and amortized over 20 years using the straight-line method. Goodwill resulting from the application of the purchase method of accounting for business combinations is amortized over a maximum of 20 years using the straight-line method.

          Rights of way, minutes of use, and non-compete agreements are recorded at cost, and amortized using the straight-line method over the terms of the agreements, ranging from two to 12 years.

          Amortization of deferred financing costs is provided over the life of the related financing agreement, the maximum term of which is ten years, and is included in interest expense.

     (h) Impairment of Long-Lived Assets

          The Company provides for the impairment of long-lived assets, including goodwill, pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(2)  Summary of Significant Accounting Policies (continued)

          (SFAS 121), which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the estimated fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows.

     (i)  Foreign Currency Translation Adjustments

          The functional currency for all operations of NETCOM, which were sold during the year ended December 31, 1999, was the local currency. As such, all assets and liabilities denominated in foreign currencies were translated through March 16, 1999 at the exchange rate on the balance sheet date. Revenue and costs and expenses were translated at weighted average rates of exchange prevailing during the period. Translation adjustments are included in other comprehensive loss, which is a separate component of stockholders' equity (deficit).
          Gains and losses resulting from foreign currency translations are included in discontinued operations and are not significant for the periods presented.

     (j)  Revenue Recognition

          The Company recognizes revenue from services provided to its business end-user and ISP customers as such services are provided and charges direct selling expenses to operations as incurred. Maintenance revenue is recognized as services are provided. Uncollectible trade receivables are accounted for using the allowance method.

          Generally, the Company recognizes revenue earned under indefeasible rights of usw (IRUs), of constructed dark fiber, in exchange for cash, ratably over the term of the agreement. In the event that the IRU meets the definition of a sales-type lease pursuant to Statement of Financial Accounting Standards No. 13, Accounting for Leases (SFAS No.
          13), and the Company transfers ownership of the underlying assets to the customer, the Company will apply sales-type lease accounting and recognize revenue and related costs at the inception of the agreement. Prior to June 30, 1999, the Company applied sales-type lease accounting to IRUs that met the

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
____________________________________________________________________________

(2)  Summary of Significant Accounting Policies (continued)

          criteria included in SFAS No. 13, whether or not the agreement provided for the transfer of ownership of the underlying assets.
          Under either application, revenue recognition begins in the period that facilities are available for use by the customer. Revenue earned on the portion of IRUs attributable to the provision of maintenance services is recognized as services are provided, or ratably over the term of the agreement.

          Deferred revenue includes advance billings to customers for services provided by the Company's operations which have been billed in advance to the customer in compliance with contract terms.

     (k)  Income Taxes

          The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (l)  Net Loss Per Share

          Net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding. Weighted average number of shares outstanding represents combined ICG Common Stock and Holdings-Canada Class A common shares outstanding for the years ended December 31, 1997 and 1998, and ICG Common Stock only for the year ended December 31, 1999.

          Net loss per share is determined in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share (SFAS
          128). Under SFAS 128, basic loss per share is computed on the basis of weighted average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation of weighted average common shares outstanding. Potential common

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
____________________________________________________________________________

(2)  Summary of Significant Accounting Policies (continued)

          stock instruments, which include options, warrants and convertible subordinated notes and preferred securities, are not included in the Company's net loss per share calculation, as their effect is anti-dilutive.

     (m)  Stock-Based Compensation

          The Company accounts for its stock-based employee and non-employee director compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). The Company has provided pro forma disclosures of net loss and net loss per share as if the fair value based method of accounting for these plans, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), had been applied. Pro forma disclosures include the effects of employee and non-employee director stock options granted during the periods presented.

     (n)  Use of Estimates

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

     (o)  Reclassifications

          Certain prior period amounts have been reclassified to conform with the current period's presentation.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
_______________________________________________________________________________

(3)  Discontinued Operations and Divestitures

     Loss from discontinued operations consists of the following:

                                                           Years ended December 31,
                                                 ----------------------------------------
                                                    1997           1998           1999
                                                 ----------     ----------     ----------
                                                               (in thousands)
     NETCOM (a)                                   $(33,092)      (61,090)            -
     Network Services (b)                           (3,494)       (8,583)       (1,349)
     Satellite Services (c)                         (7,461)       (3,056)          313
     Zycom (d)                                      (6,391)       (4,848)            -
                                                  --------       -------        ------
          Loss from discontinued operations       $(50,438)      (77,577)       (1,036)
                                                  ========       =======        ======

     (a)  NETCOM

          On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an ISP located in Atlanta, Georgia and predecessor to EarthLink, Inc. (MindSpring). Total proceeds from the sale were $245.0 million, consisting of $215.0 million in cash and 376,116 shares of common stock of MindSpring, valued at approximately $79.76 per share at the time of the transaction. Assets and liabilities sold to MindSpring included those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. In conjunction with the sale to MindSpring, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company. MindSpring utilized the Company's network capacity under this agreement to provide Internet access to the dial-up services customers formerly owned by NETCOM. In addition, the Company received for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM. The carrying value of the assets retained by the Company was approximately $21.7 million, including approximately $17.5 million of network equipment, on February 17, 1999. The Company also retained approximately $11.3 million of accrued liabilities and capital lease obligations.

          On March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations for total proceeds of approximately $41.1 million. MetroNET Communications Corp., a Canadian entity, and Providence Equity Partners, located in Providence, Rhode Island (Providence), together purchased the

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(3)  Discontinued Operations and Divestitures (continued)

          80% interest in NETCOM Canada Inc. owned by NETCOM for approximately $28.9 million in cash. Additionally, Providence purchased all of the capital stock of NETCOM Internet Access Services Limited, NETCOM's operations in the United Kingdom, for approximately $12.2 million in cash.

          During the year ended December 31, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $195.5 million, net of income taxes of approximately $2.0 million. Offsetting the gain on the sales is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Additionally, since the Company expected to generate operating costs in excess of revenue under its network capacity agreement with MindSpring and the terms of the sale agreement were dependent upon and negotiated in conjunction with the terms of the network capacity agreement, the Company deferred approximately $34.7 million of the proceeds from the sale agreement to be applied on a periodic basis to the network capacity agreement. The deferred proceeds were recognized in the Company's statement of operations as the Company incurred cash operating losses under the network capacity agreement. Accordingly, the Company did not recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers were recognized in the Company's consolidated statement of operations as incurred. During the year ended December 31, 1999, the Company applied $29.3 million of deferred proceeds from the sale of the operating assets and liabilities of NETCOM to the network capacity agreement with MindSpring, which entirely offset the costs of the Company's operations under the agreement. The Company, through NetAhead, is currently utilizing the retained network operating assets to provide wholesale capacity and other enhanced network services on an ongoing basis to MindSpring under a new agreement as well as to other ISPs and telecommunications providers. Operating results from such services will be included in the Company's statement of operations as incurred. Since the operations sold were acquired by the Company in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
____________________________________________________________________________

(3)  Discontinued Operations and Divestitures (continued)

     (b)  Network Services

          On July 15, 1999, the Company's board of directors adopted a formal plan to dispose of the Company's investments in its wholly-owned subsidiaries, ICG Fiber Optic Technologies, Inc. and Fiber Optic Technologies of the Northwest, Inc. (collectively, Network Services). Accordingly, the Company's consolidated financial statements reflect the operations of Network Services as discontinued for all periods presented. During the three months ended June 30, 1999, the Company accrued approximately $8.0 million for estimated losses on the disposal of Network Services, including approximately $0.3 million for estimated operating losses of Network Services during the phase out period. On October 22, 1999, the Company completed the sale of all of the capital stock of Network Services to ACS Communications, Inc. for total proceeds of $23.9 million in cash. For the year ended December 31, 1999, the Company recorded a loss on the disposal of Network Services of $10.9 million. The Company has included in its loss on disposal of Network Services income from operations of $0.8 million of Network Services from July 15, 1999 through the date of sale.

     (c)  Satellite Services

          On July 15, 1999, the Company's board of directors adopted a formal plan to dispose of the Company's investments in ICG Satellite Services, Inc. and Maritime Telecommunications Network, Inc. (collectively, Satellite Services). Accordingly, the Company's consolidated financial statements reflect the operations of Satellite Services as discontinued for all periods presented. On November 30, 1999, the Company completed the sale of all of the capital stock of Satellite Services to ATC Teleports, Inc. for total proceeds of $98.1 million in cash. For the year ended December 31, 1999, the Company recorded a gain on the disposal of Satellite Services of $48.7 million net of income taxes of approximately $4.7 million. Offsetting the gain on the sale is $0.7 million in net losses from operations of Satellite Services from July 15, 1999 through the date of sale.

          On July 17, 1998, the Company entered into separate definitive agreements to sell the capital stock of MCN and Nova-Net Communications, Inc. (Nova-Net), two wholly owned subsidiaries within the Company's Satellite Services operations. The sale of MCN was completed on August 12, 1998. The Company recorded a gain on the sale of MCN of approximately $0.9 million during the year ended December 31,

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(3)  Discontinued Operations and Divestitures (continued)

          1998. The sale of Nova-Net was completed on November 18, 1998. The Company recorded a loss on the sale of Nova-Net of approximately $0.2 million during the year ended December 31, 1998.

     (d)  Zycom

          The Company owns a 70% interest in Zycom Corporation (Zycom) which, through its wholly owned subsidiary, Zycom Network Services, Inc.
          (ZNSI), operated an 800/888/900 number services bureau and a switch platform in the United States and supplied information providers and commercial accounts with audiotext and customer support services. In June 1998, Zycom was notified by its largest customer of the customer's intent to transfer its call traffic to another service bureau. In order to minimize the obligation that this loss in call traffic would generate under Zycom's volume discount agreements with AT&T Corp. (AT&T), its call transport provider, ZNSI entered into an agreement on July 1, 1998 with an unaffiliated entity, ICN Limited
          (ICN), whereby ZNSI assigned the traffic of its largest audiotext customer and its other 900-number customers to ICN, effective October 1, 1998. As part of this agreement, ICN assumed all minimum call traffic volume obligations to AT&T.

          The call traffic assigned to ICN represented approximately 86% of Zycom's revenue for the year ended December 31, 1998. The loss of this significant portion of Zycom's business, despite management's best efforts to secure other sources of revenue, raised substantial doubt as to Zycom's ability to operate in a manner which would benefit Zycom's or the Company's shareholders. Accordingly, on August 25, 1998, Zycom's board of directors approved a plan to wind down and ultimately discontinue Zycom's operations. On October 22, 1998, Zycom completed the transfer of all customer traffic to other providers. On January 4, 1999, the Company completed the sale of the remainder of Zycom's long-lived operating assets to an unrelated third party for total proceeds of $0.2 million. As Zycom's assets were recorded at estimated fair market value at December 31, 1998, no gain or loss was recorded on the sale during the year ended December 31, 1999.

          The Company's consolidated financial statements reflect the operations of Zycom as discontinued for all periods presented. Zycom reported net losses from operations of approximately $1.2 million for the period from August 25, 1998 to December 31, 1998 and reported no income or losses from operations for the year ended December 31, 1999. The Company has accrued for all expected future net losses of Zycom.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
____________________________________________________________________________

(3)  Discontinued Operations and Divestitures (continued)

          Included in net current liabilities and net non-current assets of discontinued operations in the Company's consolidated balance sheets are the following accounts of Zycom:

                                                                  December 31,
                                                           -------------------------
                                                              1998           1999
                                                           ----------     ----------
                                                               (in thousands)
          Cash and cash equivalents                         $    47           -
          Receivables, net                                       90           -
          Prepaid expenses and deposits                          11           -
          Accounts payable and accrued liabilities           (1,092)       (529)
                                                            -------        ----

              Net current liabilities of Zycom              $  (944)       (529)
                                                            =======        ====

          Net non-current assets of Zycom - property
              and equipment, net                            $   220           -
                                                            =======        ====

(4)  Purchase Acquisitions

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

     On July 27, 1998, the Company acquired DataChoice Network Services, L.L.C. (DataChoice) for total consideration of $5.9 million, consisting of 145,997 shares of ICG Common Stock and approximately $1.1 million in cash. The excess of the purchase price over the fair value of the net identifiable assets acquired of $5.8 million has been recorded as goodwill and is being amortized on a straight-line basis over five years. DataChoice, a Colorado limited liability company, provides point-to-point data transmission resale services through its long-term agreements with multiple regional carriers and nationwide providers.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(4)  Purchase Acquisitions (continued)

     The Company completed a series of transactions on July 30, 1998 to acquire NikoNet, Inc., CompuFAX Acquisition Corp. and Enhanced Messaging Services, Inc. (collectively, NikoNet). The Company paid approximately $13.8 million in cash, which included dividends payable by NikoNet to its former owners and amounts to satisfy NikoNet's former line of credit, assumed approximately $0.7 million in liabilities and issued 356,318 shares of ICG Common Stock with a fair market value of approximately $10.7 million on the date of the acquisition, for all the capital stock of NikoNet. The excess of the purchase price over the fair value of the net identifiable assets acquired of $22.6 million has been recorded as goodwill and is being amortized on a straight-line basis over five years. Located in Atlanta, Georgia, NikoNet provides broadcast facsimile services and enhanced messaging services to financial institutions, corporate investor and public relations departments and other customers. The Company believes the acquisition of NikoNet enables the Company to offer expanded services to its Telecom Services customers.

     On August 27, 1998, the Company purchased, for $9.0 million in cash, the remaining 20% equity interest in ICG Ohio LINX, Inc. (ICG Ohio LINX) which it did not already own. ICG Ohio LINX is a facilities-based competitive local exchange carrier which operates a fiber optic telecommunications network in Cleveland and Dayton, Ohio. The Company's additional investment in ICG Ohio LINX, including incremental costs of obtaining that investment of $0.1 million, is included in goodwill in the accompanying consolidated balance sheets.

     In January 1997, the Company announced a strategic alliance with Central and South West Corporation (CSW) formed for the purpose of developing and marketing telecommunications services in certain cities in Texas. Based in Austin, Texas, the venture entity was a limited partnership named CSW/ICG ChoiceCom, L.P. (ChoiceCom). On December 31, 1998, the Company purchased 100% of the partnership interests in ChoiceCom from CSW for approximately $55.7 million in cash and the assumption of certain liabilities of approximately $9.1 million. In addition, the Company converted approximately $31.6 million of receivables from prior advances made to ChoiceCom by the Company to its investment in ChoiceCom. The excess of the purchase price over the fair value of the net identifiable assets acquired of $29.4 million has been recorded as goodwill and is being amortized on a straight-line basis over 10 years. The acquired company currently provides local exchange and long distance services in Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(4)  Purchase Acquisitions (continued)

     On October 17, 1997, the Company purchased approximately 91% of the outstanding capital stock of Communications Buying Group, Inc. (CBG), an Ohio based local exchange and Centrex reseller. The Company paid total consideration of approximately $46.5 million, plus the assumption of certain liabilities. Separately, on October 17, 1997, the Company sold 687,221 shares of ICG Common Stock for approximately $16.0 million to certain shareholders of CBG. On March 24, 1998, the Company purchased the remaining approximate 9% interest in CBG for approximately $2.9 million in cash. The excess of the purchase price over the fair value of the net identifiable assets acquired in the combined transactions of $48.9 million has been recorded as goodwill and was initially being amortized on a straight-line basis over six years. Due to unanticipated turnover in CBG's customer base existing at the time of the acquisition, the Company shortened the estimated useful life of goodwill associated with the acquisition of CBG to four years during the year ended December 31, 1999.

(5)  Short-term Investments Available for Sale

     Short-term investments available for sale are comprised of the following:

                                                        December 31,
                                                 --------------------------
                                                    1998           1999
                                                 ----------     -----------
                                                       (in thousands)
          Certificates of deposit                 $31,000        10,442
          Commercial paper                         16,000        11,777
          U.S. Treasury securities                  5,000             -
                                                 --------        ------
                                                  $52,000        22,219
                                                 ========        ======

     At December 31, 1998 and 1999, the estimated fair value of the Company's certificates of deposit, commercial paper and U.S. Treasury securities approximated cost. All certificates of deposit, commercial paper and U.S. Treasury securities included in short-term investments available for sale mature within one year.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(6)  Property and Equipment

     Property and equipment, including assets held under capital leases, is comprised of the following:

                                                            December 31,
                                                      -------------------------
                                                         1998           1999
                                                      ----------     ----------
                                                            (in thousands)
     Land                                              $      709        11,503
     Buildings and improvements                             2,296        38,502
     Furniture, fixtures and office equipment              54,859       108,024
     Internal-use software costs                           13,655        14,797
     Machinery and equipment                               20,155        32,884
     Fiber optic equipment                                278,596       401,676
     Switch equipment                                     180,022       319,398
     Fiber optic network                                  231,615       428,195
     Site improvements                                     25,004        37,814
     Service installation costs                            20,679        52,649
     Construction in progress                             236,522       359,936
                                                       ----------     ---------
                                                        1,064,112     1,805,378
     Less accumulated depreciation                       (156,054)     (279,698)
                                                       ----------     ---------
                                                       $  908,058     1,525,680
                                                       ==========     =========

     Property and equipment includes approximately $359.9 million of equipment which has not been placed in service at December 31, 1999, and accordingly, is not being depreciated. The majority of this amount is related to uninstalled transport and switch equipment, software development and new network construction.

     For the years ended December 31, 1997, 1998 and 1999, the Company capitalized interest costs on assets under construction of $3.2 million, $10.4 million and $9.0 million, respectively. Such costs are included in property and equipment as incurred. The Company recognized interest expense of $117.5 million, $170.0 million and $212.4 million for the years ended December 31, 1997, 1998 and 1999, respectively.

     Also included in property and equipment at December 31, 1998 and 1999 are remaining unamortized costs associated with the development of internal-use computer software of $11.7 million and $17.9 million, respectively. The Company capitalized $2.4 million, $10.0

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(6)  Property and Equipment (continued)

     million and $31.6 million of such costs during the years ended December 31, 1997, 1998 and 1999, respectively.

     Certain of the assets described above have been pledged as security for long-term debt, specifically, substantially all of the assets of ICG Services were pledged as of December 31, 1999.

     The following is a summary of property and equipment held under capital leases or acquired pursuant to an IRU agreement as of December 31, 1999:

                                                   December 31,
                                            -------------------------
                                               1998           1999
                                            ----------     ----------
                                                 (in thousands)
     Machinery and equipment                 $ 6,419          5,270
     Fiber optic equipment                       798            581
     Switch equipment                         12,957         14,819
     Fiber optic network                      77,523        203,556
                                             -------        -------
                                              97,697        224,226
     Less accumulated depreciation            (7,816)       (19,575)
                                             -------        -------
                                             $89,881        204,651
                                             =======        =======

     Amortization of capital leases is included in depreciation and amortization in the Company's consolidated statements of operations for all periods presented.

(7)  Investments

     On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock of NorthPoint Communications Holdings, Inc., a Delaware corporation and competitive local exchange carrier (CLEC) based in San Francisco, California (NorthPoint) which was converted into 555,555 shares of Class B common stock of NorthPoint (the NorthPoint Class B Shares) on May 5, 1999. The NorthPoint Class B Shares are convertible on or after March 31, 2000 on a one-for-one basis into a voting class of common stock of NorthPoint. The Company is accounting for its investment in NorthPoint under the cost method of accounting until the NorthPoint Class B Shares are converted into voting and tradable common stock of NorthPoint.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(7)  Investments (continued)

     On August 11, 1999, the Company purchased 1,250,000 shares of Series C Preferred Stock (the ThinkLink Preferred Stock) of International ThinkLink Corporation (ThinkLink), for $1.0 million in cash. The ThinkLink Preferred Stock will automatically convert tocommon stock upon the completion of the initial public offering of the common stock of ThinkLink or upon election to convert by the holders of a majority of the ThinkLink Preferred Stock. The conversion rate from the ThinkLink Preferred Stock to common stock of ThinkLink is initially one-for-one; however, such conversion rate is subject to adjustment. The Company has accounted for its investment in ThinkLink under the cost method of accounting. Dividends on the ThinkLink Preferred Stock will be included in income when paid. ThinkLink is an Internet and enhanced services provider.

     On November 15, 1999, the Company entered into an agreement to purchase a limited partnership interest in Centennial Strategic Partners VI, L.P. (Centennial). The primary purpose of the partnership is to invest in venture capital investments, principally by investing in equity or equity-oriented securities of privately held companies in the electronic communications industry. The Company has capital contribution commitments to Centennial of $1.0 million to be funded in installments through January 15, 2002. Through December 31, 1999, the Company had contributed approximately $0.3 million to the partnership. The Company has accounted for its investment in Centennial under the cost method of accounting.

     Investments in debt securities available for sale, partnership interests and restricted and exchangeable common and preferred stock at December 31, 1999 includes approximately $17.7 million of available for sale investments in U.S. Treasury securities, which mature in periods in excess of one year.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
-----------------------------------------------------------------------------

(8)   Other Assets

      Other assets are comprised of the following:

                                                   December 31,
                                            -------------------------
                                               1998           1999
                                            ----------     ----------
                                                 (in thousands)
     Deposits                                $14,896         3,448
     Collocation costs                         5,472        12,771
     Right of entry costs                      2,684         2,654
     Non-compete agreements                      800             -
     Other                                       206           830
                                             -------        ------
                                              24,058        19,703
     Less accumulated amortization            (1,734)       (2,935)
                                             -------        ------
                                             $22,324        16,768
                                             =======        ======

(9)  Capital Lease Obligations

     The Company has payment obligations under various capital lease agreements for property and equipment. Required payments due each year on or before December 31 under the Company's capital lease obligations are as follows (in thousands):

          2000                                                   $ 17,454
          2001                                                     17,569
          2002                                                     12,200
          2003                                                     12,056
          2004                                                     12,040
          Thereafter                                               85,716
                                                                 --------
            Total minimum lease payments                          157,035
            Less amounts representing interest                    (85,597)
                                                                 --------
            Present value of net minimum lease payments            71,438
            Less current portion                                   (8,090)
                                                                 --------
                                                                 $ 63,348
                                                                 ========

     In December 1999, the Company entered into a maximum 20-year agreement with a major interexchange carrier to lease approximately 18,000 miles of long-haul capacity in various regions of the United States for $140.1 million, payable in installments through June 2000. The discounted value of the Company's remaining payments on the lease of $135.3 million is included in payable pursuant to IRU agreement in the accompanying consolidated balance sheet at December 31, 1999.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(10) Long-term Debt

     Long-term debt is summarized as follows:

                                                                                      December 31,
                                                                               -------------------------
                                                                                  1998           1999
                                                                               ----------     ----------
                                                                                     (in thousands)
     Senior Facility with adjustable rate of interest due on scheduled maturity dates, secured by assets of ICG Equipment and
         NetAhead (a)                                                           $        -        79,625
     9 7/8% Senior discount notes of ICG Services, net of discount (b)             266,918       293,925
     10% Senior discount notes of ICG Services, net of discount (c)                327,699       361,290
     11 5/8% Senior discount notes of Holdings, net of discount (d)                122,528       137,185
     12 1/2% Senior discount notes of Holdings, net of discount (e)                414,864       468,344
     13 1/2% Senior discount notes of Holdings, net of discount (f)                465,886       532,252
     Mortgage payable with interest at 8 1/2%, due monthly through
         2009, secured by building                                                   1,084           999
     Mortgage loan payable with adjustable rate of interest (14.77%
         at December 31, 1999) due in full on January 31, 2013,
         secured by corporate headquarters (g)                                           -        33,077
     Other                                                                              65             -
                                                                                ----------     ---------
                                                                                 1,599,044     1,906,697
     Less current portion                                                              (46)         (796)
                                                                                ----------     ---------
                                                                                $1,598,998     1,905,901
                                                                                ==========     =========

     (a)  Senior Facility

          On August 12, 1999 and amended on December 29, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (Senior Facility) consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. The Senior Facility is guaranteed by ICG Services and is secured by the assets of ICG Equipment and NetAhead.

          As required under the terms of the loan, the Company borrowed on August 12, 1999 the available $75.0 million on the $75.0 million term loan. The loan bears interest at an annual interest rate of LIBOR plus 3.5% or the base rate, as defined in the credit agreement, plus 2.5%, at the Company's option. At December 31, 1999, the $75.0

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(10) Long-term Debt (continued)

          million term loan bears annual interest at LIBOR plus 3.5%, or 9.67%. Quarterly repayments commenced September 30, 1999 and require quarterly loan balance reductions of 0.25% through June 30, 2005 with the remaining outstanding balance to be repaid during the final three quarters of the loan term. The $75.0 million term loan matures on March 31, 2006. At December 31, 1999, the Company has $74.6 million outstanding under the $75.0 million term loan.

          On August 12, 1999, the Company borrowed $5.0 million on the $100.0 million term loan. The $100.0 million term loan is available for borrowing through August 10, 2000 at an initial annual interest rate of LIBOR plus 3.125% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option. At December 31, 1999, the $5.0 million outstanding under the $100.0 million term loan bears annual interest at LIBOR plus 3.125%, or 9.35%. Quarterly repayments commence September 30, 2002 and require aggregate loan balance reductions of 25% through June 30, 2003, 35% through June 30, 2004 and 40% through June 30, 2005. The $100.0 million term loan matures on June 30, 2005.

          The $25.0 million revolving line of credit is available through the maturity date of June 30, 2005 at an initial annual interest rate of LIBOR plus 3.125% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option.

          The Company is required to pay commitment fees ranging from 0.625% to 1.375% for the unused portion of available borrowings under the Senior Facility.

          The terms of the Senior Facility provide certain limitations on the use of proceeds, additional indebtedness, dividends, prepayment of the Senior Facility and other indebtedness and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. During the year ended December 31, 1999, certain defined terms in the credit agreement for the Senior Facility were amended to ensure that the Company would remain in compliance with the financial covenants of the Senior Facility.

     (b)  9 7/8% Notes

          On April 27, 1998, ICG Services completed a private placement of 9 7/8% Senior Discount Notes due 2008 (the 9 7/8% Notes) for gross proceeds of approximately

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(10) Long-term Debt (continued)

          $250.0 million. Net proceeds from the offering, after underwriting and other offering costs of approximately $7.9 million, were approximately $242.1 million.

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

     (c)  10% Notes

          On February 12, 1998, ICG Services completed a private placement of 10% Senior Discount Notes due 2008 (the 10% Notes) for gross proceeds of approximately $300.6 million. Net proceeds from the offering, after underwriting and other offering costs of approximately $9.7 million, were approximately $290.9 million.

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

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
____________________________________________________________________________

(10)  Long-term Debt (continued)

     (d)  11 5/8% Notes

          On March 11, 1997, Holdings completed a private placement (the 1997 Private Offering) of 11 5/8% Senior Discount Notes due 2007 (the 11 5/8% Notes) and 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 (the 14% Preferred Stock) for gross proceeds of $99.9 million and $100.0 million, respectively. Net proceeds from the 1997 Private Offering, after costs of approximately $7.5 million, were approximately $192.4 million.

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

     (e)  12 1/2% Notes

          On April 30, 1996, Holdings completed a private placement (the 1996 Private Offering) of 12 1/2% Senior Discount Notes due 2006 (the 12 1/2% Notes) and of 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2007 (the 14 1/4% Preferred Stock) for gross proceeds of $300.0 million and $150.0 million, respectively. Net proceeds from the 1996 Private Offering, after issuance costs of approximately $17.0 million, were approximately $433.0 million.

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

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(10)  Long-term Debt (continued)

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

     (f)  13 1/2% Notes

          On August 8, 1995, Holdings completed a private placement (the 1995 Private Offering) through the issuance of 58,430 units (the Units), each Unit consisting of ten $1,000, 13 1/2% Senior Discount Notes due 2005 (the 13 1/2% Notes) and warrants to purchase 33 common shares of Holdings-Canada (the Unit Warrants). Net proceeds from the 1995 Private Offering, after issuance costs of approximately $14.0 million, were approximately $286.0 million.

          The 13 1/2% Notes are unsecured senior obligations of Holdings (guaranteed by ICG and Holdings-Canada) that mature on September 15, 2005, with a maturity value of $584.3 million. Interest will accrue at the rate of 13 1/2% per annum, beginning September 15, 2000, and is payable in cash each March 15 and September 15, commencing March 15, 2001. The indenture for the 13 1/2% Notes contains certaincovenants which provide for limitations on indebtedness, dividends, asset sales and certain other transactions and effectively prohibit the payment of cash dividends.

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

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
____________________________________________________________________________

(10)  Long-term Debt (continued)

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

     (g)  Mortgage Loan Payable

          Effective January 1, 1999, the Company purchased its corporate headquarters, land and improvements (collectively, the Corporate Headquarters) for approximately $43.4 million. The Company, through a newly formed subsidiary, financed the purchase primarily through a loan secured by a mortgage on the Corporate Headquarters, guaranteed by ICG Services, Inc. The amended loan agreement, dated May 1, 1999, requires monthly interest payments at an initial interest rate of 14.77% per annum, which rate increases annually by 0.003% with the mortgage balance due January 31, 2013. The seller of the Corporate Headquarters has retained an option to repurchase the Corporate Headquarters at the original sales price, which option is exercisable from January 1, 2004 through January 31, 2012.

     Scheduled principal maturities of long-term debt as of December 31, 1999 are as follows (in thousands):

                      Year:
                        2000                         $      796
                        2001                                800
                        2002                                800
                        2003                                800
                        2004                                800
                        Thereafter                    2,315,556
                                                     ----------
                                                      2,319,552
                      Less unaccreted discount         (412,855)
                      Less current portion                 (796)
                                                     ----------
                                                     $1,905,901
                                                     ==========

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(11) Redeemable Preferred Securities of Subsidiaries

     Redeemable preferred stock of subsidiary is summarized as follows:

                                                                  December 31,
                                                           -------------------------
                                                              1998           1999
                                                           ----------     ----------
                                                                 (in thousands)
     14% Exchangeable preferred stock of Holdings,
      mandatorily redeemable in 2008 (a)                    $124,867       144,144

     14 1/4% Exchangeable preferred stock of
      Holdings, mandatorily redeemable in 2007 (b)           213,443       246,751
                                                            --------       -------
                                                            $338,310       390,895
                                                            ========       =======

     (a)  14% Preferred Stock

          In connection with the 1997 Private Offering, Holdings sold 100,000 shares of exchangeable preferred stock that bear a cumulative dividend at the rate of 14% per annum. The dividend is payable quarterly in arrears each March 15, June 15, September 15 and December 15, and commenced June 15, 1997. Through March 15, 2002, the dividend is payable at the option of Holdings in cash or additional shares of 14% Preferred Stock. All dividends paid through December 31, 1999 have been paid through the issuance of additional shares of 14% Preferred Stock. Holdings may exchange the 14% Preferred Stock into 14% Senior Subordinated Exchange Debentures at any time after the exchange is permitted by certain indenture restrictions. The 14% Preferred Stock is subject to mandatory redemption on March 15, 2008.

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

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(11) Redeemable Preferred Securities of Subsidiaries (continued)

     (c)  6 3/4% Preferred Securities

          On September 24, 1997 and October 3, 1997, ICG Funding completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the 6 3/4% Preferred Securities) for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs of approximately $4.7 million, were approximately $127.6 million. Included in restricted cash at December 31, 1999 is $8.7 million which consists of the proceeds from the private placement which are designated for the payment of cash dividends on the 6 3/4% Preferred Securities through November 15, 2000.

          The 6 3/4% Preferred Securities consist of 2,645,000 exchangeable preferred securities of ICG Funding that bear a cumulative dividend at the rate of 6 3/4% per annum. The dividend is paid quarterly in arrears each February 15, May 15, August 15 and November 15, and commenced November 15, 1997. The dividend is payable in cash through November 15, 2000 and, thereafter, in cash or shares of ICG Common Stock, at the option of ICG Funding. The 6 3/4% Preferred Securities are exchangeable, at the option of the holder, at any time prior to November 15, 2009 into shares of ICG Common Stock at an exchange rate of 2.0812 shares of ICG Common Stock per preferred security, or $24.025 per share, subject to adjustment. ICG Funding may, at its option, redeem the 6 3/4% Preferred Securities at any time on or after November 18, 2000. Prior to that time, ICG Funding may redeem the 6 3/4% Preferred Securities if the current market value of ICG Common Stock equals or exceeds the exchange price by 150%, for at least 20 days of any 30-day trading period, through November 15, 2000. The 6 3/4% Preferred Securities are subject to mandatory redemption on November 15, 2009.

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

          Also, on February 13, 1998, ICG Funding used the remaining proceeds from the private placement of the 6 3/4% Preferred Securities, which were not restricted for the payment of cash dividends, along with the proceeds from the sale of the

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(11) Redeemable Preferred Securities of Subsidiaries (continued)

          contributed ICG Common Stock to purchase approximately $112.4 million of ICG Communications, Inc. Preferred Stock (ICG Preferred Stock) which pays dividends each February 15, May 15, August 15 and November 15 in additional shares of ICG Preferred Stock through November 15, 2000. Subsequent to November 15, 2000, dividends on the ICG Preferred Stock are payable in cash or shares of ICG Common Stock, at the option of ICG. The ICG Preferred Stock is exchangeable, at the option of ICG Funding, at any time prior to November 15, 2009 into shares of ICG Common Stock at an exchange rate based on the exchange rate of the 6 3/4% Preferred Securities and is subject to mandatory redemption on November 15, 2009. The ICG Preferred Stock has been eliminated in consolidation of the Company's consolidated financial statements.

          The accreted value of the 6 3/4% Preferred Securities is included in Company-obligated mandatorily redeemable preferred securities of subsidiary limited liability company which solely holds Company preferred stock in the accompanying consolidated balance sheets.

     Included in accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses is approximately $39.8 million, $55.2 million and $61.9 million for the years ended December 31, 1997, 1998 and 1999, respectively, associated with the accretion of issuance costs, discount and preferred security dividend accruals for the 6 3/4% Preferred Securities, the 14% Preferred Stock and the 14 1/4% Preferred Stock and the Redeemable Preferred Stock. These costs are partially offset by the minority interest share in losses of subsidiaries of approximately $1.7 million for the year ended December 31, 1997. There was no reported minority interest share in losses of subsidiaries for the years ended December 31, 1998 or 1999.

(12) Stockholders' Deficit

     (a)  Stock Options and Employee Stock Purchase Plan

          During the fiscal years ended September 30, 1991, 1992 and 1993, the Company's board of directors approved incentive stock option plans and replenishments to those plans which provide for the granting of options to directors, officers, employees and consultants of the Company to purchase 285,000, 724,400 and 1,692,700 shares, respectively, of the Company's Common Stock, with exercise prices between 80% and 100% of the fair value of the shares at the date of grant. A total of 1,849,600

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(12) Stockholders' Deficit (continued)

          options, net of cancellations, have been granted under these plans through December 31, 1999 with exercise prices ranging from approximately $2.92 to $14.03. Compensation expense has been recorded for options granted at an exercise price below the fair market value of the Company's Common Stock at the date of grant, pursuant to the provisions of APB 25. The options granted under these plans are subject to various vesting requirements and expire in five and ten years from the date of grant.

          The NETCOM 1993 Stock Option Plan was assumed by ICG at the time of the merger, and approved by ICG's board of directors as an incentive and non-qualified stock option plan which provides for the granting of options to certain directors, officers and employees to purchase 2,720,901 shares of ICG Common Stock. A total of 2,073,277 options, net of cancellations, have been granted under this plan through December 31, 1999 at exercise prices ranging from $0.56 to $79.50, none of which were less than 100% of the fair market value of the shares underlying options on the date of grant, and accordingly, no compensation expense was recorded for these options under APB 25. The options granted under this plan are subject to various vesting requirements, generally three and five years, and expire within ten years from the date of grant.

          From the fiscal year ended September 30, 1994 through the year ended December 31, 1998, the Company's board of directors approved incentive and non-qualified stock option plans and replenishments to those plans which provide for the granting of options to certain directors, officers and employees to purchase 2,536,000 shares of the Company's Common Stock under the 1994 plan, an aggregate of 2,700,000 shares of the Company's Common Stock under the 1995 and 1996 plans and 3,400,000 shares of ICG Common Stock under the 1998 plan. A total of 7,808,496 options, net of cancellations, have been granted under these plans through December 31, 1999 at original exercise prices ranging from $7.94 to $35.75, none of which were less than 100% of the fair market value of the shares underlying options on the date of grant, and accordingly, no compensation expense was recorded for these options under APB 25. The options granted under these plans are subject to various vesting requirements and expire in five and ten years from the date of grant.

          Additionally, during the year ended December 31, 1999, the Company's board of directors granted 696,836 non-qualified stock options, net of cancellations through December 31, 1999, to certain officers and employees at exercise prices ranging from $14.44 to $23.19, none of which were less than 100% of the fair market value of the shares underlying options on the date of grant, and accordingly, no

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(12) Stockholders' Deficit (continued)

          compensation expense was recorded for these options under APB 25. The non-qualified options granted during the year ended December 31, 1999 are subject to various vesting requirements and expire in ten years from the date of grant.

          In order to continue to provide non-cash incentives and retain key employees, all employee stock options outstanding on April 16, 1997 with exercise prices at or in excess of $15.875 were canceled by the Stock Option Committee of the Company's board of directors and regranted with an exercise price of $10.375, the closing price of ICG Common Stock on the Nasdaq National Market on April 16, 1997. Approximately 598,000 options, with original exercise prices ranging from $15.875 to $26.25, were canceled and regranted on April 16, 1997. For the same business purpose, all employee stock options outstanding on September 18, 1998 with exercise prices at or in excess of $22.00 were canceled by the Stock Option Committee of the Company's board of directors and regranted with an exercise price of $16.875, the closing price of ICG Common Stock on the Nasdaq National Market on September 18, 1998. A total of 2,413,260 options, with original exercise prices ranging from $22.00 to $35.75 were canceled and regranted on September 18, 1998. There was no effect on the Company's consolidated financial statements as a result of the cancellation and regranting of options.

          In October 1996, the Company established an Employee Stock Purchase Plan whereby employees can elect to designate 1% to 30% of their annual salary to be used to purchase shares of ICG Common Stock, up to a limit of $25,000 in ICG Common Stock each year, at a 15% discount to fair market value. Stock purchases occur four times a year on February 1, May 1, August 1 and November 1, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company is authorized to issue a total of 1,000,000 shares of ICG Common Stock to participants in the plan. During the years ended December 13, 1997, 1998 and 1999, the Company sold 109,213, 111,390 and 205,568 shares of ICG Common Stock, respectively, to employees under this plan.

          The Company has recorded no compensation expense in connection with its stock-based employee and non-employee director compensation plans pursuant to the intrinsic value based method of APB 25 for the periods presented. Had compensation expense for the Company's plans been determined based on the fair market value of the options at the grant dates for awards under those plans consistent with the provisions of SFAS 123, the Company's pro forma net loss and loss per share would have been as presented below. Pro forma disclosures include the

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(12) Stockholders' Deficit (continued)

          effects of employee and non-employee director stock options granted during the periods presented.

                                                    Years ended December 31,
                                            ----------------------------------------
                                               1997           1998           1999
                                            ----------     ----------     ----------
                                            (in thousands, except per share amounts)
          Net loss:
           As reported                       $(360,735)     (418,045)      (234,162)
           Pro forma                          (369,677)     (439,362)      (259,362)

          Net loss per share -- basic
           and diluted:
           As reported                       $   (8.49)        (9.25)         (4.97)
           Pro forma                             (8.70)        (9.72)         (5.50)

          The fair value of each option grant to employees and non-employee directors other than NETCOM employees and non-employee directors was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected option life of three years for directors, officers and other executives, and two years for other employees, for all periods; expected volatility of 50% for the year ended December 31, 1997, 70% for the years ended December 31, 1998 and 1999; and risk-free interest rates ranging 5.61% to 6.74% for the year ended December 31, 1997, 4.09% to 5.77% for the year ended December 31, 1998 and 4.59% to 6.28% for the year ended December 31, 1999. Risk-free interest rates, as were currently available on the grant date, were assigned to each granted option based on the zero-coupon rate of U.S. Treasury bills to be held for the same period as the assumed option life. Since the Company does not anticipate issuing any dividends on the ICG Common Stock, the dividend yield for all options granted was assumed to be zero. The weighted average fair market value of combined ICG and NETCOM options granted during the years ended December 31, 1997, 1998 and 1999 was approximately $10.31, $13.23 and $10.53 per option, respectively.

          As options outstanding at December 31, 1999 will continue to vest in subsequent periods and additional options are expected to be awarded under existing and new plans, the above pro forma results are not necessarily indicative of the impact on net loss and net loss per share in future periods.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(12) Stockholders' Deficit (continued)

          The following table summarizes the status of the Company's stock-based compensation plans:

                                               Shares           Weighted average      Options
                                               options           exercise price      exercisable
                                            --------------      ----------------    --------------
                                            (in thousands)                          (in thousands)
     Outstanding at January 1, 1997           6,084              $15.68              3,476
       Granted                                3,377               14.94
       Exercised                               (709)               8.13
       Canceled                              (2,604)              25.32
                                             ------

     Outstanding at December 31, 1997         6,148               11.97              3,532
       Granted                                5,968               23.34
       Exercised                             (1,395)              12.08
       Canceled                              (3,941)              25.62
                                             ------

     Outstanding at December 31, 1998         6,780               13.95              3,299
       Granted                                3,374               18.50
       Exercised                               (817)              13.55
       Canceled                              (1,942)              17.70
                                             ------

     Outstanding at December 31, 1999         7,395               15.06              3,142
                                             ======

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(12) Stockholders' Deficit (continued)

          The following table summarizes information about options outstanding at December 31, 1999:


                             Options outstanding                          Options exercisable
               ------------------------------------------------      ----------------------------
                                         Weighted
                                         average      Weighted                           Weighted
Range of                                remaining     average                             average
exercise               Number          contractual    exercise           Number           exercise
 prices              outstanding           life        price           exercisable         price
--------           --------------      ------------   ---------      ---------------     ---------
                   (in thousands)       (in years)                   (in thousands)
$ 2.69 - 10.00         2,027              5.51         $ 8.30              1,937           $ 8.30
 10.38 - 16.88         2,371              7.85          15.44                966            15.36
 16.94 - 19.13         1,836              9.24          18.07                151            18.07
 19.19 - 30.00         1,161              8.95          21.41                 88            21.41
                       -----                                               -----
                       7,395                                               3,142
                       =====                                               =====

     (b)  Warrants

          Between the fiscal years ended September 30, 1993 and 1995, the Company issued a series of warrants at varying prices to purchase common shares of Holdings-Canada which, after August 5, 1996, were exchangeable on a one-for-one basis for Class A common shares of Holdings-Canada or ICG Common Stock. The following table summarizes warrant activity for the three years ended December 31, 1999:

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(12) Stockholders' Deficit (continued)

                                                       Outstanding            Exercise
                                                         warrants           price range
                                                      --------------      ---------------
                                                      (in thousands)

          Outstanding, January 1, 1997                   2,623             $ 7.38 - 21.51
          Exercised                                       (599)              7.38 - 21.51
          Canceled                                         (50)                 14.50
                                                         -----

          Outstanding, December 31, 1997                 1,974              12.51 - 21.51
          Exercised                                       (113)             12.51 - 21.51
          Canceled                                          (9)             20.01 - 21.51
                                                         -----

          Outstanding, December 31, 1998                 1,852                  12.51
          Exercised                                       (119)                 12.51
                                                         -----

          Outstanding, December 31, 1999                 1,733                  12.51
                                                         =====

          All warrants outstanding at December 31, 1999 have an expiration date of August 6, 2005 and, in connection with the reorganization of Holdings-Canada which occurred during the year ended December 31, 1998, are exchangeable only for shares of ICG Common Stock on a one-for-one basis.

     (c)  Preferred Stock

          The Company is authorized to issue 1,000,000 shares of preferred stock and 50,000 shares of ICG Preferred Stock. At December 31, 1999, the Company had no shares of preferred stock outstanding. All of the issued and outstanding shares of ICG Preferred Stock at December 31, 1999 are held by ICG Funding.

(13) Related Party Transactions

     During the fiscal year ended September 30, 1996, Holdings-Canada and International Communications Consulting, Inc. (ICC) entered into a consulting agreement whereby ICC provided various consulting services to the Company through December 1999.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(13) Related Party Transactions (continued)

     During the years ended December 31, 1997, 1998 and 1999, the Company paid approximately $1.1 million, $1.0 million and $0.5 million, respectively, related to this consulting agreement. William W. Becker, a stockholder and former director of the Company, is President and Chief Executive Officer of ICC.

(14) Commitments and Contingencies

     (a)  Network Capacity and Construction

          In January 2000, Qwest Communications Corporation (Qwest) and the Company signed an agreement, whereby the Company will provide to Qwest, for $126.5 million over the initial 6-year term of the agreement, an indefeasible right of use (IRU) for designated portions of the Company's local fiber optic network. The Company will recognize revenue ratably over the term of the agreement, as the network capacity is available for use and receive payments in installments through June 18, 2000. Qwest may, at its option, extend the initial term of the agreement for an additional four-year period and an additional 10-year period for incremental payment at the time of the option exercises. In the event that the Company fails to deliver any of the network capacity by March 31, 2001, Qwest is entitled to cancel any undelivered network capacity segments and receive immediate refund of any amounts already paid to the Company for such segments.

          In June 1999, the Company signed a minimum 10-year agreement to lease certain portions of its fiber optic network to Qwest for $32.0 million, which was received in full by the Company in June 1999. The Company has accounted for the agreement as a sales-type lease and is recognizing revenue and operating costs in its consolidated financial statements on a percentage of completion basis as the network build-out is completed and is available for use. For the year ended December 31, 1999, the Company included $18.1 million and $3.2 million in revenue and operating costs, respectively, in its consolidated financial statements

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(14) Commitments and Contingencies (continued)

          related to the agreement, including revenue attributed to maintenance services, which is recognized ratably over the term of the agreement. The Company expects the network facilities included in the agreement to be completed during the first half of 2000. Approximately $13.9 million of the total proceeds received remain in deferred revenue in the Company's consolidated balance sheet at December 31, 1999.

          In March 1996, the Company and Southern California Edison Company
          (SCE) entered into a 25-year agreement under which the Company will license 1,258 miles of fiber optic cable in Southern California, and can install up to 500 additional miles of fiber optic cable. This network, which will be maintained and operated primarily by the Company, stretches from Los Angeles to southern Orange County. Under the terms ofthis agreement, SCE is entitled to receive an annual fee for ten years, certain fixed quarterly payments, a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under the agreement totaled approximately $125.4 million at December 31, 1999. The agreement has been accounted for as a capital lease in the accompanying consolidated balance sheets.

     (b)  Telecommunications Services and Line Purchase Commitments

          Effective September 1998, the Company entered into two service agreements with three-year terms with WorldCom Network Services, Inc. (WorldCom). Under the Telecom Services Agreement, WorldCom provides, at designated rates, switched telecommunications services and other related services to the Company, including termination services, toll-free origination, switched access, dedicated access and travel card services. Under the Carrier Digital Services Agreement, WorldCom provides the Company, at designated rates, with the installation and operation of dedicated digital telecommunications interexchange services, local access and other related services, which the Company believes expedites service availability to its

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(14) Commitments and Contingencies (continued)

          customers. Both agreements require that the Company provide WorldCom with certain minimum monthly revenue, which if not met, would require payment by the Company for the difference between the minimum commitment and the actual monthly revenue. Additionally, both agreements limit the Company's ability to utilize vendors other than WorldCom for certain telecommunications services specified in the agreements. The Company's policy is to accrue and include in operating costs the effect of any shortfall in minimum revenue commitments under these agreements in the period in which the shortfall occurred. The Company has successfully achieved all minimum revenue commitments to WorldCom under these agreements through December 31, 1999.

          In March 1999, the Company entered into an agreement with NorthPoint, which designates NorthPoint as the Company's preferred digital subscriber line (DSL) provider through June 1, 2001. Under the agreement, the Company agreed to purchase digital subscriber lines before designated intervals. The Company and NorthPoint are currently renegotiating the terms of the agreement with respect to pricing and minimum purchase levels. The Company's policy is to accrue and include in operating costs the effect of any shortfall in DSL installations under its agreement with NorthPoint in the period in which the shortfall occurred, although the Company has suspended this practice until such time that negotiations with NorthPoint are complete. Additionally, the Company sold its existing DSL equipment to NorthPoint for total proceeds of approximately $2.7 million.

          In November 1999, the Company entered into a one-year agreement with Covad Communications Company, a California-based DSL provider (Covad), to purchase DSL services from Covad. Under the agreement, the Company is required to purchase a minimum number of digital subscriber lines before designated intervals over the one-year period. In return, the Company will receive certain DSL service price discounts. Additionally, the Company will receive quarterly rebates from Covad for each line installed which meets or exceeds the designated milestone schedule. In the event that the Company fails to purchase the minimum number of digital subscriber lines at the designated intervals, Covad and the Company will renegotiate the terms of the agreement, which renegotiations may include revision of the minimum purchase levels and the elimination of DSL service price discounts.
          To date, the Company has met all required minimum commitments under its agreement with Covad.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(14) Commitments and Contingencies (continued)

     (c)  Capital Purchase Commitments

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

          Additionally, the Company has entered into certain commitments to purchase capital assets with an aggregate purchase price of approximately $159.5 million at December 31, 1999.

     (d)  Operating Leases

          The Company leases office space and equipment under non-cancelable operating leases. Lease expense was approximately $11.8 million, $27.0 million and $21.3 million for the years ended December 31, 1997, 1998 and 1999, respectively.

          Minimum lease payments due each year on or before December 31 under the Company's operating leases are as follows (in thousands):

                    2000                $ 23,324
                    2001                  21,597
                    2002                  18,526
                    2003                  16,111
                    2004                  12,943
                    Thereafter            57,478
                                        --------
                                        $149,979
                                        ========


ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(14) Commitments and Contingencies (continued)

     (e)  Transport and Termination Charges

          The Company has recorded revenue of approximately $4.9 million, $58.3 million and $124.1 million for the years ended December 31, 1997, 1998 and 1999, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of ILECs pursuant to various interconnection agreements. During this period, some of the ILECs have not paid all of the bills they have received from the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and not subject to payment of transport and termination charges under state and federal laws and public policies. However, the Company has resolved certain of these disputes with some of the ILECs.

          The resolution of these disputes have been, and will continue to be, based on rulings by state public utility commissions and/or by the Federal Communications Commission (FCC), or through negotiations between the parties. To date, there have been favorable final rulings from 31 state public utility commissions that ISP traffic is subject to the payment of reciprocal compensation under current interconnection agreements. Many of these state commission decisions have been appealed by the ILECs. To date, five federal court decisions, including two federal circuit court of appeals decisions have been issued upholding state commission decisions ordering the payment of reciprocal compensation for ISP traffic. On February 25, 1999, the FCC issued a decision that ISP-bound traffic is largely jurisdictionally interstate traffic. The decision relies on the long-standing federal policy that ISP traffic, although jurisdictionally interstate, is treated as though it is local traffic for pricing purposes. The decision also emphasizes that because there currently are no federal rules governing intercarrier compensation for ISP traffic, the determination as to whether such traffic is subject to reciprocal compensation under the terms of interconnection agreements is properly made by the state commissions and that carriers are bound by their interconnection agreements and state commission decisions regarding the payment of reciprocal compensation for ISP traffic. The FCC has initiated a rulemaking proceeding regarding the adoption of prospective federal rules for intercarrier compensation for ISP traffic. In its notice of

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(14) Commitments and Contingencies (continued)

          rulemaking, the FCC expresses its preference that compensation rates for this traffic continue to be set by negotiations between carriers, with disputes resolved by arbitrations conducted by state commissions, pursuant to the Telecommunications Act. Since the issuance of the FCC's decision on February 25, 1999, 19 state utility commissions, have either ruled or reaffirmed that ISP traffic is subject to reciprocal compensation under current interconnection agreements, and two state commissions have declined to apply reciprocal compensation for ISP traffic under current interconnection agreements. Additionally, 11 state commissions have awarded reciprocal compensation for ISP traffic in arbitration proceedings involving new agreements. One state has declined to order reciprocal compensation in an arbitration proceeding, and two states have declined to decide the issue in the arbitration until after the FCC and/or the state commission reaches a decision in pending proceedings on prospective compensation.

          On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded the FCC's February 25, 1999 decision. The Company does not believe that the Circuit Court's decision will adversely affect the state decisions noted above with respect to reciprocal compensation. The decision does, however, create some uncertainty and there can be no assurance that future FCC or state rulings will be favorable to the Company.

          The Company has aggressively participated in a number of regulatory proceedings that address the obligation of the ILECs to pay the Company reciprocal compensation for ISP-bound traffic under the Company's interconnection agreements. These proceedings include complaint proceedings brought by the Company against individual ILECs for failure to pay reciprocal compensation under the terms of a current interconnection agreement; generic state commission proceedings concerning the obligations of ILECs to pay reciprocal compensation to CLECs, and arbitration proceedings before state commissions addressing the payment of reciprocal compensation on a prospective basis under new interconnection agreements.

          In 1999, the state utility commission in Colorado issued a final decision granting a complaint filed by the Company against US West Communications, Inc. (US West) and ruled that the Company is entitled to be paid reciprocal compensation for ISP-bound traffic under the terms of the Company's interconnection agreement in effect at the time of the complaint proceeding. Additionally, in June 1999, the Alabama Public Service Commission ruled that the Company is entitled to be treated the same as other CLECs for which the Alabama commission had previously ordered the payment of reciprocal compensation for ISP traffic by BellSouth Corporation (BellSouth). The ILECs filed for judicial review in federal district court of each of these favorable

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(14) Commitments and Contingencies (continued)

          commission rulings; the appeals are pending. Also in 1999, the California PUC issued a decision affirming a previously issued decision that held that reciprocal compensation must be paid by Pacific Bell and GTE-California for the termination of ISP traffic by CLECs under existing interconnection agreements. The ILECs also have appealed the California PUC decision, and the appeal is pending.

          Subsequent to the issuance of the favorable rulings by the Colorado, Alabama and California state commissions, the Company has received payments from US West, Pacific Bell and GTE-California for amounts owed for reciprocal compensation. Pursuant to an earlier decision by the Ohio commission, Ameritech has been paying ICG reciprocal compensation for ISP traffic under its original interconnection agreement which expired on February 15, 2000. Through December 31, 1999, the Company has received $65.8 million from Ameritech, $7.7 million from Pacific Bell and $11.7 million from GTE-California in reciprocal compensation payments. Additionally, in January and February 2000 the Company received additional payments from Pacific Bell of $16.8 million, a portion of which represents amounts previously placed in an escrow account by Pacific Bell calculated as being owed to the Company for reciprocal compensation for ISP-bound traffic. Also in January 2000, US West released to the Company $10.1 million in reciprocal compensation payments that had been in an escrow account.

          Additionally, through December 31, 1999, Southwestern Bell Telephone Company (SWBT) has remitted payment to the Company of $3.9 million for reciprocal compensation owed to the Company for traffic from SWBT customers in Texas to ISPs served by the Company. On December 29, 1999, SWBT initiated commercial arbitration to determine of whether the terms of the Company's current interconnection agreement with SWBT require that the rates that the Company has been billing SWBT for reciprocal compensation be reduced to rates established by the Texas PUC in a 1998 consolidated arbitration with SWBT involving AT&T Corporation, MCI Communications Corporation and other parties. Due to subsequent procedural developments, this issue will be decided by the Texas PUC, rather than in commercial arbitration, after the parties have completed dispute resolution in accordance with the terms of the interconnection agreement.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(14) Commitments and Contingencies (continued)

          On September 16, 1999, the CPUC rendered a decision against MFS/Worldcom, a CLEC (MFS), in an arbitration between Pacific Bell and MFS. The California PUC ruled that MFS should not be permitted to charge reciprocal compensation rates for the tandem switching and common transport rate elements. Although the California PUC's ruling did not involve the Company, the Company made a decision effective for the three months beginning on September 30, 1999 and thereafter to suspend the revenue recognition for the tandem switching and common transport rate elements for services provided in California and in all other states where the Company operates and such rate elements are included in the Company's interconnection agreement with the ILEC. Additionally, the Company recorded a provision of $45.2 million during the three months September 30, 1999 for accounts receivable related to these elements recognized in periods through June 30, 1999, which the Company believes may be uncollectible. The Company continues to bill Pacific Bell, SWBT and GTE for the tandem switching and common transport rate elements, and will pursue collection of its accounts receivable, despite any such provision. On February 4, 2000, the California PUC initiated a new proceeding to examine, on a prospective basis, compensation for ISP-bound traffic, including the tandem and transport rate elements issue.

          The Company has also recorded revenue of approximately $19.1 million and $18.4 million for the years ended December 31, 1998 and 1999, respectively, related to other transport and termination charges to the ILECs, pursuant to the Company's interconnection agreements with these ILECs. Included in the Company's trade receivables at December 31, 1998 and 1999 are $72.8 million and $76.3 million, respectively, for all receivables related to reciprocal compensation and other transport and termination charges. The receivables balance at December 31, 1998 and 1999 is net of an allowance of $5.6 million and $58.2 million, respectively, for disputed amounts and tandem switching and common transport rate elements.

          As the Company's interconnection agreements expire or are extended, rates for transport and termination charges are being and will continue to be renegotiated and/or arbitrated. Rates for transport and termination also may be impacted by ongoing state and federal regulatory proceedings addressing intercarrier compensation for Internet traffic on a prospective basis. In addition to the FCC's pending rulemaking proceeding and the District of Columbia Court of Appeals recent remand, of the states in which ICG currently operates, the Ohio, Texas and California commissions currently are conducting proceedings on prospective compensation.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(14) Commitments and Contingencies (continued)

          The Company has negotiated and/or arbitrated new or extended interconnection agreements with BellSouth, Ameritech, GTE-California and Pacific Bell. The Company has completed arbitration proceedings with Bell South before the state commissions in Alabama, North Carolina, Georgia, Kentucky, Florida and Tennessee and with Ameritech before the Ohio commission. Final decisions issued by the Alabama, North Carolina, Kentucky and Georgia commissions awarded the Company reciprocal compensation for ISP traffic in new agreements to be executed by the parties, including the tandem and transport rate element. The arbitration decisions of the Florida and Ohio commissions declined to rule on the merits of whether the Company should be paid reciprocal compensation for ISP traffic. The Florida decision ruled that the compensation provisions of the parties' current interconnection agreement would continue to apply, subject to true up, until the completion of the FCC's rulemaking on future compensation. The Ohio commission deferred ruling on the merits until completion of the Ohio commission's generic proceeding on prospective compensation, and ordered that in the interim period until completion of the generic proceeding, bill and keep procedures should be followed, subject to true up once the commission proceeding is concluded. Arbitration proceedings with US West before the Colorado commission and with SWBT before the Texas commission are pending. The Company has negotiated an extension of its current agreement with GTE-California until August 2000 that provides that reciprocal compensation will be paid for ISP traffic, at rates that are lower than the rates that previously applied under the agreement, and the Company has adopted the MFS WorldCom/Pacific Bell interconnection agreement, effective as of March 12, 2000, which agreement also provides for the payment of the end office rate element of reciprocal compensation for ISP traffic, with the tandem and transport rate elements issue subject to further litigation.

          Subsequent to completion of the arbitration proceedings with BellSouth, the Company signed a three-year agreement with BellSouth that, among other issues, addresses the payment of reciprocal compensation for Internet traffic. BellSouth agreed to pay past monies due to the Company for reciprocal compensation for the period beginning when ISP traffic was first recorded by the Company from BellSouth and ending December 31, 1999, and the parties also agreed to the payment of reciprocal compensation for Internet and voice traffic for the period from January 1, 2000 through December 31, 2002 at per-minute rates that gradually reduce over the three year period. The agreement is applicable to all nine states in the BellSouth operating territory.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(14) Commitments and Contingencies (continued)

          While the Company intends to pursue the collection of all receivables related to transport and termination charges as of December 31, 1999 and believes that future revenue from transport and termination charges recognized under the Company's interconnection agreements will be realized, there can be no assurance that future regulatory and judicial rulings will be favorable to the Company, or that different pricing plans for transport and termination charges between carriers will not be adopted when the Company's interconnection agreements continue to be renegotiated or arbitrated, or as a result of FCC or state commission proceedings on future compensation methods. In fact, the Company believes that different pricing plans will continue to be considered and adopted, and although the Company expects that revenue from transport and termination charges likely will decrease as a percentage of total revenue from local services in subsequent periods, the Company's local termination services still will be required by the ILECs and must be provided under the Telecommunications Act, and likely will result in increasing volume in minutes due to the growth of the Internet and related services markets. The Company expects to negotiate and/or arbitrate reasonable compensation and collection terms for local termination services, although there is no assurance that such compensation will remain consistent with current levels.

     (f)  Litigation

          On April 4, 1997, certain shareholders of Zycom filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas (Case No. 97-17777) against the Company, Zycom and certain of their subsidiaries. This complaint alleges that the Company and certain of its subsidiaries breached certain duties owed to the plaintiffs. The plaintiffs were denied class certification by the trial court and the Court of Appeals affirmed the trial court's decision. Trial has been tentatively scheduled for May 2000. The Company is vigorously defending the claims. While it is not possible to predict the outcome of this litigation, management believes these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

          The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(15) Business Units

     The Company conducts transactions with external customers through the operations of its Telecom Services business unit. Shared administrative services are provided to Telecom Services by Corporate Services. Corporate Services consists of the operating activities of ICG Communications, Inc., ICG Funding, LLC, ICG Canadian Acquisition, Inc., ICG Holdings (Canada) Co., ICG Holdings, Inc., ICG Services, Inc., ICG Corporate Headquarters, L.L.C., ICG 161, L.P. and ICG Mountain View, Inc., which primarily hold securities and real estate properties and provide certain legal, accounting and finance, personnel and other administrative support services to Telecom Services.

     Direct and certain indirect costs incurred by Corporate Services on behalf of Telecom Services are allocated to Telecom Services based on the nature of the underlying costs. Transactions between Telecom Services and Corporate Services for services performed in the normal course of business are recorded at amounts which are intended to approximate fair value.

     Set forth below are revenue, EBITDA (before non-recurring and non-cash charges), which represents the measure of operating performance used by management to evaluate operatingresults, depreciation and amortization, interest expense, capital expenditures of continuing operations and total assets for Telecom Services and Corporate Services. As described in note 3, the operating results of the Company reflect the operations of NETCOM, Network Services, Satellite Services and Zycom as discontinued for all periods presented.

                                                              Years ended December 31,
                                                      ----------------------------------------
                                                         1997           1998           1999
                                                      ----------     ----------     ----------
                                                                   (in thousands)
 Revenue:
  Telecom Services                                     $ 149,358      303,317        479,226
  Corporate Services                                           -            -              -
                                                       ---------      -------        -------
        Total revenue                                  $ 149,358      303,317        479,226
                                                       =========      =======        =======

 EBITDA (before non-recurring and non-cash
  charges) (a):
        Telecom Services                               $ (92,053)     (21,681)        28,941
        Corporate Services                               (27,811)     (20,415)       (28,398)
                                                       ---------      -------        -------
             Total EBITDA (before non-recurring
                  and non-cash charges)                $(119,864)     (42,096)           543
                                                       =========      =======        =======
                                                                                    (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

                                                              Years ended December 31,
                                                      ----------------------------------------
                                                         1997           1998           1999
                                                      ----------     ----------     ----------
                                                                   (in thousands)
Depreciation and amortization (b):
   Telecom Services                                    $ 46,092        87,641        170,607
   Corporate Services                                     3,744         4,286          3,632
                                                       --------       -------        -------
      Total depreciation and amortization              $ 49,836        91,927        174,239
                                                       ========       =======        =======

Provision for impairment of long-lived assets:
   Telecom Services                                    $  5,169             -         31,815
   Corporate Services                                         -             -              -
      Total provision for impairment of long-lived     --------       -------        -------
            assets                                     $  5,169             -         31,815
                                                       ========       =======        =======

Interest expense (b):
   Telecom Services                                    $ 11,996         2,692          7,848
   Corporate Services                                   105,525       167,323        204,572
                                                       --------       -------        -------
      Total interest expense                           $117,521       170,015        212,420
                                                       ========       =======        =======

Income tax expense:
   Telecom Services                                    $      -            90             25
   Corporate Services                                         -             -              -
                                                       --------       -------        -------
      Total income tax expense                         $      -            90             25
                                                       ========       =======        =======

Extraordinary gain on sales of operations of
   NETCOM:
      Telecom Services                                 $      -             -        195,511
      Corporate Services                                      -             -              -
                                                       --------       -------        -------
      Total interest expense                           $      -             -        195,511
                                                       ========       =======        =======


Capital expenditures of continuing operations (c):
   Telecom Services                                    $250,934       355,076        735,220
   Corporate Services                                    10,384           960             13
                                                       --------       -------        -------
      Total capital expenditures of continuing
      operations                                       $261,318       356,036        735,233
                                                       ========       =======        =======

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(15) Business Units (continued)

                                                             December 31,
                                                      ------------------------
                                                         1998           1999
                                                      ----------     ---------
                                                          (in thousands)
          Total assets:
           Telecom Services (d)                        $1,135,937     1,845,171
           Corporate Services (d)                         371,157       261,085
           Eliminations                                   (20,287)      (85,635)
           Net assets of discontinued operations          102,840             -
                                                       ----------     ---------
                Total assets                           $1,589,647     2,020,621
                                                       ==========     =========

     (a) EBITDA (before non-recurring and non-cash charges) consists of loss from continuing operations before interest, income taxes, depreciation and amortization, provision for impairment of long-lived assets, restructuring costs and other, net operating costs and expenses, including deferred compensation and net loss (gain) on disposal of long-lived assets, other expense, net and accretion and preferred dividends on preferred securities of subsidiaries, or simply, revenue less operating costs and selling, general and administrative expenses. EBITDA (before non-recurring and non-cash charges) is presented as the Company's measure of operating performance because it is a measure commonly used in the telecommunications industry. EBITDA (before non-recurring and non-cash charges) is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows from operating activities or results of operations in accordance with generally accepted accounting principles for the periods indicated. EBITDA (before non-recurring and non-cash charges) is not a measurement under generally accepted accounting principles and is not necessarily comparable with similarly titled measures of other companies.

     (b) Although not included in EBITDA (before non-recurring and non-cash charges), which represents the measure of operating performance used by management to evaluate operating results, the Company has supplementally provided depreciation and amortization and interest expense for Telecom Services and Corporate Services. Interest expense excludes amounts charged for interest on outstanding cash advances and expense allocations between Telecom Services and Corporate Services.

     (c) Capital expenditures include assets acquired under capital leases and exclude payments for construction of the Company's corporate headquarters and corporate headquarters assets acquired through the issuance of long-term debt.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(15) Business Units (continued)


     (d) Total assets of Telecom Services and Corporate Services excludes investments in consolidated subsidiaries which eliminate in consolidation.

(16) Provision for Impairment of Long-Lived Assets

     During the year ended December 31, 1999, the Company recorded a provision for impairment of long-lived assets of $31.8 million, which relates to the impairment of software and other capitalized costs associated with Telecom Services' billing and provisioning system projects under development. The provision for impairment of long-lived assets was based on management's decision to abandon the billing and provisioning systems under development and to select new vendors for each of these systems, which vendors are expected to provide the Company with billing and provisioning solutions with improved functionality and earlier delivery dates at significantly lower costs. The Company's billing and provisioning systems under development were either not operational or were serving minimal customers at the time management determined the carrying value of the underlying assets was not recoverable.

     For the year ended December 31, 1997, provision for impairment of long-lived assets includes the impairment of the Company's Corporate Services investments in StarCom International Optics Corporation, Inc. (StarCom) of approximately $5.2 million. The Company recorded its impairment in the investment in StarCom upon notification by a senior secured creditor of StarCom that it intended to foreclose on its collateral in StarCom, which subsequently caused the bankruptcy of StarCom.

(17) Restructuring Costs

     During the year ended December 31, 1998, the Company recorded approximately $1.5 million of restructuring costs associated with a combined restructuring plan for Telecom Services and Corporate Services, which was designed to support the Company's increased strategic focus on its ISP customer base, as well as to improve the efficiency of operations and general and administrative support functions. Restructuring costs under this plan include severance and other employee benefit costs. The Company has $0.1 million remaining in accrued liabilities at December 31, 1999 related to this restructuring plan.

     Following the Company's acquisition of NikoNet in July 1998, the Company closed a regional facility of a newly acquired subsidiary of NikoNet. Restructuring costs, consisting

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(17) Restructuring Costs

     primarily of severance costs, of approximately $0.3 million were recorded as a result of the facility closure during the year ended December 31, 1998. The Company has $0.1 million remaining in accrued liabilities at December 31, 1999 related to the facility closure.

(18) Income Taxes

     Current income tax expense for the years ended December 31, 1998 and 1999 represents state and federal income tax relating to operations of a subsidiary company during periods when this entity's taxable income could not be offset by the Company's current period losses or net operating loss carryforwards.

     Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate to loss before income taxes primarily because the Company has not recognized the income tax benefit of certain of its net operating loss carryforwards and other deferred tax assets due to the uncertainty of realization.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1999 are as follows:

                                                                              December 31,
                                                                     -------------------------
                                                                        1998           1999
                                                                     ----------     ----------
                                                                          (in thousands)
Deferred income tax liabilities:
    Deferred gain on intercompany transactions                                -         6,598
    Property and equipment, due to excess purchase price of
        tangible assets and differences in depreciation for book
        and tax purposes                                                 10,173        15,427
                                                                      ---------      --------
        Net deferred income tax liabilities                           $  10,173        22,025
                                                                      ---------      --------

Deferred income tax assets:
    Net operating loss carryforwards                                   (247,126)     (265,076)
    Accrued interest on high yield debt obligations deductible
         when paid                                                     (108,895)     (154,601)
    Accrued expenses not currently deductible for tax purposes           (3,286)      (18,150)
    Allowance for doubtful accounts, not currently deductible
         for tax purposes                                                (5,989)      (32,141)
    Less valuation allowance                                            355,123       447,943
                                                                      ---------      --------
         Net deferred income tax assets                                 (10,173)      (22,025)
                                                                      ---------      --------
         Net deferred income tax liability                            $       -             -
                                                                      =========      ========

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(18) Income Taxes (continued)

     As of December 31, 1999, the Company has federal net operating loss carryforwards (NOLs) of approximately $662.7 million, which expire in varying amounts through December 31, 2019. However, due to the provisions of Section 382 and certain other provisions of the Internal Revenue Code and Treasury Regulations (the Code), the utilization of these NOLs may be limited. The Company is also subject to certain state income tax laws, which may also limit the utilization of NOLs.

     A valuation allowance has been provided for the Company's deferred tax asset as management is not presently able to determine when the Company will generate future taxable income.

(19) Employee Benefit Plans

     The Company has established salary reduction savings plans under Section 401(k) of the Code which the Company administers for participating employees. All full-time employees are covered under the plans after meeting minimum service and age requirements. Under the plan available to NETCOM employees from January 1, 1997 through July 1, 1998, the Company made a matching contribution of 100% of each NETCOM employee's contribution up to a maximum of 3% of the employee's eligible earnings. Prior to 1997, NETCOM's matching contribution was limited to 50% of each NETCOM employee's contribution up to a maximum of 6% of the employee's eligible earnings. Under the plan available to all ICG employees, including NETCOM employees subsequent to July 1, 1998, the Company makes a matching contribution of ICG Common Stock up to a maximum of 6% of the employee's eligible earnings. Aggregate matching contributions under the Company's employee benefit plans were approximately $3.6 million, $4.0 million and $5.5 million during the years ended December 31, 1997, 1998 and 1999, respectively. The portion of this expense which relates directly to employees of NETCOM is included in loss from discontinued operations for all periods presented.

(20) Summarized Financial Information of ICG Holdings, Inc.

     As discussed in note 10, the 11 5/8% Notes issued by Holdings during 1997 are guaranteed by ICG. The 12 1/2% Notes and the 13 1/2% Notes issued by Holdings during 1996 and 1995, respectively, are guaranteed by ICG and Holdings-Canada.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(20) Summarized Financial Information of ICG Holdings, Inc. (continued)

     The separate complete financial statements of Holdings have not been included herein because such disclosure is not considered to be material to the holders of the 11 5/8% Notes, the 12 1/2% Notes and the 13 1/2% Notes. However, summarized consolidated financial information for Holdings and its subsidiaries is as follows:

               Summarized Consolidated Balance Sheet Information

                                                                       December 31,
                                                                -------------------------
                                                                   1998           1999
                                                                ----------     ----------
                                                                     (in thousands)
     Current assets                                              $  241,667        263,870
     Net current assets of discontinued operations                   22,392              -
     Property and equipment, net                                    610,671        675,613
     Other non-current assets, net                                  147,283        128,489
     Net non-current assets of discontinued operations               48,751              -
     Current liabilities                                             69,204        148,042
     Long-term debt, less current portion                         1,004,316      1,138,734
     Capital lease obligations, less current portion                 62,946         57,564
     Other long-term liabilities                                          -          1,233
     Due to parent                                                  191,889        256,348
     Due to ICG Services                                            137,762        128,893
     Redeemable preferred stock                                     338,311        390,895
     Stockholder's deficit                                         (733,664)    (1,053,737)

          Summarized Consolidated Statement of Operations Information

                                                Years ended December 31,
                                       ----------------------------------------
                                          1997           1998           1999
                                       ----------     ----------     ----------
                                                    (in thousands)
Total revenue                           $ 149,358       305,612        478,850
Total operating costs and expenses        323,149       444,310        635,390
Operating loss                           (173,791)     (138,698)      (156,540)
Loss from continuing operations          (313,303)     (260,618)      (376,725)
Net loss                                 (328,193)     (325,211)      (320,073)


ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(21) Condensed Financial Information of ICG Holdings (Canada) Co.

     Condensed financial information for Holdings-Canada only is as follows:

                      Condensed Balance Sheet Information

                                                        December 31,
                                                 -------------------------
                                                    1998           1999
                                                 ----------     ----------
                                                       (in thousands)
     Current assets                               $     162              82
     Advances to subsidiaries                       191,889         266,056
     Non-current assets, net                          2,414               -
     Current liabilities                                 73              73
     Long-term debt, less current portion                65               -
     Due to parent                                  182,101         256,317
     Share of losses of subsidiary                  733,664       1,053,737
     Shareholders' deficit                         (721,438)     (1,043,989)

                 Condensed Statement of Operations Information

                                               Years ended December 31,
                                       ----------------------------------------
                                          1997           1998           1999
                                       ----------     ----------     ----------
                                                    (in thousands)
Total revenue                           $       -             -              -
Total operating costs and expenses            195           192          2,478
Operating loss                               (195)         (192)        (2,478)
Losses of subsidiaries                   (328,193)     (325,211)      (320,073)
Net loss attributable to common
     shareholders                        (328,388)     (325,403)      (322,551)

(22) Condensed Financial Information of ICG Communications, Inc. (Parent company)

     The primary assets of ICG are its investments in ICG Services, ICG Funding and Holdings-Canada, including advances to those subsidiaries. Certain corporate expenses of the parent company are included in ICG's statement of operations and were approximately $1.2 million, $2.2 million and $1.4 million for the years ended December 31, 1997, 1998 and 1999, respectively. ICG has no operations other than those of ICG Services, ICG

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(22) Condensed Financial Information of ICG Communications, Inc. (Parent company) (continued)

     Funding, ICG Acquisition, Inc. and their subsidiaries.

(23) Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents and short-term investments available for sale:

     The carrying amount approximates fair value because of the short maturities of such instruments.

     Long-term investments:

     The fair values of long-term investments for which it is practicable are estimated based on the quoted market prices for those or similar investments. The long-term investments for which it is not practicable to estimate the fair value relate to cost investments in unrelated entities for which there is no market.

     Long-term debt:

     The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues for the Senior Discount Notes which are publicly traded. The fair value of both the Senior Facility and the mortgage loan are estimated to be the carrying amount of the debt as the debt instruments are not publicly traded and have stated fixed or LIBOR plus a fixed percent interest rates.

     Redeemable preferred stock:

     The fair value of the preferred stock, which was issued in a private placement, is included in the following table at carrying value as such stock is not traded in the open market and a market price is not readily available.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(23) Fair Value of Financial Instruments (continued)

     The estimated fair values of the Company's financial instruments are as follows:

                                                                   December 31,
                                            ---------------------------------------------------------
                                                      1998                          1999
                                             ------------------------     ---------------------------
                                                                  (in thousands)
                                            Carrying                      Carrying
                                             Amount        Fair Value      Amount        Fair Value
                                            ---------------------------------------------------------
Cash and cash equivalents
 and short-term investments
 available for sale                          $   262,307    $   262,307    $   125,507    $   125,507
Restricted Cash                                   16,912         16,912         12,537         12,537
Long-term investments:
     Practicable                                       -              -         27,696         31,019
     Not practicable                                   -              -          1,243              -
Long-term debt:
     Senior facility                                   -              -        (79,625)       (79,625)
     Senior discount notes                    (1,597,895)    (1,471,633)    (1,792,996)    (1,504,089)
     Mortgage loan payable                             -              -        (33,077)       (33,077)
Redeemable preferred stock                      (466,352)      (466,352)      (519,323)      (519,323)

(24) Events Subsequent to Date of Independent Auditors' Report (Unaudited)

     In February 2000, the Company announced that it had arranged to sell approximately $750.0 (before estimated expenses and fees of $45.0 million) million of convertible preferred stock in the Company to three investors: affiliates of Liberty Media Corporation (Liberty), Hicks, Muse, Tate & Furst Incorporated (Hicks Muse) and Gleacher Capital Partners (Gleacher). Under the terms of the transaction, Liberty will invest $500.0 million, Hicks Muse will invest $230.0 million and Gleacher will invest $20.0 million in exchange for a total of 750,000 shares of Series A convertible preferred stock at $1,000 per share. The preferred stock will be convertible into the Company's common stock at a conversion rate of $28.00 per common share. The Company will also issue 10 million common stock warrants which will be exercisable at $34.00 per share. The proceeds from this new equity investment will be used principally by the Company to fund network expansion. It is expected that this equity financing will close during the second quarter of 2000.


     On February 22, 2000, the Company purchased 61,845 shares of restricted Series D Preferred Stock (Cyras Preferred Stock) of Cyras Systems, Inc., for approximately $1.0 million. Cyras is a manufacturer of telecommunications equipment (Cyras). Dividends on the Cyras Preferred Stock are 8% per annum, non-cumulative and payable in cash or any Cyras assets legally available and as declared by the board of directors of Cyras. The Cyras Preferred Stock is automatically convertible into shares of common stock of Cyras, upon the initial public offering of the common stock of Cyras or upon the election to convert by more than 66% of all of the preferred stockholders of Cyras.

     During the first quarter of 2000, the Company signed letters of intent with its two biggest vendors, Lucent Technologies, Inc. and Cisco Systems, Inc. for financing of future capital expenditures. The Company believes that these proposed financing agreements will better enable the Company to fund its scheduled network expansion through the purchase of

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(24) Events Subsequent to Date of Independent Auditors' Report (Unaudited) (continued)

     Lucent and Cisco equipment. It is anticipated that the Lucent credit agreement will provide the Company with up to $250.0 million of long-term debt financing which can be drawn down during the year following the closing to purchase network equipment. Under the terms of the Lucent letter of intent, the Company will commit to purchase a minimum of $175.0 million of equipment with principal amounts outstanding required to be repaid in quarterly installments over a five-year period beginning 2001. The proposed Cisco credit facility will provide the Company with up to $180.0 million of capital lease financing with a three-year repayment term. During the first quarter of 2000, $50.0 million of the capital lease financing with Cisco was finalized, however, no amounts have been drawn down under this facility.

     In February 2000, the Company announced that it had arranged to sell approximately $750.0 (before estimated expenses and fees of $45.0 million) million of convertible preferred stock in the Company to three investors: affiliates of Liberty Media Corporation (Liberty), Hicks, Muse, Tate & Furst Incorporated (Hicks Muse) and Gleacher Capital Partners (Gleacher). Under the terms of the transaction, Liberty will invest $500.0 million, Hicks Muse will invest $230.0 million and Gleacher will invest $20.0 million in exchange for a total of 750,000 shares of Series A convertible preferred stock at $1,000 per share. The preferred stock will be convertible into the Company's common stock at a conversion rate of $28.00 per common share. The Company will also issue 10 million common stock warrants which will be exercisable at $34.00 per share. The proceeds from this new equity investment will be used principally by the Company to fund network expansion. It is expected that this equity financing will close during the second quarter of 2000.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(24) Events Subsequent to Date of Independent Auditors' Report (Unaudited) (continued)

     Separately, pursuant to an agreement dated February 28, 2000, a subsidiary of the Company will purchase 1,000,000 shares of common stock of Teligent, Inc., a fixed wireless broadband communications provider (Teligent), from a subsidiary of Teligent in exchange for 2,996,076 shares of ICG Common Stock. The Company and Teligent believe that they have complementary systems and infrastructure that can be leveraged to expand each company's network and service capabilities.

                         FINANCIAL STATEMENT SCHEDULE
                                                                     Page
                                                                     ----

Independent Auditors' Report.......................................   S-1

Schedule II:  Valuation and Qualifying Accounts....................   S-2

                         Independent Auditors' Report
                         ----------------------------



The Board of Directors and Stockholders
ICG Communications, Inc.:

Under the date of February 16, 2000, we reported on the consolidated balance sheets of ICG Communications, Inc. and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999 as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement Schedule II: Valuation and Qualifying Accounts.
This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. We did not audit the consolidated financial statements and related financial statement schedule of NETCOM On-Line Communication Services, Inc. (NETCOM), a discontinued wholly owned subsidiary of the Company, as of the year ended December 31, 1997, whose loss from operations constitutes 83.8 percent in 1997 of the consolidated loss from discontinued operations. Those consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the financial statement schedule for NETCOM, is based solely on the report of the other auditors.

In our opinion, based on our audits and the report of the other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                            /s/ KPMG LLP

Denver, Colorado
February 16, 2000

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES                                                     Schedule II

Valuation and Qualifying Accounts
________________________________________________________________________________

                                                                        Additions
                                                               --------------------------
                                                 Balance at     Charged to     Charged to                    Balance at
                                                 beginning      costs and         other                        end of
Description                                      of period      expenses        accounts      Deductions       period
---------------------------------------------    ---------      ----------     -----------    ----------     ----------
                                                                              (in thousands)
Allowance for uncollectible trade receivables:

 Year ended December 31, 1997                     $   809         3,573             -            (589)         3,793
                                                  -------        ------         -----          ------         ------

 Year ended December 31, 1998                     $ 3,793        11,238             -            (680)        14,351
                                                  -------        ------         -----          ------         ------

 Year ended December 31, 1999                     $14,351        60,019         4,312               -         78,682
                                                  -------        ------         -----          ------         ------

Allowance for uncollectible note receivable:

 Year ended December 31, 1997                     $ 7,275             -             -          (3,975)         3,300
                                                  -------        ------         -----          ------         ------

 Year ended December 31, 1998                     $ 3,300             -             -          (2,000)         1,300
                                                  -------        ------         -----          ------         ------

 Year ended December 31, 1999                     $ 1,300             -             -          (1,300)             -
                                                  -------        ------         -----          ------         ------

Allowance for impairment of long-lived
 assets:

 Year ended December 31, 1997                     $ 2,000         5,170             -          (2,000)         5,170
                                                  -------        ------         -----          ------         ------

 Year ended December 31, 1998                     $ 5,170             -             -               -          5,170
                                                  -------        ------         -----          ------         ------

 Year ended December 31, 1999                     $ 5,170        31,815             -          (5,170)        31,815
                                                  -------        ------         -----          ------         ------

                See accompanying independent auditors' report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ICG Communications, Inc.

                                       By:  /s/ J. Shelby Bryan
                                            -----------------------------------
                                            J. Shelby Bryan
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer

                                       Date: March 29, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                              Title                                        Date
---------                              -----                                        ----
                                       Chairman of the Board of Directors and
                                       Chief Executive Officer (Principal
/s/J. Shelby Bryan                     Executive Officer)                           March 29, 2000
----------------------------------
J. Shelby Bryan

                                       Executive Vice President, Chief Financial
                                       Officer and Director (Principal Financial
/s/Harry R. Herbst                     Officer)                                     March 29, 2000
----------------------------------
Harry R. Herbst

                                       Senior Vice President of Finance and
/s/John V. Colgan                      Controller  (Principal Accounting Officer)   March 29, 2000
----------------------------------
John V. Colgan

/s/William J. Laggett                  Vice Chairman of the Board of Directors      March 29, 2000
----------------------------------
William J. Laggett

/s/John U. Moorhead                    Director                                     March 29, 2000
----------------------------------
John U. Moorhead

/s/Leontis Teryazos                    Director                                     March 29, 2000
----------------------------------
Leontis Teryazos

/s/Walter Threadgill                   Director                                     March 29, 2000
----------------------------------
Walter Threadgill

                           ICG Communications, Inc.

                               INDEX TO EXHIBITS
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   EXHIBITS

4.19: Amendment and Waiver No. 2 to the Loan Documents, dated as of December 29, 1999, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent.

4.20: Amendment No. 3 to the Loan Documents, dated as of February 11, 2000, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent.

10.50: Promissory Note, dated December 10, 1999, between ICG Telecom Group, Inc. and John Kane.

10.51: General Release, Covenant Not to Sue and Agreement, dated as of January 1, 2000, between ICG Communications, Inc. and John Kane.

10.52: Letter of Understanding, dated December 15, 1999, from ICG Communications, Inc. regarding Section 4 of the Employment Agreement between ICG Communications, Inc. and Douglas I. Falk.

10.53: Employment Agreement, dated as of July 1, 1999, by and between ICG Communications, Inc. and Carla J. Wolin.

10.54: Amendment to Employment Agreement, dated as of August 22, 1999, by and between ICG Communications, Inc. and Carla J. Wolin.

10.55: Employment Agreement, dated as of January 7, 2000, by and between ICG Communications, Inc. and James Washington.

10.56: General Release, Covenant Not to Sue and Agreement, dated as of January 17, 2000, between ICG Communications, Inc. and Douglas I. Falk.

10.57: Employment Agreement, dated as of February 1, 2000, by and between ICG Communications, Inc. and Cindy Z. Schonhaut.

10.58: Employment Agreement, dated as of March 8, 2000, by and between ICG Communications, Inc. and Pamela S. Jacobson.

21.1:     Subsidiaries of the Registrant.

23.1:     Consent of KPMG LLP.

23.2:     Consent of Ernst & Young LLP.

27.1: Financial Data Schedule of ICG Communications, Inc. for the Year Ended December 31, 1999.