Form 10-Q
period 2000-03-31
ICG COMMUNICATIONS INC /DE/
filed 2000-05-12
CIK 1013240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

--------------------------------------------------------------------------------
Delaware                                    84-1342022
Nova Scotia                                 Not Applicable
Colorado                                    84-1158866
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)
--------------------------------------------------------------------------------
161 Inverness Drive West                    Not applicable
Englewood, Colorado 80112

161 Inverness Drive West                    c/o ICG Communications, Inc.
Englewood, Colorado 80112                   161 Inverness Drive West
                                            Englewood, Colorado 80112

161 Inverness Drive West                    Not applicable
Englewood, Colorado 80112
(Address of principal executive offices)    (Address of U.S. agent for service)
--------------------------------------------------------------------------------
Registrants' telephone numbers, including area codes: (888) 424-1144 or
(303) 414-5000

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No

     The number of registrants' outstanding common shares as of May 10, 2000 were 48,642,985, 31,931,588 and 1,918, respectively. ICG Canadian Acquisition, Inc., a wholly owned subsidiary of ICG Communications, Inc., owns all of the issued and outstanding common shares of ICG Holdings (Canada) Co. ICG Holdings (Canada) Co. owns all of the issued and outstanding shares of ICG Holdings, Inc.

                                TABLE OF CONTENTS

PART I ........................................................................3
      ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS ...............................3
              Consolidated Balance Sheets as of December 31, 1999
                 and March 31, 2000 (unaudited)................................3
              Consolidated Statements of Operations for the Three
                 Months Ended March 31, 1999 and 2000 (unaudited)..............5
              Consolidated Statement of Stockholders' Deficit for
                 the Three Months Ended March 31, 2000 (unaudited).............6
              Consolidated Statements of Cash Flows for the Three
                 Months Ended March 31, 1999 and 2000 (unaudited)..............7
              Notes to Consolidated Financial Statements (unaudited)...........9
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS ......................................24
      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK ....................................................34

PART II ......................................................................36
      ITEM 1. LEGAL PROCEEDINGS...............................................36
      ITEM 2. CHANGES IN SECURITIES...........................................36
      ITEM 3. DEFAULTS UPON SENIOR SECURITIES ................................36
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ..........36
      ITEM 5. OTHER INFORMATION ..............................................36
      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...............................36
              Exhibits .......................................................36
              Reports on Form 8-K ............................................37

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                December 31, 1999 and March 31, 2000 (unaudited)


                                          December 31,        March 31,
                                              1999              2000
                                         -------------     -------------
Assets                                           (in thousands)

Current assets:
  Cash and cash equivalents               $ 103,288             40,699
  Short-term investments available for
    sale                                     22,219             31,115
  Receivables:
    Trade, net of allowance of $78,682
       and $57,160 at December 31, 1999
       and March 31, 2000, respectively
       (note 6)                             167,273            152,022
    Other                                     1,458              4,489
                                         -------------     -------------
                                            168,731            156,511

  Prepaid expenses, deposits and
    inventory                                11,388             10,670
                                         -------------     -------------
    Total current assets                    305,626            238,995
                                         -------------     -------------

Property and equipment                    1,805,378          2,017,958
  Less accumulated depreciation            (279,698)          (336,090)
                                         -------------     -------------
    Net property and equipment            1,525,680          1,681,868
                                          -------------     -------------

Restricted cash                              12,537             11,457
Investments (note 4)                         28,939              2,402
Other assets, net of accumulated
  amortization:
    Goodwill                                 95,187             87,281
    Deferred financing costs                 35,884             35,275
    Other, net                               16,768             18,059
                                         -------------     -------------
                                            147,839            140,615
                                         -------------     -------------

       Total assets (note 7)             $2,020,621          2,075,337
                                         =============     =============
                                                             (Continued)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                 December 31,      March 31,
                                                     1999            2000
                                                -------------    -------------
Liabilities and Stockholders' Deficit                   (in thousands)

Current liabilities:
  Accounts payable                              $  112,291           56,544
  Payable pursuant to IRU agreements               135,322          157,618
  Accrued liabilities                               85,709           91,284
  Deferred revenue (note 6)                         25,175           45,098
  Deferred gain on sale (note 3)                     5,475                -
  Current portion of capital lease
    obligations                                      8,090           11,256
  Current portion of long-term debt
    (note 5)                                           796              796
  Current liabilities of discontinued
    operations (note 3)                                529              436
                                                -------------    -------------
       Total current liabilities                   373,387          363,032
                                                -------------    -------------

Capital lease obligations, less current
  portion                                           63,348           72,884
Long-term debt, net of discount, less
  current portion (note 5)                       1,905,901        2,052,761
Other long-term liabilities                          2,526            2,958
                                                -------------    -------------

  Total liabilities                              2,345,162        2,491,635
                                                -------------    -------------

Redeemable preferred stock of subsidiary
  ($397.9 and $412.0 million liquidation
  value at December 31, 1999 and  March
  31, 2000, respectively) (note 5)                 390,895          405,203

Company-obligated mandatorily redeemable
  preferred securities of subsidiary
  limited liability company which holds
  solely Company preferred stock
  ($133.4 million liquidation value at
  March 31, 2000)                                  128,428          128,524

Stockholders' deficit:
  Common stock, $.01 par value,
    100,000,000 shares authorized;
    47,761,337 and 48,595,120 shares
    issued and outstanding at December
    31, 1999 and March 31, 2000,
    respectively                                       478              486
  Additional paid-in capital                       599,282          612,418
  Accumulated deficit                           (1,443,624)      (1,565,258)
  Accumulated other comprehensive income                 -            2,329
                                                -------------    -------------
    Total stockholders' deficit                   (843,864)        (950,025)
                                                -------------    -------------

Commitments and contingencies (note 6)

    Total liabilities and stockholders'
       deficit                                  $2,020,621        2,075,337
                                                =============    =============

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
             Three Months Ended March 31, 1999 and 2000 (unaudited)


                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                        1999         2000
                                                     -----------  -----------
                                                     (in thousands, except
                                                         per share data)

Revenue (note 7)                                     $  104,331      157,224

Operating costs and expenses:
  Operating costs                                        53,649       82,902
  Selling, general and administrative
    expenses                                             42,808       55,089
  Depreciation and amortization (note 7)                 36,375       64,599
  Other                                                    (933)         432
                                                     -----------  -----------
    Total operating costs and expenses                  131,899      203,022
                                                     -----------  -----------

    Operating loss (note 7)                             (27,568)     (45,798)

Other income (expense):
  Interest expense (note 7)                             (47,438)     (62,634)
  Interest income                                         4,104        3,277
  Other (expense) income, net,
   including unrealized gain on
   marketable trading securities in 1999
   and realized gain on sale of
   available for sale securities in 2000                   (500)         158
                                                     -----------  -----------
                                                        (43,834)     (59,199)
                                                     -----------  -----------

Loss from continuing operations before
  preferred dividends and extraordinary
  gain                                                  (71,402)    (104,997)
Accretion and preferred dividends on
  preferred securities of subsidiaries                  (14,804)     (16,637)
                                                     -----------  -----------

Loss from continuing operations before
  extraordinary gain                                    (86,206)    (121,634)
Loss from discontinued operations                          (111)           -
                                                     -----------  -----------
Loss before extraordinary gain                          (86,317)    (121,634)
Extraordinary gain on sales of
  operations of NETCOM, net of income
  taxes of $6.4 million (note 3)                        193,029            -
                                                     -----------  -----------

    Net (loss) income                                 $ 106,712     (121,634)
                                                     ===========  ===========

Other comprehensive income:
  Unrealized gain on available for sale
  securities                                          $       -        2,329
                                                     -----------  -----------
    Comprehensive (loss) income                       $ 106,712     (119,305)
                                                     ===========  ===========

Net (loss) earnings per share - basic and diluted:
  Loss from continuing operations                     $   (1.85)       (2.52)
  Loss from discontinued operations                           -            -
  Extraordinary gain on sales of
    operations of NETCOM                                   4.14            -
                                                     -----------  -----------
    Net (loss) earnings per share - basic
       and diluted                                    $    2.29        (2.52)
                                                     ===========  ===========

Weighted average number of shares
outstanding - basic and diluted                          46,538       48,189
                                                     ===========  ===========

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Deficit
                  Three Months Ended March 31, 1999 (unaudited)



                                                                                  Accumulated
                                  Common stock       Additional                      other           Total
                                -----------------     paid-in      Accumulated   comprehensive    stockholders'
                                Shares    Amount      capital        deficit         income         deficit
                                -------  --------   -----------   ------------- ---------------  ---------------
                                                  (in thousands)

Balances at January 1, 2000      47,761  $  478       599,282      (1,443,624)          -          (843,864)
  Shares issued for cash in
    connection with the
    exercise of options and
    warrants                        709       7        11,138               -           -            11,145
  Shares issued for cash in
    connection with the
    employee stock purchase plan     54       -           757               -           -               757
  Shares issued as contribution
    to 401(k) plan                   71       1         1,241               -           -             1,242
  Unrealized holding gain
    on available for sale
    securities, arising
    during the period, net
    of tax                            -       -             -               -       2,810             2,810
  Reclassification
    adjustment, realized
    gain on available for
    sale securities                   -       -             -               -        (481)             (481)
  Net loss                            -       -             -        (121,634)          -          (121,634)
                                -------  --------   -----------   ------------- ---------------  ---------------
Balances at March 31, 2000       48,595     486       612,418      (1,565,258)      2,329          (950,025)
                                =======  ========   ===========   ============= ===============  ===============

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1999 and 2000 (unaudited)


                                                            Three months ended
                                                                 March 31,
                                                          ----------------------
                                                             1999        2000
                                                          ----------  ----------
                                                              (in thousands)

Cash flows from operating activities:
  Net (loss) income                                       $ 106,712    (121,634)
  Loss from discontinued operations                             111           -
  Extraordinary (gain) loss on sales of operations         (193,029)          -
  Adjustments to reconcile net (loss) income to net
    cash used by operating activities:
         Recognition of deferred gain                        (3,805)     (6,239)
         Accretion and preferred dividends on preferred
           securities of subsidiaries                        14,804      16,637
         Depreciation and amortization                       36,375      64,599
         Provision for uncollectible accounts                 3,604       3,830
         Deferred compensation                                    -         432
         Interest expense deferred and included in
           long-term debt                                    46,283      52,064
         Interest expense deferred and included in
           capital lease obligations                          1,406       1,351
         Amortization of deferred financing costs
           included in interest expense                       1,082         501
         Interest expense capitalized on assets under
           construction                                      (3,168)     (1,477)
         Contribution to 401(k) plan through issuance
           of common stock                                    2,077       1,242
         Net loss (gain) on disposal of long-lived
           assets                                              (933)          -
         Unrealized gain on marketable trading
           securities in 1999 and realized gain on
           sale of available for sale securities in 2000       (439)       (481)
         Other noncash expenses                                   -         301
         Change in operating assets and liabilities,
           excluding the effects of dispositions and
           noncash transactions:
              Receivables                                   (48,225)      8,390
              Prepaid expenses, deposits and inventory       (2,537)      1,705
              Accounts payable and accrued liabilities       (9,892)    (50,460)
              Deferred revenue                                1,669      22,005
                                                          ----------  ----------
                 Net cash used by operating activities      (47,905)     (7,234)
                                                          ----------  ----------
Cash flows from investing activities:
  Acquisition of property, equipment and other
    assets                                                  (99,151)   (141,299)
  Payments for construction of corporate
    headquarters                                                  -      (1,699)
  Proceeds from sale of available for sale
    securities                                                    -       2,201
  Proceeds from sales of operations of NETCOM, net
    of cash included in sale                                252,881           -
  Proceeds from disposition of property, equipment
    and other assets                                          4,300           -
  Proceeds from sales of short-term investments
    available for sale                                        5,340      19,399
  Decrease in restricted cash                                 1,385       1,080
  Purchase of investments                                   (27,466)     (1,150)
  Purchase of minority interest in subsidiary                (4,189)          -
                                                          ----------  ----------
         Net cash (used) provided by investing
           activities                                       133,100    (121,468)
                                                          ----------  ----------
                                                                     (Continued)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                            Three months ended
                                                                 March 31,
                                                          ----------------------
                                                             1999        2000
                                                          ----------  ----------
                                                              (in thousands)

Cash flows from financing activities:
  Proceeds from issuance of common stock:
    Exercise of options and warrants                      $   2,769      11,145
    Employee stock purchase plan                              1,388         757
  Proceeds from issuance of long-term debt                        -      95,000
  Principal payments on capital lease obligations            (1,793)     (3,061)
  Payments on IRU agreement                                       -     (35,198)
  Principal payments on long-term debt                         (589)       (205)
  Payments of preferred dividends                            (2,231)     (2,231)
                                                          ----------  ----------
    Net cash (used) provided by financing
       activities                                              (456)     66,207
                                                          ----------  ----------

    Net increase (decrease) in cash and cash
     equivalents                                             84,739     (62,495)
    Net cash used by discontinued operations                 (3,356)        (94)
Cash and cash equivalents, beginning of period              210,307     103,288
                                                          ----------  ----------
Cash and cash equivalents, end of period                  $ 291,690      40,699
                                                          ==========  ==========

Supplemental disclosure of cash flows information
  of continuing operations:
    Cash paid for interest                                $   1,835       7,132
                                                          ==========  ==========
    Cash paid for income taxes                            $     409         220
                                                          ==========  ==========

Supplemental schedule of noncash investing and
  financing activities of continuing operations:
    Acquisition of corporate headquarters assets
       through the issuance of long-term debt and
       conversion of security deposit (note 5)            $  33,719           -
                                                          ==========  ==========

    Assets acquired pursuant to IRU agreement             $       -      57,494
    Assets acquired under capital leases                      3,760      14,415
                                                          ----------  ----------

       Total (note 6)                                     $   3,760      71,909
                                                          ==========  ==========

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                December 31, 1999 and March 31, 2000 (unaudited)


(1)  Organization and Nature of Business

     ICG Communications, Inc., a Delaware corporation ("ICG" or "the Company"), was incorporated on April 11, 1996 and is the publicly-traded U.S. parent company of ICG Funding, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of ICG ("ICG Funding"), ICG Holdings (Canada) Co., a Nova Scotia unlimited liability company ("Holdings-Canada"), ICG Holdings, Inc., a Colorado corporation ("Holdings"), and ICG Services, Inc., a Delaware corporation ("ICG Services"), and their subsidiaries. ICG and its subsidiaries are collectively referred to as the "Company."

     The Company's principal business activity is telecommunications services ("Telecom Services") which consists primarily of the Company's operations as a facilities-based communications provider including the provision of services such as network facilities and data management to Internet service provider ("ISP") customers and voice and data communications services to business customers such as local, long distance and enhanced telephony. The Company also provides interexchange services such as special access and switched access services to long distance carriers and other customers. The Company began marketing competitive local dial-tone services to business customers in early 1997, subsequent to the passage of the Telecommunications Act of 1996, which permitted competitive interstate and intrastate telephone services and began offering network services to ISPs and other telecommunications providers in February 1999.

     During 1999, the Company sold the retail customer ISP business of NETCOM, retaining the national Tier 1 data network assets. Additionally, during 1999, the Company also sold ICG Fiber Optic Technologies, Inc. and Fiber Optic Technologies of the Northwest, Inc., which provided information technology services and selected networking products, as well as ICG Satellite Services, Inc. and Maritime Telecommunications Network, Inc., which provided satellite voice, data and video services to major cruise ship lines, the U.S. Navy, the offshore oil and gas industry and integrated communications providers. (See note 3, "Discontinued Operations".)

(2)  Significant Accounting Policies

     (a) Basis of Presentation

         The Company's financial statements should be read in conjunction with ICG's Annual Report on Form 10-K for the year ended December 31, 1999, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

         All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b) Recent Accounting Pronouncements

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - and interpretation of APB Opinion No. 25 ("FIN 44"). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to sock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15,

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)  Significant Accounting Policies (continued)

         1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effects of applying this Interpretation are to be recognized on a prospective basis. The Company has not yet assessed the impact, if any, that FIN 44 might have on its financial position or results of operations.

         In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementations date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company has not yet assessed the impact, if any, that SAB 101 might have on its financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133", SFAS 133 is effective for all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 effective at the beginning of its fiscal year end 2001. The Company does not believe that the adoption of SFAS 133 will have a material effect on the Company's financial position or results of operations.

     (c) Reclassifications

         Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

(3)  Discontinued Operations

     Loss from discontinued operations consists of the following:

                                 Three months ended
                                     March 31,
                                ---------------------
                                  1999       2000
                                ---------  ----------
                                   (in thousands)

      Network Services (a)      $ (412)         -
      Satellite Services (b)       301          -
                                ---------  ----------
        Loss from  discontinued
          operations            $ (111)         -
                                =========  ==========

     (a) Network Services

         On July 15, 1999, the Company's board of directors adopted a formal plan to dispose of the Company's investments in its wholly-owned subsidiaries, ICG Fiber Optic Technologies, Inc. and Fiber Optic Technologies of the Northwest, Inc. (collectively, "Network Services"). Accordingly, the Company's consolidated financial statements reflect the operations of Network Services as discontinued for all periods presented. On October 22, 1999, the Company completed the sale of all of the capital stock of Network Services to ACS Communications, Inc. for total proceeds of $23.9 million in cash.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)  Discontinued Operations (continued)

     (b) Satellite Services

         On July 15, 1999, the Company's board of directors adopted a formal plan to dispose of the Company's investments in ICG Satellite Services, Inc. and Maritime Telecommunications Network, Inc. (collectively, "Satellite Services"). Accordingly, the Company's consolidated financial statements reflect the operations of Satellite Services as discontinued for all periods presented. On November 30, 1999, the Company completed the sale of all of the capital stock of Satellite Services to ATC Teleports, Inc. for total proceeds of $98.1 million in cash.

     (c) NETCOM

         On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an ISP located in Atlanta, Georgia and predecessor to EarthLink, Inc. ("MindSpring"). Total proceeds from the sale were $245.0 million, consisting of $215.0 million in cash and 376,116 shares of common stock of MindSpring, valued at approximately $79.76 per share at the time of the transaction. Assets and liabilities sold to MindSpring included those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. In conjunction with the sale to MindSpring, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company (the "MindSpring Capacity Agreement"). The MindSpring Capacity Agreement was amended during the first quarter of 2000 to extend the terms of the agreement through May 2000. MindSpring utilized the Company's network capacity under this agreement to provide Internet access to the dial-up services customers formerly owned by NETCOM. In addition, the Company received for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM. The carrying value of the assets retained by the Company was approximately $21.7 million, including approximately $17.5 million of network equipment, on February 17, 1999. The Company also retained approximately $11.3 million of accrued liabilities and capital lease obligations.

         On March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations for total proceeds of approximately $41.1 million. MetroNET Communications Corp., a Canadian entity, and Providence Equity Partners, located in Providence, Rhode Island ("Providence"), together purchased the 80% interest in NETCOM Canada Inc. owned by NETCOM for approximately $28.9 million in cash. Additionally, Providence purchased all of the capital stock of NETCOM Internet Access Services Limited, NETCOM's operations in the United Kingdom, for approximately $12.2 million in cash.

         During the three months ended March 31, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $193.0 million, net of income taxes of approximately $6.4 million. The gain and related income taxes were adjusted during the nine months ended December 31, 1999 to record actual results. Offsetting the gain on the sales during the three months ended March 31, 1999 is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Additionally, since the Company expected to generate operating costs in excess of revenue under the MindSpring Capacity Agreement and the terms of the sale agreement were dependent upon and negotiated in conjunction with the terms of the network capacity agreement, the Company deferred approximately $35.5 million of the proceeds from the sale agreement to be applied on a periodic basis to the network capacity agreement. The deferred proceeds were recognized in the Company's statement of operations as the Company incurred cash operating losses under the network capacity agreement. Accordingly, the Company did not recognize any revenue, operating costs

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)  Discontinued Operations (continued)

         or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring, was recognized in the Company's consolidated statement of operations as incurred. During the three months ended March 31, 2000, $6.2 million in losses related to the MindSpring customers were offset against the deferred amount. As of March 31, 2000, all amounts deferred in relation to the MindSpring Capacity Agreement have been offset by losses incurred under the agreement. The Company, through NetAhead, is currently utilizing the retained network operating assets to provide wholesale capacity and other enhanced network services on an ongoing basis to MindSpring under an extension of the original network capacity agreement as well as to other ISPs and telecommunications providers. Operating results from such services have been included in the Company's statement of operations as incurred. Since the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations.

(4)  Investments

     On February 22, 2000, the Company purchased 61,845 shares of restricted Series D Preferred Stock ("Cyras Preferred Stock") of Cyras Systems, Inc., ("Cyras"), for approximately $1.0 million. Cyras is a manufacturer of telecommunications equipment. Dividends on the Cyras Preferred Stock are 8% per annum, noncumulative and payable in cash or any Cyras assets legally available and as declared by the board of directors of Cyras. The Cyras Preferred Stock is automatically convertible into shares of common stock of Cyras upon the initial public offering of the common stock of Cyras or upon the election to convert by more than 66% of all of the preferred stockholders of Cyras.

     On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock (the "NorthPoint Preferred Stock") of NorthPoint Communications Holdings, Inc., a Delaware corporation and competitive local exchange carrier ("CLEC") based in San Francisco, California ("NorthPoint") which was converted into 555,555 shares of Class B Common Stock of NorthPoint (the "NorthPoint Class B Shares") on May 5, 1999. The NorthPoint Class B Shares were then converted on March 30, 2000 on a one-for-one basis into a voting class of common stock of NorthPoint. The Company accounted for its investment in NorthPoint under the cost method of accounting until the NorthPoint Class B Shares were converted into voting and tradable common stock of NorthPoint, after which the investment was classified as an available for sale security. During the three months ended March 31, 2000, the Company sold 95,555 of the NorthPoint shares for proceeds of approximately $2.2 million. A gain of approximately $0.5 million was recognized on the sale. All shares remaining at March 31, 2000 are classified as available for sale with unrealized gains on the investment of $2.3 million recorded as a component of stockholders' equity.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(5)  Long-term Debt and Redeemable Preferred Stock of Subsidiary

     Long-term debt is summarized as follows:

                                                     December 31,     March 31,
                                                         1999           2000
                                                    -------------  -------------
                                                           (in thousands)

     Senior Facility due on scheduled
        maturity dates, secured by
        substantially all of the assets of
        ICG Equipment and NetAhead with
        weighted average interest rates ranging
        from 9.26% to 9.65% for the three months
        ended March 31, 2000                        $    79,625        174,438
     9 7/8% Senior discount notes of ICG
        Services, net of discount                       293,925        301,064
     10% Senior discount notes of ICG
        Services, net of discount                       361,290        370,213
     11 5/8% Senior discount notes of
        Holdings, net of discount                       137,185        141,079
     12 1/2% Senior discount notes of
        Holdings, net of discount                       468,344        482,682
     13 1/2% Senior discount notes of
        Holdings, net of discount                       532,252        550,022
     Mortgage payable with interest at 8
        1/2%, due monthly into 2009,
        secured by building                                 999            982
     Mortgage loan payable with
        adjustable rate of interest
        (15.21% at March 31, 2000), due
        monthly into 2013, secured by
        corporate headquarters                           33,077         33,077
                                                    -------------  -------------
                                                      1,906,697      2,053,557
        Less current portion                               (796)          (796)
                                                    -------------  -------------
                                                    $ 1,905,901      2,052,761
                                                    =============  =============

     (a) Senior Facility

         During the quarter ended March 31, 2000, the Company borrowed the remaining $95.0 million available under the $100.0 million term loan. The $100.0 million outstanding under the $100.0 million term loan bears interest at a weighted average interest rate of 9.26% for the three months ended March 31, 2000.

     Redeemable preferred stock of subsidiary is summarized as follows:

                                            December 31,     March 31,
                                                1999           2000
                                            --------------  ------------
                                                  (in thousands)
       14% Exchangeable preferred stock of
         Holdings,  mandatorily redeemable
         in 2008                             $  144,144         149,384
       14 1/4% Exchangeable preferred
         stock of Holdings, mandatorily
         redeemable in 2007                     246,751         255,819
                                            --------------  ------------
                                             $  390,895         405,203
                                            ==============  ============

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)  Commitments and Contingencies

     (a) Network Capacity and Construction

         In January 2000, Qwest Communications Corporation ("Qwest") and the Company signed an agreement, whereby the Company will provide, for $126.5 million over the initial 6-year term of the agreement, an indefeasible right of use ("IRU") for designated portions of the Company's local fiber optic network. The Company will recognize revenue ratably over the term of the agreement, as the network capacity is available for use. Payments will be received in installments through June 18, 2000. The agreement was amended in March 2000 to include additional capacity for proceeds of $53.8 million to be received in installments through September 18, 2000. Qwest may, at its option, extend the initial term of the agreement for an additional four-year period and an additional 10-year period for incremental payment at the time of the option exercises. In the event that the Company fails to deliver any of the network capacity by March 31, 2001, Qwest is entitled to cancel any undelivered network capacity segments and receive immediate refund of any amounts already paid to the Company for such segments.

         In June 1999, the Company signed a minimum 10-year agreement to lease certain portions of its fiber optic network to Qwest for $32.0 million, which was received in full by the Company in June 1999. The Company has accounted for the agreement as a sales-type lease and is recognizing revenue and operating costs in its consolidated financial statements on a percentage of completion basis as the network build-out is completed and is available for use. On March 23, 2000, the final network facilities to be included under the agreement were identified and made available for use allowing the Company to recognize all remaining revenue under the agreement except amounts deferred related to maintenance services. For the three months ended March 31, 2000, the Company included $11.5 million and $1.1 million in revenue and operating costs, respectively, in its consolidated financial statements related to the agreement, including revenue attributed to maintenance services, which is recognized ratably over the term of the agreement. Approximately $2.4 million of the total proceeds received related to maintenance services remain in deferred revenue in the Company's consolidated balance sheet at March 31, 2000.

         In March 1996, the Company and Southern California Edison Company ("SCE") entered into a 25-year agreement under which the Company will license 1,258 miles of fiber optic cable in Southern California, and can install up to 500 additional miles of fiber optic cable. This network, which will be maintained and operated primarily by the Company, stretches from Los Angeles to southern Orange County. Under the terms of this agreement, SCE is entitled to receive an annual fee for ten years, certain fixed quarterly payments, a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under the agreement totaled approximately $124.4 million at March 31, 2000. The agreement has been accounted for as a capital lease in the accompanying consolidated balance sheets.

     (b) Telecommunications and Line Purchase Commitments

         In November 1999, the Company entered into a one-year agreement with Covad Communications Company, ("Covad"), to purchase digital subscriber line ("DSL") services from Covad. Under the agreement, the Company is required to purchase a minimum amount of DSL services before designated intervals over the one-year period.

         Effective September 1998, the Company entered into two service agreements with three-year terms with WorldCom Network Services, Inc. ("WorldCom"). Under the Telecom Services Agreement, WorldCom provides, at designated rates, switched telecommunications services and other related services to the Company, including termination services, toll-free origination, switched access, dedicated access and travel card services. Under the Carrier Digital Services Agreement, WorldCom provides the Company, at designated rates, with the installation

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)  Commitments and Contingencies (continued)

         and operation of dedicated digital telecommunications interexchange services, local access and other related services, which the Company believes expedites service availability to its customers. Both agreements require that the Company provide WorldCom with certain minimum monthly revenue, which if not met, would require payment by the Company for the difference between the minimum commitment and the actual monthly revenue. Additionally, both agreements limit the Company's ability to utilize vendors other than WorldCom for certain telecommunications services specified in the agreements. The Company has successfully achieved all minimum revenue commitments to WorldCom under these agreements through March 31, 2000.

     (c) Other Commitments

         During the first quarter of 2000, the Company signed a letter of intent with Cisco Systems, Inc. for financing of certain future capital expenditures. The Company believes that this proposed financing agreement will better enable the Company to fund its scheduled network expansion through the purchase of Cisco equipment. The proposed Cisco credit facility will provide the Company with up to $180.0 million of capital lease financing with a three-year repayment term. During the first quarter of 2000, $50.0 million of the capital lease financing with Cisco was finalized and $11.5 million was drawn down under the facility.

         The Company has entered into various other equipment purchase agreements with certain of its vendors. Under these agreements, if the Company does not meet a minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. In addition, the agreements may be terminated by either the Company or the vendor upon prior written notice.

         Additionally,  the Company  has entered  into  certain  commitments  to
         purchase   capital   assets  with  an  aggregate   purchase   price  of
         approximately $386.9 million at March 31, 2000.

     (d) Transport and Termination Charges

         The Company has recorded revenue of approximately $30.8 million and $35.5 million for the three months ended March 31, 1999 and 2000, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of incumbent local exchange carriers ("ILECs") pursuant to various interconnection agreements. During the period, some of the ILECs have not paid all of the bills they have received from the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and not subject to payment of transport and termination charges under state and federal laws and public policies. In addition, some ILECs, while paying a portion of reciprocal compensation due to ICG for ISP-bound traffic, have disputed other portions of the charges.

         The resolution of these disputes have been, and will continue to be, based on rulings by state public utility commissions and/or by the Federal Communications Commission ("FCC"), or through negotiations between the parties. The Company has aggressively participated in state and federal regulatory and judicial proceedings that address the obligation of the ILECs to pay the Company reciprocal compensation for ISP-bound traffic under the Company's interconnection agreements. Subsequent to the issuance of favorable state regulatory rulings by the Colorado, Ohio and California state commissions, the

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)  Commitments and Contingencies (continued)

         Company  has  received   payments  from  US  West,   Pacific  Bell  and
         GTE-California for certain amounts owed for reciprocal compensation totaling $52.4 million through March 31, 2000.

         Additionally, through March 31, 2000, Southwestern Bell Telephone Company ("SWBT") has remitted payment to the Company of $5.4 million for reciprocal compensation owed to the Company for traffic from SWBT customers in Texas to ISPs served by the Company. On December 29, 1999, SWBT initiated commercial arbitration to determine whether the terms of the Company's current interconnection agreement with SWBT require that the rates that the Company has been billing SWBT for reciprocal compensation be reduced to rates established by the Texas PUC in a 1998 consolidated arbitration with SWBT involving AT&T Corporation, MCI Communications Corporation and other parties. Due to subsequent procedural developments, this issue will be decided by the Texas PUC, rather than in commercial arbitration; the Texas PUC proceeding is pending.

         On September 16, 1999, the CPUC rendered a decision against MFS/Worldcom, a CLEC ("MFS"), in an arbitration between Pacific Bell and MFS. The California PUC ruled that MFS should not be permitted to charge reciprocal compensation rates for the tandem switching and common transport rate elements. Although the California PUC's ruling did not involve the Company, the Company made a decision effective for the three months beginning on September 30, 1999 and thereafter to suspend the revenue recognition for the tandem switching and common transport rate elements for services provided in California and in all other states where the Company operates and such rate elements are included in the Company's interconnection agreement with the ILEC. Additionally, the Company recorded a provision of $45.2 million during the three months September 30, 1999 for accounts receivable related to these elements recognized in periods through June 30, 1999, which the Company believes may be uncollectible. The Company ceased recording revenue for the tandem and transport elements of local reciprocal compensation until the cash is received effective June 30, 1999. The Company continues to bill Pacific Bell for the tandem switching and common transport rate elements, and will pursue collection of its accounts receivable, despite any provision. On February 4, 2000, the California PUC initiated a new proceeding to examine, on a prospective basis, compensation for ISP-bound traffic, including the tandem and transport rate elements issue.

         On February 25, 1999, the FCC issued a decision that ISP-bound traffic is largely jurisdictionally interstate traffic. The decision relies on the long-standing federal policy that ISP traffic, although jurisdictionally interstate, is treated as though it is local traffic for pricing purposes. The decision also emphasizes that because there currently are no federal rules governing intercarrier compensation for ISP traffic, the determination as to whether such traffic is subject to reciprocal compensation under the terms of interconnection agreements is properly made by the state commissions and that carriers are bound by their interconnection agreements and state commission decisions regarding the payment of reciprocal compensation for ISP traffic. The FCC has initiated a rulemaking proceeding regarding the adoption of prospective federal rules for intercarrier compensation for ISP traffic. In its notice of rulemaking, the FCC expresses its preference that compensation rates for this traffic continue to be set by negotiations between carriers, with disputes resolved by arbitrations conducted by state commissions, pursuant to the Telecommunications Act. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded the FCC's February 25, 1999 decision. The Company does not believe that the Circuit Court's decision will adversely affect favorable state regulatory and judicial decisions awarding reciprocal compensation for ISP traffic. The decision does, however, create some uncertainty with respect to the timing of future regulatory decisions, and there can be no assurance that future FCC or state commission rulings will be favorable to the Company.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)  Commitments and Contingencies (continued)

         The Company has also recorded revenue of approximately $5.2 million and $5.5 million for the three months ended March 31, 1999 and 2000, respectively, related to other transport and termination charges to the ILECs, pursuant to the Company's interconnection agreements with these ILECs. Included in the Company's net trade receivables at March 31, 2000 are approximately $55.0 million, for all receivables related to reciprocal compensation and other transport and termination charges.

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

         The Company has negotiated and/or arbitrated new or extended interconnection agreements with BellSouth, Ameritech, GTE-California and Pacific Bell. The Company has completed arbitration proceedings with BellSouth before the state commissions in Alabama, North Carolina, Georgia, Kentucky, Florida and Tennessee and with Ameritech before the Ohio commission. Final decisions issued by the Alabama, North Carolina, Kentucky and Georgia commissions awarded the Company reciprocal compensation for ISP traffic in new agreements to be executed by the parties, including the tandem and transport rate element. The arbitration decisions of the Florida and Ohio commissions declined to rule on the merits of whether the Company should be paid reciprocal compensation for ISP traffic. The Florida decision ruled that the compensation provisions of the parties' current interconnection agreement would continue to apply, subject to true up, until the completion of the FCC's rulemaking on future compensation. The Ohio commission deferred ruling on the merits until completion of the Ohio commission's generic proceeding on prospective compensation, and ordered that in the interim period until completion of the generic proceeding, bill and keep procedures should be followed, subject to true up once the commission proceeding is concluded. Arbitration proceedings with US West before the Colorado commission and with SWBT before the Texas commission are pending.

         Subsequent to completion of the arbitration proceedings with BellSouth, the Company signed a three-year agreement with BellSouth that, among other issues, addresses the payment of reciprocal compensation for Internet traffic. BellSouth agreed to pay past monies due to the Company for local reciprocal compensation for the period beginning when ISP traffic was first received by the Company from BellSouth and ending December 31, 1999, and the parties also agreed to the payment of reciprocal compensation for Internet and voice traffic for the period from January 1, 2000 through December 31, 2002 at per-minute rates that gradually reduce over the three year period. The agreement is applicable to all nine states in the BellSouth operating territory.

         While the Company intends to pursue the collection of all receivables related to transport and termination charges and believes that future revenue from transport and termination charges recognized under the Company's interconnection agreements will be realized, there can be no assurance that future regulatory and judicial rulings will be favorable to the Company, or that different pricing plans for transport and termination charges between carriers will not be adopted when the Company's interconnection agreements continue to be renegotiated or arbitrated, or as a result of FCC or state commission proceedings on future compensation methods. In fact, the Company believes that different pricing plans will continue to be considered and adopted, and although the Company expects that revenue from transport and termination charges likely will decrease as a percentage of total revenue from local services in subsequent periods, the Company's local termination services still will be required by the ILECs and

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)  Commitments and Contingencies (continued)

         must be provided under the Telecommunications Act, and likely will result in increasing volume in minutes due to the growth of the Internet and related services markets. The Company expects to negotiate and/or arbitrate reasonable compensation and collection terms for local termination services, although there is no assurance that such compensation will remain consistent with current levels.

     (e) Litigation

         On April 4, 1997, certain shareholders of Zycom filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas (Case No. 97-17777) against the Company, Zycom and certain of their subsidiaries. This complaint alleges that the Company and certain of its subsidiaries breached certain duties owed to the plaintiffs. The plaintiffs were denied class certification by the trial court and the Court of Appeals affirmed the trial court's decision. In April 2000, the Company reached a tentative settlement arrangement with the plaintiffs. Under the terms of the proposed settlement, the Company would be completely released from all claims of the plaintiffs. The settlement would not have a material adverse effect on the Company's financial condition, results of operations or cash flows. If the parties are unable to finalize a settlement, an expedited trial will take place and the Company will vigorously defend against the plaintiffs' claims.

         The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(7)  Business Units

     The Company conducts transactions with external customers through the operations of its Telecom Services business unit. Administrative services are provided to Telecom Services by Corporate Services. Corporate Services consists of the operating activities of ICG Communications, Inc., ICG Funding, LLC, ICG Canadian Acquisition, Inc., ICG Holdings (Canada) Co., ICG Holdings, Inc., ICG Services, Inc., ICG Tevis, Inc., ICG Corporate
     Headquarters, L.L.C., ICG 161, L.P. and ICG Mountain View, Inc., which primarily hold securities and real estate properties and provide certain legal, accounting and finance, personnel and other administrative support services to Telecom Services.

     Direct and certain indirect costs incurred by Corporate Services on behalf of Telecom Services are allocated to Telecom Services based on the nature of the underlying costs. Transactions between Telecom Services and Corporate Services for services performed in the normal course of business are recorded at amounts which are intended to approximate fair value.

     Set forth below are revenue, EBITDA (before nonrecurring and noncash charges), which represents the measure of operating performance used by management to evaluate operating results, depreciation and amortization, operating loss, interest expense, capital expenditures of continuing operations and total assets for Telecom Services and Corporate Services. As described in note 3, the operating results of the Company reflect the operations of Network Services, Satellite Services, Zycom and NETCOM as discontinued for all periods presented.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(7)  Business Units (continued)

                                       Three months ended
                                            March 31,
                                      ----------------------
                                        1999        2000
                                      ----------  ----------
                                         (in thousands)
Revenue:
  Telecom Services                    $ 104,331     157,224
  Corporate Services                          -           -
                                      ----------  ----------
     Total revenue                    $ 104,331     157,224
                                      ==========  ==========

EBITDA (before nonrecurring and
  noncash charges) (a):
     Telecom Services                 $  12,257      25,093
     Corporate Services                  (4,383)     (5,860)
                                      ----------  ----------
        Total EBITDA (before
          nonrecurring and
          noncash charges)            $   7,874      19,233
                                      ==========  ==========

Depreciation and amortization (b):
  Telecom Services                    $  35,229      64,324
  Corporate Services                      1,146         275
                                      ----------  ----------
     Total depreciation and
        amortization                  $  36,375      64,599
                                      ==========  ==========

Operating loss:
  Telecom Services                    $  21,885     39,231
  Corporate Services                      5,683      6,567
                                      ----------  ----------
     Total operating loss             $  27,568     45,798
                                      ==========  ==========

Interest expense (b):
  Telecom Services                    $       -      4,975
  Corporate Services                     47,438     57,659
                                      ----------  ----------
     Total interest expense           $  47,438     62,634
                                      ==========  ==========

Extraordinary (loss) gain:
  Telecom Services                    $ 193,029          -
  Corporate Services                          -          -
                                      ----------  ----------
     Total extraordinary (loss) gain  $ 193,029          -
                                      ==========  ==========

Capital expenditures of continuing
  operations (c):
     Telecom Services                 $ 102,911     213,208
     Corporate Services                       -           -
                                      ----------  ----------
        Total capital expenditures
           of continuing operations   $ 102,911     213,208
                                      ==========  ==========


                                   December 31,     March 31,
                                       1999           2000
                                  -------------  -------------
                                        (in thousands)
Total assets:
   Telecom Services (d)            $ 1,845,171     1,989,189
   Corporate Services (d)              261,085       157,677
   Eliminations                        (85,635)      (71,529)
                                  -------------  -------------
      Total assets                 $ 2,020,621     2,075,337
                                  =============  =============

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(7)  Business Units (continued)

     (a) EBITDA (before nonrecurring and noncash charges) consists of loss from continuing operations before interest, income taxes, depreciation and amortization, provision for impairment of long-lived assets, net loss
          (gain) on disposal of long-lived assets, other expense, net and accretion and preferred dividends on preferred securities of subsidiaries, or, revenue less operating costs and selling, general and administrative expenses. EBITDA (before nonrecurring and noncash charges) is presented as the Company's measure of operating performance because it is a measure commonly used in the telecommunications industry. EBITDA (before nonrecurring and noncash charges) is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles for the periods indicated. EBITDA (before nonrecurring and noncash charges) is not a measurement under generally accepted accounting principles and is not necessarily comparable with similarly titled measures of other companies.

     (b) Although not included in EBITDA (before nonrecurring and noncash charges), which represents the measure of operating performance used by management to evaluate operating results, the Company has supplementally provided depreciation and amortization and interest expense for each of the Company's business units and Corporate Services. Interest expense excludes amounts charged for interest on outstanding cash advances and expense allocations among the business units and Corporate Services.

     (c) Capital expenditures include assets acquired with cash, under capital leases and pursuant to IRU agreement and excludes payments for construction of the Company's corporate headquarters of $1.7 million during the three months ended March 31, 2000 and corporate headquarters assets acquired through the issuance of long-term debt of $33.7 million during the three months ended March 31, 1999.

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

     The separate financial statements of Holdings have not been included herein because such disclosure is not considered to be material to the holders of the 11 5/8% Notes, the 12 1/2% Notes and the 13 1/2% Notes. However, summarized combined financial information for Holdings and its subsidiaries is as follows:

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(8)  Summarized Financial Information of ICG Holdings, Inc. (continued)

                Summarized Consolidated Balance Sheet Information

                                        December 31,      March 31,
                                            1999            2000
                                        ------------    ------------
                                               (in thousands)
                                        ----------------------------

     Current assets                     $  263,870         193,763
     Property and equipment, net           675,613         736,724
     Other non-current assets, net         128,489         105,551
                                        ------------    ------------
        Total assets                    $1,067,972       1,036,038
                                        ============    ============

     Current liabilities                   148,042         175,785
     Long-term debt, less current
        portion                          1,138,734       1,174,719
     Capital lease obligations, less
        current portion                     57,564          57,220
     Other long-term liabilities             1,233           3,649
     Due to parent                         256,348         271,252
     Due to ICG Services                   128,893         121,691
     Redeemable preferred stock            390,895         405,203
     Stockholder's deficit              (1,053,737)     (1,173,481)
                                        ------------    ------------
        Total liabilities and
           stockholders' deficit        $1,067,972       1,036,038
                                        ============    ============


           Summarized Consolidated Statement of Operations Information

                                        Three months ended March 31,
                                        --------------------------
                                           1999          2000
                                        ------------  ------------
                                             (in thousands)

   Total revenue                        $ 105,733       152,877
   Total operating costs and
      expenses                            138,105       206,659
                                        ------------  ------------
   Operating loss                       $ (32,372)      (53,782)
                                        ============  ============
   Loss from continuing operations      $ (67,370)     (119,744)
                                        ============  ============
   Net loss                             $ (82,250)     (119,744)
                                        ============  ============

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(9)  Condensed Financial Information of ICG Holdings (Canada) Co.

     Condensed financial information for Holdings-Canada only is as follows:

                       Condensed Balance Sheet Information

                                         December 31,      March 31,
                                             1999            2000
                                        --------------   -------------
                                                 (in thousands)
                                        ------------------------------

     Current assets                      $       82              82
     Advances to subsidiaries               256,348         271,252
     Non-current assets, net                      -         255,931
                                        --------------   -------------
          Total assets                   $  256,430         527,265
                                        ==============   =============

     Current liabilities                         73              73
     Long-term debt, less
        current portion                           -               -
     Due to parent                          246,609         517,444
     Share of losses of
        subsidiaries                      1,053,737       1,173,481
     Shareholders' deficit               (1,043,989)     (1,163,733)
                                        --------------   -------------
        Total liabilities and
           shareholders' deficit         $  256,430         527,265
                                        ==============   =============


            Condensed Statement of Operations Information

                                             Three months ended
                                                  March 31,
                                          -------------------------
                                              1999          2000
                                          ------------  -----------

     Total revenue                        $        -            -
     Total operating costs and
        expenses                                 603            -
                                          ------------  -----------
     Operating loss                       $     (603)           -
                                          ============  ===========
     Losses of subsidiaries                  (82,250)    (119,744)
     Net loss attributable to
        common shareholders               $  (82,853)    (119,744)
                                          ============  ===========

(10) Condensed Financial Information of ICG Communications, Inc.(Parent company)

     The primary assets of ICG are its investments in ICG Services, ICG Funding and Holdings-Canada, including advances to those subsidiaries. Certain corporate expenses of the parent company are included in ICG's statement of operations and were approximately $0.5 million for both the three months ended March 31, 1999 and 2000. ICG has no operations other than those of ICG Services, ICG Funding and Holdings-Canada and their subsidiaries.

(11) Events Subsequent to March 31, 2000

     On April 10, 2000, the Company sold 75,000 shares of 8% Series A-1, A-2 and A-3 Convertible Preferred Stock of ICG (the "Convertible Preferred Stock") and 10,000,000 warrants to purchase ICG Common Stock to affiliates of Liberty Media Corporation ("Liberty Media"), Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") and Gleacher Capital Partners ("Gleacher Capital") (collectively, "the Investors"). The sale of the Convertible Preferred Stock resulted in proceeds to the Company of $750.0 million

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(11) Events Subsequent to March 31, 2000 (continued)

     (before cash fees and expenses of approximately $36.0 million). Each share of Convertible Preferred Stock has an initial liquidation preference of $10,000 per share and bears cumulative dividend rate of 8% per annum, compounded quarterly. Dividends accrete to the liquidation preference on a quarterly basis for five years and are payable in cash or additional liquidation preference accretion thereafter. In the event of a change in control of the Company, as defined in the agreement, occurring prior to five years from the date of issuance of the Convertible Preferred Stock, the Company is, in most instances, required to make a special dividend payment to the Convertible Preferred Stockholders equal to the difference between the fully accreted liquidation preference of the Convertible Preferred Stock five years from the date of issuance and the existing liquidation preference on the date of the change in control. In addition, the Company has the right, but not the obligation, to offer to repurchase the Convertible Preferred Stock at 101% of the liquidation preference on the date of the change in control (after giving effect to the special dividend, if applicable).

     The Convertible Preferred Stock is immediately convertible into shares of ICG Common Stock at a conversion rate of $28.00 per share, subject to adjustment and will have voting rights with the common stockholders on an as-converted basis. The holders of the Series A-1 and A-2 Convertible Preferred Stock collectively will be entitled to elect up to three directors to the Company's Board of Directors. Additionally, certain material transactions outside the ordinary course of business will require an affirmative vote of at least one of the three directors elected by the holders of the Series A-1 and A-2 Convertible Preferred Stock. The Company may redeem the Convertible Preferred Stock at any time after five years from the date of issuance through 15 years from the date of issuance, at which time the Convertible Preferred Stock is mandatorily redeemable. The warrants to purchase ICG Common Stock are immediately convertible into shares of ICG Common Stock at a conversion rate of $34.00 per share and expire in five years from the date of issuance. The affiliates of Liberty Media, Hicks Muse and Gleacher Capital purchased $500.0 million, $230.0 million and $20.0 million, respectively, in Convertible Preferred Stock and received a ratable portion of the total 10,000,000 warrants.

     Separately, on February 28, 2000, ICG Tevis, Inc., a subsidiary of the Company, agreed to purchase, subject to regulatory approvals, 1,000,000 shares of common stock of Teligent, Inc., a fixed wireless broadband communications provider ("Teligent"), from a subsidiary of Teligent in exchange for 2,996,076 shares of ICG Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion includes certain forward-looking statements and information that is based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. These forward-looking statements are affected by important factors, including, but not limited to, the ability of the Company to obtain adequate financing to fund expansion, the dependence on increased traffic on the Company's facilities, the successful implementation of the Company's strategy of offering an integrated telecommunications package of local, long distance, data and enhanced telephony and network services, the continued development of the Company's network infrastructure and actions of competitors and regulatory authorities that could cause actual results to differ materially from the forward-looking statements. The results of operations for the three months ended March 31, 1999 and 2000 represent the consolidated operating results of the Company. See the unaudited consolidated financial statements of the Company for the three months ended March 31, 2000 included elsewhere herein. The Company's consolidated financial statements reflect the operations of Network Services, Satellite Services, Zycom and NETCOM as discontinued for all periods presented. The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31. All dollar amounts are in U.S. dollars.

Company Overview

      ICG Communications, Inc. ("ICG" or the "Company") is a facilities-based communications provider and, based on revenue and customer lines in service, is one of the largest competitive communications companies in the United States. The Company primarily offers voice and data services directly to small- to medium-sized business customers and offers network facilities and data management to ISP customers. In addition, the Company offers special access and switched access services to long-distance companies and other customers.

      The Company began marketing and selling local dial-tone services in major metropolitan areas in early 1997 subsequent to passage of the Telecommunications Act, which permitted competitive interstate and intrastate telephone services including local dial tone. During the first quarter of 2000, the Company offered competitive telephone services in 31 states within the United States. In early 1998, the Company acquired NETCOM On-Line Communication Services, Inc. ("NETCOM"), which provided the Company with a Tier 1 national data network that enabled the Company to launch its business of providing network infrastructure to ISPs. By March 31, 2000, the company had 904,629 customer lines and data access ports in service, approximately 12,000 business customers and approximately 500 ISP customers.

      At March 31, 2000 the Company's Tier 1 nationwide data network included public and private peering locations, 227 POPs, 16 frame relay switches and high-performance routers connecting a backbone of 24 ATM switches and 18,000 miles of leased long-haul fiber lines. In addition, at March 31, 2000, the Company had 35 voice switches, 4,807 miles of local fiber and connections to 8,792 buildings.

      As of March 31, 2000, the Company had approximately 650,000 data access ports in service. The Company provides data access and transport services to ISPs that in many cases rely on the Company to provide network ownership and management. The Company's current product offerings to the ISP market include dial-up products such as primary rate interface ("PRI"), remote access service ("RAS") and Internet remote access service ("IRAS"), as well as broadband access services including T-1 and T-3 connections and DSL.

      As of March 31, 2000, the Company had approximately 250,000 business customer lines in service. Voice and data communication services offered to business customers include local, long distance and enhanced telephony services through its Internet protocol, circuit switch and regional fiber optic networks. In regional markets, the Company is a cost-efficient alternative to the area's incumbent local telephone company for businesses.

      The Company also provides interexchange services to long-distance carriers and other customers including "special access" services that connect end-users to long-distance carrier's facilities, connect a long-distance carrier's facilities to the local telephone company central office and connect facilities of the same or different long-distance carrier.

      During the first quarter of 2000, the Company realized significant growth as demonstrated by a 51% increase in revenue over the first quarter of 1999 and a more than doubling of the number of lines in service compared to March 31, 1999. The Company's business continues to grow as a result of increased Internet demand, new technologies and increased market share for customers traditionally served by incumbent telephone companies. The Company's year 2000 business plan calls for accelerated network expansion into 22 new major metropolitan areas. The Company will also invest in developing and delivering new products and services to add to its portfolio of offerings to each market segment.

      To better focus its efforts on its core business operations, the Company disposed of certain assets which management believed did not complement its overall business strategy. During the year ended December 31, 1999, the Company sold non-core assets and related securities for net cash proceeds of approximately $405 million, including the sale of the Company's retail ISP customer business and its Network Services and Satellite Services divisions (see note 3, "Discontinued Operations" in the unaudited consolidated financial statements of the Company for the three months ended March 31, 2000 included elsewhere herein). The Company also centralized its provisioning process with two new provisioning centers that replaced 30 regional centers and is in the process of installing new, comprehensive operating support systems ("OSS") from Telcordia for provisioning service and from Saville for customer billing.

      In conjunction with the increase in its service offerings, the Company has and will continue to need to spend significant amounts of capital on equipment, sales, marketing, customer service, engineering and support personnel prior to the generation of corresponding revenue. EBITDA losses, EBITDA (before nonrecurring and noncash charges) losses and operating and net losses have generally increased immediately preceding and during periods of relatively rapid network expansion and development of new services. The Company reported positive EBITDA (before nonrecurring and noncash charges) of $19.2 million for the quarter ended March 31, 2000. As the Company provides a greater volume of higher margin services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities, while experiencing decelerating increases in personnel and other selling, general and administrative expenses supporting its operations, any or all of which may not occur, the Company anticipates that EBITDA performance will improve.

Results of Operations

      The following table provides certain statement of operations data and certain other financial data for the Company for the periods indicated. The table also presents revenue, operating costs and expenses, operating loss, EBITDA and EBITDA (before nonrecurring and noncash charges) as a percentage of the Company's total revenue.

                                      Three months ended March 31,
                               --------------------------------------------
                                      1999                    2000
                               --------------------   ---------------------
                                   $          %            $          %
                               ---------   --------    ---------  ---------
                                               (unaudited)
Statement of Operations Data:                (in thousands)
Revenue                         104,331      100        157,224      100
Operating costs                  53,649       51         82,902       53
Selling, general and
  administrative                 42,808       41         55,089       35
Depreciation and
  amortization                   36,375       35         64,599       41
Other expense (income), net        (933)      (1)           432        -
                               ---------   --------    ---------  ---------
      Operating loss            (27,568)     (26)       (45,798)     (29)

Other Data:
Net cash used by operating
  activities                    (47,905)                 (7,234)
Net cash (used) provided
  by investing activities       133,100                (121,468)
Net cash (used) provided
  by financing activities          (456)                 66,207
EBITDA (1)                        8,807        8         18,801       12
EBITDA (before nonrecurring
  and noncash charges) (1)        7,874        8         19,233       12
Capital expenditures of
  continuing operations (2)     102,911                 213,208
Capital expenditures of
  discontinued operations (2)     2,805                       -



                           March 31,      June 30,    September 30,  December 31,     March 31,
                              1999          1999          1999           1999           2000
                         -------------  ------------- -------------  -------------  -------------
                                                     (unaudited)

Statistical Data (3):
Full time employees           2,665         2,753         3,054           2,853         2,930
Telecom services:
  Access lines in
    service (4)             418,610       494,405       584,827         730,975       904,629
  Buildings connected:
    On-net                      789           874           939             963         1,046
    Hybrid (5)                5,337         5,915         6,476           7,115         7,746
                         -------------  ------------- -------------  -------------  -------------
      Total buildings
        connected             6,126         6,789         7,415           8,078         8,792
  Operational switches:
    Circuit                      29            29            29              31            35
    ATM                           -             -             -              24            24
    Frame Relay                  17            16            16              16            16
                         -------------  ------------- -------------  -------------  -------------
      Total operational
        switches                 46            45            45              71            75
  Regional fiber route
    miles (6):
      Operational             4,351         4,406         4,449           4,596         4,807
      Under construction          -             -             -               -           368
  Regional fiber strand
    miles (7):
      Operational           155,788       164,416       167,067         174,644       177,103
      Under construction          -             -             -               -        17,813
  Long-haul broadband
    route miles                   -             -             -          18,000        18,000
  Collocations with ILECs       111           126           139             147           183


(1) EBITDA consists of earnings (loss) from continuing operations before interest, income taxes, depreciation and amortization, other expense, net and accretion and preferred dividends on preferred securities of subsidiaries, or, operating loss plus depreciation and amortization. EBITDA (before nonrecurring and noncash charges) represents EBITDA before certain nonrecurring charges such as the net loss (gain) on disposal of long-lived assets and other, net operating costs and expenses, including deferred compensation. EBITDA and EBITDA (before nonrecurring and noncash charges) are provided because they are measures commonly used in the telecommunications industry. EBITDA and EBITDA (before nonrecurring and noncash charges) are presented to enhance an understanding of the Company's operating results and are not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA and EBITDA (before nonrecurring and noncash charges) are not measurements under GAAP and are not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities of continuing operations as determined using GAAP are also presented in Other Data.

(2) Capital expenditures include assets acquired with cash, under capital leases, pursuant to IRU agreement and through the issuance of debt or warrants and excludes payments for construction of the Company's corporate headquarters of $1.7 million during the three months ended March 31, 2000 and corporate headquarters assets acquired through the issuance of long-term debt of $33.7 million during the three months ended March 31, 1999. Capital expenditures of discontinued operations includes the capital expenditures of Network Services, Satellite Services, Zycom and NETCOM combined for all periods presented.

(3) Amounts presented are for three-month periods ended, or as of the end of the period presented.

(4) Access lines in service at March 31, 2000 includes approximately 90% of lines provisioned through the Company's switch with the remainder provisioned through resale and other agreements with various local exchange carriers. Resale lines are used primarily to obtain customers. Although the Company plans to continue to migrate lines from resale to higher margin on-switch lines, there is no assurance that it will be successful in executing this strategy.

(5) Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities.

(6) Regional fiber route miles refers to the number of miles of regional fiber optic cable, including leased fiber. As of March 31, 2000, the Company had 4,807 regional fiber route miles, of which 48 regional fiber route miles were leased under operating leases. Regional fiber route miles under construction represents fiber under construction which is expected to be operational within six months.

(7) Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of March 31, 2000, the Company had 177,103 regional fiber strand miles, of which 856 regional fiber strand miles were leased under operating leases. Regional fiber strand miles under construction represents fiber under construction which is expected to be operational within six months.

Three  Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

      Revenue. Total revenue of $157.2 million for the three months ended March 31, 2000 increased $52.9 million, or 51%, from the three months ended March 31, 1999. Local services revenue increased from $67.4 million (or 65% of total revenue) for the three months ended March 31, 1999 to $102.6 million (or 65% of total revenue) for the three months ended March 31, 2000, primarily due to an increase in the local access lines at March 31, 1999 as compared to those in service at March 31, 2000. In addition, local access revenue includes revenue of approximately $30.8 million and $35.5 million for the three months ended March 31, 1999 and 2000, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of ILECs pursuant to various interconnection agreements. Certain of these agreements are subject to renegotiation over the next several months. While management believes that these agreements will be replaced by agreements offering the Company some form of compensation for ISP traffic, the renegotiated agreements may reflect rates for reciprocal compensation which are lower than the rates under the current contracts. See "Liquidity - Transport and Termination Charges." Local access revenue during the three months ended March 31, 2000 also includes approximately $4.3 million in revenue for the period from February 18, 2000 through March 31, 2000 from the MindSpring Capacity Agreement which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets. Special access revenue increased from $22.6 million (or 22% of total revenue) for the three months ended March 31, 1999 to $39.8 million (or 25% of total revenue) for the three months ended March 31, 2000. The increase in special access revenue is due to increased sales as well as $11.5 million of revenue recognized during the three months ended March 31, 2000 under the Company's fiber optic lease agreement with a major interexchange carrier. Switched access (primarily terminating long distance) and SS7 revenue increased to $10.5 million for the three months ended March 31, 2000, compared to $9.2 million for the three months ended March 31, 1999. The Company has selectively raised prices on its wholesale switched services products in order to improve margins. Revenue from long distance services decreased from $5.1 million for the three months ended March 31, 1999 to $4.3 million for the three months ended March 31, 2000. The Company's long distance revenue for the three months ended March 31, 2000 was impacted by planned attrition of resale access lines which had high long distance service penetration rates.

      Operating costs. Total operating costs increased $29.3 million, or 55%, from $53.6 million for the three months ended March 31, 1999 to $82.9 million for the three months ended March 31, 2000. Operating costs increased as a percentage of revenue from 51% for the three months ended March 31, 1999 to 53% for the three months ended March 31, 2000. Operating costs consist of payments to ILECs for the use of network facilities to support local, special and switched access services, network operating costs, right of way fees and other costs. The increase in operating costs in absolute dollars and as a percentage of revenue is attributable to the increase in volume of local and special access services, the increase in network operating costs which include engineering and operations personnel dedicated to the provision of local exchange services, the expansion of ICG service offerings into cities where network capacity and switch facility access is being leased from ILECs and the recognition of approximately $9.4 million of operating expenses for the period from February 18, 2000 through March 31, 2000 from the MindSpring Capacity Agreement which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets. The Company expects the ratio of operating costs to revenue will improve as the Company provides a greater volume of higher margin services, principally RAS and local exchange services, carries more traffic on its own facilities rather than the ILEC facilities and obtains the right to use unbundled ILEC facilities on satisfactory terms, any or all of which may not occur.

      Selling, general and administrative expenses. Total selling, general and administrative ("SG&A") expenses increased $12.3 million, or 29%, from $42.8 million for the three months ended March 31, 1999 to $55.1 million for the three months ended March 31, 2000. Total SG&A expenses decreased as a percentage of revenue from 41% for the three months ended March 31, 1999 to 35% for the three months ended March 31, 2000. SG&A expenses related to the Company's communication services ("Telecom Services") increased from $38.4 million, or 37% of revenue, for the three months ended March 31, 1999 to $49.2 million, or 31% of revenue, for the three months ended March 31, 2000. The increase in absolute dollars is principally due to an increase in average staff levels resulting in increased salary and benefits expense as well as the recognition of approximately $1.0 million of SG&A expenses for the period from February 18, 2000 through March 31, 2000 from the MindSpring Capacity Agreement which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets. As the Company benefits from the revenue generated by newly developed services requiring substantial administrative and marketing expense prior to initial service offerings, principally local exchange services, SG&A expenses have been declining as a percentage of revenue. From time to time, the Company will experience increases in SG&A expenses as the Company prepares for offerings of newly developed services, such as RAS. Corporate Services SG&A expenses increased $1.5 million, from $4.4 million for the three months ended March 31, 1999 to $5.9 million for the three months ended March 31, 2000, primarily due to increased salary costs.

      Depreciation and amortization. Depreciation and amortization increased $28.2 million, or 78%, for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, primarily due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services as well as a reduction in the overall weighted-average useful life of depreciable assets in service. The Company expects that depreciation and amortization will continue to increase as the Company continues to invest in the expansion and upgrade of its regional fiber and nationwide data networks.

      Interest expense. Interest expense increased $15.2 million, from $47.4 million for the three months ended March 31, 1999, to $62.6 million for the three months ended March 31, 2000, which includes $53.9 million of noncash interest. The Company's interest expense increased and will continue to increase, because the principal amount of its indebtedness increases until the Company's fixed rate senior indebtedness begins to pay interest in cash, beginning in 2001. Additionally, interest expense increased due to the increase in long-term debt associated with the senior secured financing facility (the "Senior Facility") completed in August 1999.

      Interest income. Interest income decreased $0.8 million, from $4.1 million for the three months ended March 31, 1999, to $3.3 million for the three months ended March 31, 2000. The decrease is attributable to the decrease in cash, cash equivalents and short-term investments as the Company funds operating losses and continues to invest available cash balances in telecommunications equipment and other assets.

      Other (expense) income, net, including unrealized gain on marketable trading securities in 1999 and realized gain on sale of available for sale securities in 2000. Other (expense) income, net fluctuated from a loss of $0.5 million for the three months ended March 31, 1999 to income of $0.2 million for the three months ended March 31, 2000. For the three months ended March 31, 1999, other (expense) income, net primarily includes litigation settlement costs, offset by an unrealized gain on the common stock of MindSpring which the Company received as partial consideration for the sale of the retail ISP operations of NETCOM. For the three months ended March 31, 2000, other (expense) income primarily consists of a realized gain on the sale of a portion of the NorthPoint common stock partially offset by other nonoperating expenses.

      Accretion and preferred dividends on preferred securities of subsidiaries. Accretion and preferred dividends on preferred securities of subsidiaries increased $1.8 million, from $14.8 million for the three months ended March 31, 1999 to $16.6 million for the three months ended March 31, 2000. The increase is due primarily to the periodic payment of dividends on the 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 (the "14% Preferred Stock") and the 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2007 (the "14 1/4% Preferred Stock") in additional shares of 14% Preferred Stock and 14 1/4% of Preferred Stock. Accretion and preferred dividends on preferred securities of subsidiaries recorded during the three months ended March 31, 2000 consists of the accretion of issuance costs $0.3 million and the accrual of the preferred securities dividends $16.3 million associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "6 3/4% Preferred Securities"), the 14% Preferred Stock and the 14 1/4% Preferred Stock.

      Loss from continuing operations. Loss from continuing operations increased $35.4 million, or 41%, from $86.2 million for the three months ended March 31, 1999 to $121.6 million for the three months ended March 31, 2000 due primarily to the increases in depreciation and amortization and interest expense, partially offset by an increase in operating margin, as noted above.

      Loss from discontinued operations. For the three months ended March 31, 1999, loss from discontinued operations was $0.1 million and consists of the combined net loss of Network Services, Satellite Services, Zycom and NETCOM for the three-month period. Zycom terminated its normal operations on October 22, 1998 and, accordingly, the Company reported no loss from discontinued operations of Zycom for the three months ended March 31, 1999 or 2000. Since the Company reported a gain on the disposition of NETCOM, the Company deferred the net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales and, accordingly, the Company reported no loss from discontinued operations of NETCOM for the three months ended March 31, 1999.

      Extraordinary (loss) gain on sales of operations of NETCOM. The Company reported an extraordinary gain on the sales of the operations of NETCOM during the three months ended March 31, 1999 of $193.0 million, net of income taxes of $6.4 million. The gain and related income taxes were adjusted during the nine months ended December 31, 1999 to reflect actual results. Offsetting the gain on the sales during the three months ended March 31, 1999 is approximately $16.6 million of net losses of operations of NETCOM from November 3, 1998 through the dates of the sales. Additionally, $35.5 million of the proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM to MindSpring were deferred. The deferred proceeds were recognized on a periodic basis over the term of the MindSpring Capacity Agreement.

Liquidity and Capital Resources

      The Company's growth to date has been funded through a combination of equity, debt and lease financing and non-core asset sales. The Company has also incurred losses from continuing operations since inception and, as of March 31, 2000, had a working capital deficit of $124.0 million. As of March 31, 2000, the Company had approximately $71.8 million of cash and short term investments and approximately $25.0 million of credit available under the Senior Facility.

      The Company has entered into several financing agreements subsequent to and during the three months ended March 31, 2000 to provide additional capital to support the Company's operating losses and planned capital expansion, including:

          i) On April 10, 2000 the Company completed the sale of 75,000 shares of 8% Series A-1, A-2 and A-3 Convertible Preferred Stock and warrants (see note 11, "Events Subsequent to March 31, 2000" in the unaudited consolidated financial statements of the Company for the three months ended March 31, 2000 included elsewhere herein) to affiliates of Liberty Media Corporation, Hicks, Muse, Tate & Furst Incorporated and Gleacher Capital Partners. The transaction resulted in proceeds to the Company of $750.0 million (before cash expenses and fees of approximately $36.0 million).

          ii) During the three months ended March 31, 2000, the Company signed letters of intent with two major vendors, Cisco Systems, Inc. and Lucent Technologies, Inc., to provide financing for the acquisition of equipment. The proposed Cisco credit facility will provide the Company with up to $180.0 million of capital lease financing and is expected to close in the second quarter of 2000. Given the closing of the equity transaction described in (i) above, the Company has postponed finalizing the arrangements with Lucent.

      Management believes that with the completion of the preferred stock transaction noted above, additional financing including bank financing, vendor financing, or the issuance of high yield debt will be available to fund operations and achieve the Company's targeted future growth through early 2001. While the Company believes that it could obtain requisite additional financing, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

Net Cash Used By Operating Activities

      The Company's operating activities used $47.9 million and $7.2 million for the three months ended March 31, 1999 and 2000, respectively. Net cash used by operating activities is primarily due to losses from continuing operations, decreases in accounts payable and accrued liabilities and changes in accounts receivable balances which are partially offset by changes in working capital items and noncash expenses, such as depreciation and amortization, deferred interest expense and accretion and preferred dividends on subsidiary preferred securities.

Net Cash (Used) Provided By Investing Activities

      Investing activities provided $133.1 million and used $121.5 million in the three months ended March 31, 1999 and 2000, respectively. Net cash (used) provided by investing activities includes cash expended for the acquisition of property, equipment and other assets of $99.2 million and $141.3 million for the three months ended March 31, 1999 and 2000, respectively. For the three months ended March 31, 2000, net cash (used) provided by investing activities included proceeds from the sale of short-term investments available for sale. Included in net cash (used) provided by investing activities for the three months ended March 31, 1999 is the purchase of long-term investments of $27.5 million, offset by proceeds from the sales of the operations of NETCOM of $252.9 million. The Company will continue to use cash in 2000 and subsequent periods for the construction of new networks, the expansion of existing networks and, potentially, for acquisitions. The Company acquired assets under capital leases of $14.4 million during the three months ended March 31, 2000.

Net Cash (Used) Provided  By Financing Activities

      Financing activities used $0.5 million and provided $66.2 million in the three months ended March 31, 1999 and 2000, respectively. Net cash (used) provided by financing activities for the three months ended March 31, 1999 and 2000 include proceeds from the issuance of common stock in conjunction with the exercise of options and warrants and the Company's employee stock purchase plan, offset by principal payments on long-term debt and capital leases and payments of preferred dividends on preferred securities of subsidiaries. Net cash provided by financing activities for the three months ended March 31, 2000 also includes $95.0 million in proceeds from the issuance of long-term debt partially offset by $35.2 million of payments made on the IRU agreement.

      On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (the "Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. As of March 31, 2000, $174.4 million was outstanding under the loans at weighted average interest rates ranging from 9.26% to 9.65% for the three months ended March 31, 2000. Quarterly repayments on the debt commence at various dates beginning September 30, 1999 with remaining outstanding balances maturing on June 30, 2005 for the $100.0 million term loan and the $25.0 million line of credit and March 31, 2006 for the $75.0 million term loan.

      As of March 31, 2000, the Company had an aggregate accreted value of approximately $1.8 billion outstanding under the 13 1/2% Senior Discount Notes due 2005 (the "13 1/2 % Notes"), the 12 1/2% Senior Discount Notes due 2006 (the "12 1/2 % Notes"), the 11 5/8% Senior Discount Notes due 2007 (the "11 5/8 % Notes"), the 10% Notes and the 9 7/8% Notes. The 13 1/2% Notes require payments of interest to be made in cash commencing March 15, 2001 and mature on September 15, 2005. The 12 1/2% Notes require payments of interest to be made in cash commencing November 1, 2001 and mature on May 1, 2006. The 11 5/8% Notes require payments of interest to be made in cash commencing September 15, 2002 and mature on March 15, 2007. The 10% Notes require payments of interest in cash commencing August 15, 2003 and mature on February 15, 2008. The 9 7/8% Notes require payments of interest in cash commencing November 1, 2003 and mature on May 1, 2008. With respect to fixed rate senior indebtedness outstanding on March 31, 2000, the Company has cash interest payment obligations of approximately $113.3 million in 2001, $158.0 million in 2002, $212.6 million in 2003 and $257.2 million in 2004.

      As of March 31, 2000, an aggregate amount of $533.7 million was outstanding under the 6 3/4% Preferred Securities, the 14% Preferred Stock and the 14 1/4% Preferred Stock. The 6 3/4% Preferred Securities require payments of dividends to be made in cash through November 15, 2000. In addition, the 14% Preferred Stock and 14 1/4% Preferred Stock require payments of dividends to be made in cash commencing June 15, 2002 and August 1, 2001, respectively. With respect to preferred securities currently outstanding, the Company has cash dividend obligations of approximately $6.7 million remaining in 2000 for which the Company has restricted cash balances available for such dividend payments, $10.7 million in 2001 and $35.4 million in 2002 and each year thereafter through 2007.

Capital Expenditures

      The Company's capital expenditures of continuing operations (excluding the acquisition of corporate headquarters assets acquired through the issuance of long-term debt of $33.7 million during the three months ended March 31, 1999 and payments for construction of the Company's corporate headquarters of $1.7 million during the three months ended March 31, 2000 and including assets acquired with cash, under capital leases and pursuant to IRU agreement) were $102.9 million and $213.2 million for the three months ended March 31, 1999 and 2000, respectively. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services will require capital expenditures of approximately $800.0 million during the remainder of 2000. In the event that the Company's efforts to acquire new customers and deploy new services are more successful then planned, the Company may be required to expand capital resources earlier in the year than expected to accommodate customer demands.

      During the first quarter of 2000, the Company entered into a letter of intent with Cisco Systems, Inc. The Company believes that this financing agreement will better enable the Company to fund its scheduled network expansion through the purchase of Cisco equipment. The Cisco credit facility provides for up to $180.0 million of capital lease financing with a three-year repayment term. The Company anticipates that the Cisco transaction will close during the second quarter of 2000. There is no assurance, however, that this transaction will close during that time period, or at all.

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

Other Cash Commitments and Capital Requirements

      The Company's operations have required and will continue to require significant capital expenditures for development, construction, expansion and acquisition of telecommunications assets. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flows. In addition to the Company's planned capital expenditures, it has other cash commitments as described in the footnotes to the Company's unaudited consolidated financial statements for the three months ended March 31, 2000 included elsewhere herein.

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

Transport and Termination Charges

      The Company has recorded revenue of approximately $30.8 million and $35.5 million for the three months ended March 31, 1999 and 2000, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of incumbent local exchange carriers ("ILECs") pursuant to various interconnection agreements. During the period, some of the ILECs have not paid all of the bills they have received from the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and not subject to payment of transport and termination charges under state and federal laws and public policies. In addition, some ILECs, while paying a portion of reciprocal compensation due to ICG for ISP-bound traffic, have disputed other portions of the charges.

      The resolution of these disputes have been, and will continue to be, based on rulings by state public utility commissions and/or by the Federal Communications Commission ("FCC"), or through negotiations between the parties. The Company has aggressively participated in state and federal regulatory and judicial proceedings that address the obligation of the ILECs to pay the Company reciprocal compensation for ISP-bound traffic under the Company's interconnection agreements. Subsequent to the issuance of favorable state regulatory rulings by the Colorado, Ohio and California state commissions, the Company has received payments from US West, Pacific Bell and GTE-California for amounts owed for reciprocal compensation totaling $52.4 million through March 31, 2000.

      Additionally, through March 31, 2000, Southwestern Bell Telephone Company ("SWBT") has remitted payment to the Company of $5.4 million for reciprocal compensation owed to the Company for traffic from SWBT customers in Texas to ISPs served by the Company. On December 29, 1999, SWBT initiated commercial arbitration to determine whether the terms of the Company's current interconnection agreement with SWBT require that the rates that the Company has been billing SWBT for reciprocal compensation be reduced to rates established by the Texas PUC in a 1998 consolidated arbitration with SWBT involving AT&T Corporation, MCI Communications Corporation and other parties. Due to subsequent procedural developments, this issue will be decided by the Texas PUC, rather than in commercial arbitration; the Texas PUC proceeding is pending.

      On September 16, 1999, the CPUC rendered a decision against MFS/Worldcom, a CLEC ("MFS"), in an arbitration between Pacific Bell and MFS. The California PUC ruled that MFS should not be permitted to charge reciprocal compensation rates for the tandem switching and common transport rate elements. Although the California PUC's ruling did not involve the Company, the Company made a decision effective for the three months beginning on September 30, 1999 and thereafter to suspend the revenue recognition for the tandem switching and common transport rate elements for services provided in California and in all other states where the Company operates and such rate elements are included in the Company's interconnection agreement with the ILEC. Additionally, the Company recorded a provision of $45.2 million during the three months September 30, 1999 for accounts receivable related to these elements recognized in periods through June 30, 1999, which the Company believes may be uncollectible. The Company ceased recording revenue for the tandem and transport elements of local reciprocal compensation until the cash is received effective June 30, 1999. The Company continues to bill Pacific Bell for the tandem switching and common transport rate elements, and will pursue collection of its accounts receivable, despite any provision. On February 4, 2000, the California PUC initiated a new proceeding to examine, on a prospective basis, compensation for ISP-bound traffic, including the tandem and transport rate elements issue.

      On February 25, 1999, the FCC issued a decision that ISP-bound traffic is largely jurisdictionally interstate traffic. The decision relies on the long-standing federal policy that ISP traffic, although jurisdictionally interstate, is treated as though it is local traffic for pricing purposes. The decision also emphasizes that because there currently are no federal rules governing intercarrier compensation for ISP traffic, the determination as to whether such traffic is subject to reciprocal compensation under the terms of interconnection agreements is properly made by the state commissions and that carriers are bound by their interconnection agreements and state commission decisions regarding the payment of reciprocal compensation for ISP traffic. The FCC has initiated a rulemaking proceeding regarding the adoption of prospective federal rules for intercarrier compensation for ISP traffic. In its notice of rulemaking, the FCC expresses its preference that compensation rates for this traffic continue to be set by negotiations between carriers, with disputes resolved by arbitrations conducted by state commissions, pursuant to the Telecommunications Act. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded the FCC's February 25, 1999 decision. The Company does not believe that the Circuit Court's decision will adversely affect favorable state regulatory and judicial decisions awarding reciprocal compensation for ISP traffic. The decision does, however, create some uncertainty with respect to the timing of future regulatory decisions, and there can be no assurance that future FCC or state commission rulings will be favorable to the Company.

      The Company has also recorded revenue of approximately $5.2 million and $5.5 million for the three months ended March 31, 1999 and 2000, respectively, related to other transport and termination charges to the ILECs, pursuant to the Company's interconnection agreements with these ILECs. Included in the Company's net trade receivables at March 31, 2000 are approximately $55.0 million, for all receivables related to reciprocal compensation and other transport and termination charges.

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

      Subsequent to completion of the arbitration proceedings with BellSouth, the Company signed a three-year agreement with BellSouth that, among other issues, addresses the payment of reciprocal compensation for Internet traffic. BellSouth agreed to pay past monies due to the Company for local reciprocal compensation for the period beginning when ISP traffic was first received by the Company from BellSouth and ending December 31, 1999, and the parties also agreed to the payment of reciprocal compensation for Internet and voice traffic for the period from January 1, 2000 through December 31, 2002 at per-minute rates that gradually reduce over the three year period. The agreement is applicable to all nine states in the BellSouth operating territory.

      While the Company intends to pursue the collection of all receivables related to transport and termination charges and believes that future revenue from transport and termination charges recognized under the Company's interconnection agreements will be realized, there can be no assurance that future regulatory and judicial rulings will be favorable to the Company, or that different pricing plans for transport and termination charges between carriers will not be adopted when the Company's interconnection agreements continue to be renegotiated or arbitrated, or as a result of FCC or state commission proceedings on future compensation methods. In fact, the Company believes that different pricing plans will continue to be considered and adopted, and although the Company expects that revenue from transport and termination charges likely will decrease as a percentage of total revenue from local services in subsequent periods, the Company's local termination services still will be required by the ILECs and must be provided under the Telecommunications Act, and likely will result in increasing volume in minutes due to the growth of the Internet and related services markets. The Company expects to negotiate and/or arbitrate reasonable compensation and collection terms for local termination services, although there is no assurance that such compensation will remain consistent with current levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale and generally have maturities of one year or less. The Company's short-term investment objectives are safety, liquidity and yield, in that order. As of March 31, 2000, the Company had approximately $61.2 million in cash, cash equivalents, and short-term investments available for sale (excluding the $10.6 million available for sale investment in NorthPoint common stock as discussed below) at a weighted average fixed interest rate of 5.61% for the three months ended March 31, 2000. A hypothetical 10% fluctuation in market rates of interest would not cause a material change in the fair value of the Company's investment in marketable securities at March 31, 2000 and, accordingly, would not cause a material impact on the Company's financial position, results of operations or cash flows.

      At March 31, 2000, the Company's indebtedness included $1.8 billion under the 13 1/2% Notes, 12 1/2% Notes, 11 5/8% Notes, 10% Notes and 9 7/8% Notes and $533.7 million under the 14 1/4% Preferred Stock, 14% Preferred Stock and 6 3/4% Preferred Securities. These instruments contain fixed annual interest and dividend rates. Accordingly, any change in market interest rates would have no impact on the Company's financial position, results of operations or cash flows. Future increases in interest rates could increase the cost of any new borrowings by the Company. The Company does not hedge against future changes in market rates of interest.

      On August 12, 1999, the Company entered into the Senior Facility, consisting of two term loans and a revolving line of credit. All components of the Senior Facility bear variable annual rates of interest, based on the change in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate. Consequently, additional borrowings under the Senior Facility and increases in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate will increase the Company's indebtedness and may increase the Company's interest expense in future periods. Additionally, under the terms of the Senior Facility, the Company is required to hedge the interest rate risk on $100.0 million of the Senior Facility if LIBOR exceeds 9.0% for 15 consecutive days. As of March 31, 2000, the Company had $174.4 million outstanding under the Senior Facility. A hypothetical change in annual interest rate of 1% per annum would result in a change in interest expense of approximately $0.4 million for the three months ended March 31, 2000.

Equity Price Risk

      On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of NorthPoint Preferred Stock which was converted into 555,555 shares of Class B Common Stock of NorthPoint (the "NorthPoint Class B Shares") on May 5, 1999. The NorthPoint Class B Shares were converted on March 30, 2000 on a one-for-one basis into a voting class of common stock of NorthPoint. On March 30 and 31, 2000, the Company sold 95,555 of the NorthPoint common shares for proceeds of approximately $2.2 million. The remaining investment is stated at fair market value and is included in short-term investments available for sale at March 31, 2000. Accordingly, the Company will be subject to the effects of fluctuations in the fair value of the common stock of NorthPoint until such time as the Company liquidates its investment in NorthPoint. Although changes in the fair market value of the common stock of NorthPoint may affect the fair market value of the Company's investment in NorthPoint and cause unrealized gains or losses, such gains or losses will not be realized until the securities are sold.

      The Company also has investments in International ThinkLink Corporation, Cyras Systems, Inc., and Centennial Strategic Partners VI, L.P. totaling $2.4 million at March 31, 2000. Changes in the fair market value of these investments would not cause a material impact on the Company's financial position, results of operations or cash flows.

Market Price Risk

      The fair value of the Company's Senior Discount Notes outstanding was $1,567.1 million as of March 31, 2000 compared to the carrying value of $1,845.1 million. A hypothetical 10% fluctuation in market rates of interest would not cause a material change in the fair value of the Company's Senior Discount Notes at March 31, 2000.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          See Note 6 (e) to the Company's unaudited consolidated financial statements for the three months ended March 31, 2000 contained elsewhere in this Quarterly Report.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (A)   Exhibits.

              (10) Material Contracts.

                   10.1 Employment Agreement dated as of December 22, 1999 by and between ICG Communications, Inc. and William
                         S. Beans, Jr.

                   10.2  Employment Agreement dated as of March 23, 2000  by and
                         between  ICG   Communications,  Inc.  and  W.   Terrell
                         Wingfield, Jr.

                   10.3 Deferred Compensation Agreement dated as of March 31, 2000 by and between ICG Communications, Inc. and J. Shelby Bryan.

                   10.4 Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A-1 Convertible Preferred Stock Due 2015, 8% Series A-2 Convertible Preferred Stock Due 2015 and 8% Series A-3 Convertible Preferred Stock Due 2015, and Qualifications, Limitations and Restrictions Thereof, Filed on April 7, 2000 with the Delaware Secretary of State.

                   10.5 Registration Rights Agreement dated as of April 7, 2000, by and between ICG Communications, Inc. and Liberty Media Corporation, HMTF Bridge ICG, LLC, HM4 ICG Qualified Fund, LLC, HM4 ICG Private Fund, LLC, HM PG-IV ICG, LLC, HM 4-SBS ICG Coinvestors, LLC, HM 4-EQ ICG Coinvestors, LLC and Gleacher/ICG Investors LLC.

                   10.6 Amendment to the Preferred Stock and Warrant Purchase Agreement dated as of April 10, 2000 between ICG Communications, Inc. and Liberty Media Corporation, HMTF Bridge ICG, LLC, HM4 ICG Qualified Fund, LLC, HM4 ICG Private Fund, LLC, HM PG-IV ICG, LLC, HM 4-SBS ICG Coinvestors, LLC, HM 4-EQ ICG Coinvestors, LLC and Gleacher/ICG Investors LLC.

                   10.7 Form of Common Stock Warrant Agreement dated April 10, 2000.

                   10.8 Amendment to Employment Agreement dated as of April 13, 2000 by and between ICG Communications, Inc. and William S. Beans, Jr.

              (27) Financial Data Schedule.

                   27.1: Financial Data Schedule of ICG Communications, Inc. for
                         the  Three  Months Ended March 31, 2000.

       (B) Reports on Form 8-K. The following reports on Form 8-K were filed by the registrants during the three months ended March 31, 2000:

                   ICG Communications, Inc.
                   ICG Holdings (Canada) Co.
                   ICG Holdings, Inc.

              (i)  Current Report on Form 8-K dated March 7, 2000, regarding the
                   announcement  of   earnings  information   and   results   of
                   operations for the quarter and year ended December 31, 1999.

              (ii) Current Report on Form 8-K dated March 8, 2000, regarding the announcement of ICG's definitive preferred stock and warrant purchase agreement with HMTF Bridge ICG, LLC, Liberty Media Corporation, and Gleacher/ICG Investors LLC.

                                INDEX TO EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                INDEX TO EXHIBITS


10.1 Employment Agreement dated as of December 22, 1999 by and between ICG Communications, Inc. and William S. Beans, Jr.

10.2 Employment Agreement dated as of March 23, 2000 by and between ICG Communications, Inc. and W. Terrell Wingfield, Jr.

10.3 Deferred Compensation Agreement dated as of March 31, 2000 by and between ICG Communications, Inc. and J. Shelby Bryan.

10.4 Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A-1
         Convertible Preferred Stock Due 2015, 8% Series A-2 Convertible Preferred Stock Due 2015 and 8% Series A-3 Convertible Preferred Stock Due 2015, and Qualifications, Limitations and Restrictions Thereof, Filed on April 7, 2000 with the Delaware Secretary of State.

10.5 Registration Rights Agreement dated as of April 7, 2000, by and between ICG Communications, Inc. and Liberty Media Corporation, HMTF Bridge ICG, LLC, HM4 ICG Qualified Fund, LLC, HM4 ICG Private Fund, LLC, HM PG-IV ICG, LLC, HM 4-SBS ICG Coinvestors, LLC, HM 4-EQ ICG Coinvestors, LLC and Gleacher/ICG Investors LLC.

10.6 Amendment to the Preferred Stock and Warrant Purchase Agreement dated as of April 10, 2000 between ICG Communications, Inc. and Liberty Media Corporation, HMTF Bridge ICG, LLC, HM4 ICG Qualified Fund, LLC, HM4 ICG Private Fund, LLC, HM PG-IV ICG, LLC, HM 4-SBS ICG Coinvestors, LLC, HM 4-EQ ICG Coinvestors, LLC and Gleacher/ICG Investors LLC.

10.7     Form of Common Stock Warrant Agreement dated April 10, 2000.

10.8 Amendment to Employment Agreement dated as of April 13, 2000 by and between ICG Communications, Inc. and William S. Beans, Jr.

27.1: Financial Data Schedule of ICG Communications, Inc. for the Three Months Ended March 31, 2000.

                                  EXHIBIT 10.1

        Employment Agreement dated as of December 22, 1999 by and between ICG Communications, Inc. and William S. Beans, Jr.

                                  EXHIBIT 10.2

         Employment Agreement dated as of March 23, 2000 by and between ICG Communications, Inc. and W. Terrell Wingfield, Jr.

                                  EXHIBIT 10.3

        Deferred Compensation Agreement dated as of March 31, 2000 by and between ICG Communications, Inc. and J. Shelby Bryan.

                                  EXHIBIT 10.4

            Certificate of Designation of the Powers, Preferences and
        Relative, Participating, Optional and Other Special Rights of 8%
         Series A-1 Convertible Preferred Stock Due 2015, 8% Series A-2
             Convertible Preferred Stock Due 2015 and 8% Series A-3
            Convertible Preferred Stock Due 2015, and Qualifications,
        Limitations and Restrictions Thereof, Filed on April 7, 2000 with the Delaware Secretary of State.

                                  EXHIBIT 10.5

         Registration Rights Agreement dated as of April 7, 2000, by and between ICG Communications, Inc. and Liberty Media Corporation,
           HMTF Bridge ICG, LLC, HM4 ICG Qualified Fund, LLC, HM4 ICG
         Private Fund, LLC, HM PG-IV ICG, LLC, HM 4-SBS ICG Coinvestors,
        LLC, HM 4-EQ ICG Coinvestors, LLC and Gleacher/ICG Investors LLC.

                                  EXHIBIT 10.6

         Amendment to the Preferred Stock and Warrant Purchase Agreement
         dated as of April 10, 2000 between ICG Communications, Inc. and
            Liberty Media Corporation, HMTF Bridge ICG, LLC, HM4 ICG
          Qualified Fund, LLC, HM4 ICG Private Fund, LLC, HM PG-IV ICG,
        LLC, HM 4-SBS ICG Coinvestors, LLC, HM 4-EQ ICG Coinvestors, LLC
                         and Gleacher/ICG Investors LLC.

                                  EXHIBIT 10.7

          Form of Common Stock Warrant Agreement dated April 10, 2000.

                                  EXHIBIT 10.8

         Amendment to Employment Agreement dated as of April 13, 2000 by and between ICG Communications, Inc. and William S. Beans, Jr.

                                  EXHIBIT 27.1

        Financial Data Schedule of ICG Communications, Inc. for the Three
                          Months Ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2000.


                                     ICG COMMUNICATIONS, INC.





Date:  May 11, 2000                  By: /s/ Harry R. Herbst
                                         --------------------------------
                                         Harry R. Herbst, Executive Vice
                                         President, Chief  Financial Officer and
                                         Director (Principal Financial Officer)




Date:  May 11, 2000                  By: /s/ John V. Colgan
                                         --------------------------------
                                         John V. Colgan, Senior Vice
                                         President of Finance  and Controller
                                         (Principal Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2000.


                                     ICG HOLDINGS (CANADA) CO.





Date:  May 11, 2000                  By: /s/ Harry R. Herbst
                                        --------------------------------
                                        Harry R. Herbst, Executive Vice
                                        President, Chief Financial Officer and
                                        Director (Principal Financial Officer)





Date:  May 11, 2000                  By: /s/ John V. Colgan
                                        --------------------------------
                                        John V. Colgan, Senior Vice
                                        President of Finance and Controller
                                        (Principal Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2000.

                                     ICG HOLDINGS, INC.





Date:  May 11, 2000                  By:  /s/ Harry R. Herbst
                                         --------------------------------
                                         Harry R. Herbst, Executive Vice
                                         President, Chief Financial Officer and
                                         Director (Principal Financial Officer)






Date:  May 11, 2000                   By: /s/ John V. Colgan
                                         --------------------------------
                                         John V. Colgan, Senior Vice
                                         President of Finance and Controller
                                         (Principal Accounting Officer)