Form 10-Q/A
period 2000-06-30
ICG COMMUNICATIONS INC /DE/
filed 2000-08-17
CIK 1013240

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

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

             Six Months Ended June 30, 1999 and 2000 (unaudited)


                                                                 Six months ended
                                                                        June 30,

                                                                --------------------
                                                                   1999       2000
                                                                ---------  ---------
                                                                  (in thousands)
Cash flows from operating activities:
  Net loss                                                    $(25,698)     (244,461)
  Net (income) loss from discontinued operations                 8,762          (736)
  Extraordinary gain on sales of discontinued operations      (193,029)            -
  Adjustments to reconcile net loss to net cash used by
    operating activities:
   Recognition of deferred gain                                (10,498)       (6,239)
   Accretion and preferred dividends on preferred securities
    of subsidiaries                                             30,045        33,773
   Depreciation and amortization                                81,058       137,491
   Provision for impairment of long-lived assets                29,300             -
   Deferred compensation                                           431           862
   Net loss (gain) on disposal of long-lived assets               (966)          545
   Gain on sale of securities                                     (439)         (634)
   Provision for uncollectible accounts                          8,103         2,813
   Interest expense deferred and included in long-term debt,
    net of amounts capitalized on assets under construction     87,765       102,531
   Interest expense deferred and included in capital lease
    obligations                                                  2,672         2,554
   Amortization of deferred financing costs included in
    interest expense                                             2,283         2,627
   Contribution to 401(k) plan through issuance of common
    stock                                                        2,077         3,237
   Other noncash expenses                                            -           301
   Change in operating assets and liabilities, excluding the
    effects of dispositions and noncash transactions:
      Receivables                                              (60,100)      (38,813)
      Prepaid expenses, deposits and inventory                   3,243          (775)
      Accounts payable and accrued liabilities                  (9,690)      (23,152)
      Deferred revenue                                          34,090       131,155
                                                              ---------     ---------
        Net cash provided (used) by operating activities       (10,591)      103,079
                                                              ---------     ---------
Cash flows from investing activities:

  Acquisition  of  property,  equipment  and  other
    assets                                                    (229,747)     (347,315)
  Payments  for  construction  of  corporate  headquarters           -        (5,492)
  Change in accounts payable for purchase of long-term
    assets                                                     (11,405)      (43,484)
  Proceeds from sales of operations of NETCOM, net of
    cash included in sale                                      252,881             -
  Proceeds from disposition of property, equipment and
    other assets                                                 4,302             -
  Proceeds from sales of short-term investments available
    for sale                                                    21,354         8,621
  Proceeds from sale of marketable securities, net of
    realized gain                                               30,439        10,634
  Decrease in restricted cash                                    3,540         2,728
  Purchase of investments                                      (27,686)       (1,150)
  Purchase of minority interest in subsidiary                   (4,189)            -
                                                              -----------   -----------
    Net cash provided (used) by investing activities            39,489      (375,458)
                                                              -----------   -----------
                                                                           (Continued)


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