Form 10-Q
period 2000-09-30
ICG COMMUNICATIONS INC /DE/
filed 2000-11-20
CIK 1013240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2000

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

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No __

     The number of registrants' outstanding common shares as of November 17, 2000 were 52,045,443, 31,931,588 and 1,918, respectively. ICG Canadian
Acquisition, Inc., a wholly owned subsidiary of ICG Communications, Inc., owns all of the issued and outstanding common shares of ICG Holdings (Canada) Co. ICG Holdings (Canada) Co. owns all of the issued and outstanding shares of ICG Holdings, Inc.

                                TABLE OF CONTENTS




PART I ....................................................................... 3
      ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ................... 3
               Consolidated Balance Sheets as of December 31, 1999 and
                September 30, 2000 (unaudited)................................ 3
               Consolidated Statements of Operations for the Three and Nine
                Months Ended September 30, 1999 and 2000 (unaudited).......... 5
               Consolidated Statement of Stockholders' Deficit for the Nine
                Months Ended September 30, 2000 (unaudited)................... 7
               Consolidated Statements of Cash Flows for the Nine Months Ended
                September 30, 1999 and 2000 (unaudited)....................... 8
               Notes to Consolidated Financial Statements(unaudited)..........10
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS .....................................20
      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....36

PART II ......................................................................37
      ITEM 1.  LEGAL PROCEEDINGS .............................................37
      ITEM 2.  CHANGES IN SECURITIES .........................................37
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...............................37
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS .........37
      ITEM 5.  OTHER INFORMATION .............................................37
      ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K .............................. 38
               Exhibits ......................................................38
               Reports on Form 8-K ...........................................38

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)

                                                  December 31,     September 30,
                                                      1999             2000
                                                ---------------   --------------
                                                          (in thousands)

Assets

Current assets:
   Cash and cash equivalents                       $ 103,288            216,714

   Short-term investments available for sale          22,219             17,536

   Receivables:
     Trade, net of allowance of $78.7 million
      and $73.7 million at December 31, 1999
      and September 30, 2000, respectively
      (notes 4 and 9)                                167,273            190,349
     Other                                             1,458              3,291
                                                ---------------   --------------
       Total net receivables                         168,731            193,640

   Prepaid expenses, deposits and inventory           11,388             19,839
                                                ---------------   --------------

       Total current assets                          305,626            447,729
                                                ---------------   --------------

Property and equipment                             1,805,378          2,650,813

  Less accumulated depreciation                     (279,698)          (457,363)
                                                ---------------   --------------
    Net property and equipment (note 5)            1,525,680          2,193,450
                                                ---------------   --------------

Restricted cash                                       12,537              7,721
Investments                                           28,939             15,652
Other assets, net of accumulated amortization:
  Goodwill                                            95,187             73,099
  Deferred financing costs                            35,884             32,252
  Other, net                                          16,768             20,024
                                                ---------------   --------------
                                                     147,839            125,375
                                                ---------------   --------------

   Total Assets (notes 1 and 3)                   $2,020,621          2,789,927
                                                ===============   ==============
                                                                   (continued)

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                     December 31,  September 30,
                                                         1999          2000
                                                     ------------   ------------
                                                           (in thousands)

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                    $  112,291        108,465
  Payable pursuant to IRU agreement                      135,322         53,826
  Accrued liabilities (note 6)                            85,709        206,611
  Deferred revenue (note 9)                               25,175        172,843
  Deferred gain on sale                                    5,475              -
  Current portion of capital lease obligations             8,090         55,761
  Current portion of long-term debt (note 7)                 796            796
  Current liabilities of discontinued operations             529            198
                                                      ------------  ------------
   Total current liabilities                             373,387        598,500
                                                      ------------  ------------

Capital lease obligations, less current portion           63,348        139,377
Long-term debt, net of discount, less current
  portion (note 7)                                     1,905,901      2,068,672
Other long-term liabilities                                2,526          3,247
                                                      ------------  ------------

   Total liabilities                                   2,345,162      2,809,796

Redeemable preferred stock of subsidiary ($397.9
  million and $441.7 million liquidation value at
  December 31, 1999 and September 30, 2000,
  respectively) (note 8)                                 390,895        435,337

Company-obligated mandatorily redeemable preferred
  securities of subsidiary  limited  liability
  company which holds solely  Company  preferred
  stock ($133.4 million liquidation value at
  December 31, 1999 and September 30, 2000,
  respectively)                                          128,428        128,719

8% Series A Convertible Preferred Stock ($781.7
  million liquidation value at September 30, 2000)
  (note 8)                                                     -        658,840

Stockholders' deficit:
  Common stock, $0.01 par value, 100,000,000 and
   200,000,000 shares authorized at  December 31,
   1999 and September 30, 2000, respectively;
   47,761,337 and 52,045,443 shares issued and
   outstanding at December 31, 1999 and September
   30, 2000, respectively                                     478           520
  Additional paid-in capital                              599,282       882,142
  Accumulated deficit                                  (1,443,624)   (2,116,802)
  Accumulated other comprehensive loss                          -        (8,625)
                                                      ------------  ------------
      Total stockholders' deficit                        (843,864)   (1,242,765)
                                                      ------------  ------------

Commitments and contingencies (note 9)

   Total Liabilities and Stockholders' Deficit
     (note 1)                                         $ 2,020,621     2,789,927
                                                      ============  ============

         See accompanying notes to consolidated financial statements.

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

           Consolidated Statements of Operations Three Months and Nine months ended September 30, 1999 and 2000 (unaudited)

                                                Three months ended  Nine months ended
                                                  September 30,       September 30,
                                               ----------------------------------------
                                                 1999      2000      1999       2000
                                               ---------  --------  --------  ---------
                                                (in thousands, except per share data)

Revenue                                        $115,166   144,801   337,151    477,778

Operating costs and expenses:
  Operating costs                                66,284   118,711   179,391    304,202
  Selling, general and administrative
   expenses                                      94,558    84,183   180,341    188,947
  Depreciation and amortization                  45,079    99,023   126,137    236,514
  Provision for impairment of long-lived
   assets (note 3)                                    -         -    29,300          -
  Net loss on disposal of long-lived assets         195     2,022      (771)     2,566
  Other, net                                        431       431       862      1,692
                                               ---------  --------  --------  ---------
   Total operating costs and expenses           206,547   304,370   515,260    733,921
                                               ---------  --------  --------  ---------

Operating loss                                  (91,381) (159,569) (178,109)  (256,143)

Other income (expense):
  Interest expense                              (52,891)  (66,014) (151,637)  (195,406)
  Interest income                                 3,772     5,898    11,669     20,437
  Other expense, net                               (333)     (352)   (2,676)      (349)
                                               ---------  --------  --------  ---------
                                                (49,452)  (60,468) (142,644)  (175,318)
                                               ---------  --------  --------  ---------
Loss from continuing operations before
 income taxes, preferred dividends
 and extraordinary gain                        (140,833) (220,037) (320,753)  (431,461)
Income tax expense                                    -       (10)        -        (10)
Accretion and preferred dividends on
 preferred securities of subsidiaries           (15,694)  (17,655)  (45,739)   (51,428)
                                               ---------  --------  --------  ---------

Loss from continuing operations before         (156,527) (237,702) (366,492)  (482,899)
extraordinary gain

Income (loss) on disposal and operation of
  discontinued operations                           748         -   (8,014)        736
                                               ---------  --------  --------  ---------

Extraordinary gain on sales of operations
 of NETCOM, net of income taxes of $6.4
 million                                              -         -   193,029          -
                                               ---------  --------  --------  ---------

   Net loss                                    (155,779)  (237,702) (181,477) (482,163)

Accretion and dividends of 8% Series A
 Convertible Preferred Stock to liquidation
 value (note 8)                                       -    (17,274)        -   (31,736)

Charge for beneficial conversion feature of
 8% Series A Convertible Preferred Stock
 (note 8)                                             -         -         -   (159,279)
                                               ---------  --------  --------  ---------

   Net loss attributable to common
   stockholders                                $(155,779) (254,976) (181,477) (673,178)
                                               =========  ========  ========  =========

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                                             Three months ended    Nine months ended
                                                September 30,        September 30,
                                            ----------------------------------------
                                               1999       2000      1999      2000
                                            ----------  --------  --------  --------
                                             (in thousands, except per share data)

Other comprehensive loss:
  Unrealized loss on long-term investments          -   (8,625)         -   (8,625)
available for sale
                                            ----------  --------  --------  --------
   Comprehensive loss                       $(155,779)  (263,601) (181,477) (681,803)
                                            ==========  ========  ========  ========

Net loss per share - basic and diluted:
  Net loss attributable to common
   stockholders, before net income
   (loss) from discontinued operations
   and extraordinary gain                   $   (3.31)    (4.92)    (7.81)   (13.60)
  Net income (loss) from discontinued
   operations                                    0.02         -     (0.17)     0.02
  Extraordinary gain on sales of
   operations of NETCOM                             -         -      4.11         -
                                            ----------  --------  --------  --------
    Net loss per share - basic and diluted  $   (3.29)    (4.92)    (3.87)   (13.58)
                                            ==========  ========  ========  ========

Weighted average number of shares
 outstanding - basic and diluted               47,320    51,782    46,948    49,564
                                            ==========  ========  ========  ========

         See accompanying notes to consolidated financial statements.

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

               Consolidated Statement of Stockholders' Deficit
               Nine Months Ended September 30, 2000 (unaudited)


                                                                    Accumulated
                                Common Stock  Additional               other         Total
                                -------------  paid-in  Accumulated comprehensive stockholders'
                                Shares Amount  capital   deficit       loss         Deficit
                                ------ ------ --------- ----------- ------------- -------------
                                                     (in thousands)
Balances at January 1, 2000     47,761  $478   599,282  (1,443,624)            -      (843,864)

Shares issued for cash in
 connection with the exercise
 of options and warrants           936     9    14,366           -             -        14,375

Shares issued for cash in
 connection with the employee
 stock purchase plan               174     1     2,728           -             -         2,729
Shares issued as contribution
 to 401(k) plan                    178     2     4,296           -             -         4,298
Shares issued in exchange for
 long-term investment            2,996    30    21,595           -             -        21,625
Warrants issued in connection
 with 8% Series A Convertible
 Preferred Stock                     -     -    80,596           -             -        80,596
Value ascribed to beneficial
 conversion feature of 8% Series
 A Convertible Preferred Stock       -     -   159,279    (159,279)            -             -
Accretion and dividends of 8%
 Series A Convertible Preferred
 Stock                               -     -         -     (31,736)            -       (31,736)
Unrealized loss on long-term
 investment available for sale      -      -         -           -        (8,625)       (8,625)
Net loss                            -      -         -    (482,163)            -      (482,163)
                                 ------ ------ --------- -----------  -----------     ---------
Balances at September  30, 2000  52,045 $ 520   882,142  (2,116,802)      (8,625)   (1,242,765)
                                 ====== ====== ========= ===========  ===========   ===========

         See accompanying notes to consolidated financial statements.

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1999 and 2000 (unaudited)

                                                             Nine months ended
                                                               September 30,
                                                            --------------------
                                                            ---------- ---------
                                                               1999      2000
                                                            ---------- ---------
                                                               (in thousands)

Cash flows from operating activities:
  Net loss                                                  $(181,477) (482,163)
  Net (income) loss from discontinued operations                8,014      (736)
  Extraordinary gain on sales of discontinued operations     (193,029)        -
  Adjustments to reconcile net loss to net cash used by
    operating activities:
      Recognition of deferred gain                            (17,376)   (6,239)
      Accretion and preferred dividends on preferred           45,739    51,428
       securities of subsidiaries
      Depreciation and amortization                           126,137   236,514
      Provision for impairment of long-lived assets            29,300         -
      Deferred compensation                                       862     1,294
      Net loss (gain) on disposal of long-lived assets           (771)    2,566
      Gain on sale of securities                                    -      (634)
      Provision for uncollectible accounts                     56,193    31,688
      Interest expense deferred and included in
       long-term debt, net of amounts capitalized
       on assets under construction                           134,709   151,535
      Interest expense deferred and included in capital         3,968     3,776
       lease obligations
      Amortization of deferred financing costs included in      3,541     3,933
       interest expense
      Contribution to 401(k) plan through issuance of           4,138     4,298
       common stock
      Other noncash expenses                                        -       301
      Change in operating assets and liabilities, excluding
       the effects of dispositions and noncash transactions:
         Receivables                                          (87,556)  (56,596)
         Prepaid expenses, deposits and inventory               3,147    (3,738)
         Accounts payable and accrued liabilities             (12,931)   52,188
         Deferred revenue                                      29,197   149,748
                                                            ---------- ---------
           Net cash provided (used) by operating activities   (48,195)  139,163
                                                            ---------- ---------
Cash flows from investing activities:
  Acquisition of property and equipment                      (368,134) (649,096)
  Change in accounts payable and accrued liabilities for
   purchase of long-term assets                                 3,288    50,682
  Proceeds from sales of operations of NETCOM, net of         252,881         -
   cash included in sale
  Proceeds from disposition of property, equipment and
   other assets                                                 4,302        20
  Proceeds from sales of short-term investments available
   for sale                                                    30,517    22,368
  Proceeds from sale of marketable securities                  30,000    10,634
  Decrease in restricted cash                                   5,098     4,818
  Purchase of investments                                     (28,489)   (1,400)
  Purchase of minority interest in subsidiary                  (6,039)        -
                                                            ---------- ---------
    Net cash used by investing activities                     (76,576) (561,974)
                                                            ---------- ---------
                                                                  (continued)

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                             Nine months ended
                                                                September 30,
                                                          ----------------------
                                                             1999        2000
                                                          ----------  ----------
                                                               (in thousands)

Cash flows from financing activities:
  Proceeds from issuance of common stock:
   Exercise of options and warrants                       $  10,761      14,375
   Employee stock purchase plan                               2,688       2,729
  Proceeds of  8% Series A Convertible Preferred
   Stock, net of issuance costs                                   -     720,330
  Proceeds from issuance of long-term  debt                  80,000      95,000
  Principal payments on capital lease obligations           (12,720)    (19,790)
  Payments on IRU agreement                                       -    (179,497)
  Principal payments on long-term debt                         (255)    (90,317)
  Payments of preferred dividends                            (6,695)     (6,695)
  Deferred debt issuance costs                               (4,777)       (304)
                                                          ----------  ----------
   Net cash provided by financing activities              $  69,002     535,831
                                                          ----------  ----------

   Net increase (decrease) in cash and cash equivalents     (55,769)    113,020
   Net cash provided (used) by discontinued operations       (5,362)        406
Cash and cash equivalents, beginning of period              210,307     103,288
                                                          ----------  ----------
Cash and cash equivalents end of period                 $   149,176     216,714
                                                          ==========  ==========

Supplemental disclosure of cash flows information of
 continuing operations:
  Cash paid for interest                                  $   9,419      30,614
                                                          ==========  ==========
                                                          ==========  ==========
  Cash paid for income taxes                              $   1,140         281
                                                          ==========  ==========

Supplemental schedule of noncash investing activities
 of continuing operations:
  Acquisition of corporate headquarters assets through
   the issuance of long-term debt and conversion of
   security deposit                                       $  33,077           -
                                                          ==========  ==========

  Shares issued in exchange for long-term investment       $      -      21,625
                                                          ==========  ==========

  Assets acquired pursuant to IRU agreement                $      -      96,903
  Assets acquired under capital leases                        6,190     135,578
                                                          ----------  ----------
   Total                                                  $   6,190     232,481
                                                          ==========  ==========

         See accompanying notes to consolidated financial statements.

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                 December 31, 1999 and June 30, 2000 (unaudited)

(1)  Bankruptcy Proceedings

     During the quarter ended September 30, 2000 and subsequent to the quarter-end, a series of financial and operational events materially impacted ICG Communications, Inc. and its subsidiaries ("ICG" or the "Company"). These events reduced the Company's expected revenue and cash flow generation for the remainder of 2000 and 2001, which in turn jeopardized the Company's ability to comply with its existing senior secured credit facility. On November 14, 2000 (the "Petition Date"), ICG and most of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to facilitate the restructuring of the Company's long-term debt, trade liabilities and other obligations. The Company and its bankruptcy filing subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The bankruptcy petitions were filed in order to preserve cash and to give the Debtors the opportunity to restructure their debt.

     Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders are expected to be substantially altered. As a result of these bankruptcy proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the Petition Date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effects of such cases on the Company's business, or on the interest of creditors and shareholders. As a result of the bankruptcy filing, all of the Company's liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

     Further, due to the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization, adequate sources of capital, customer and employee retention, the ability to provide high quality services and the ability to sustain positive results of operations and cash flows sufficient to continue to operate.

(2)  Organization and Basis of Presentation

     The Company is a facilities-based communications provider and local exchange carrier. The Company primarily offers voice and data communications services, including local, long distance and enhanced telephony, to small- to medium-sized business customers and offers network facilities and data management to ISP customers. The Company also provides interexchange services such as special access and switched access services to long distance carriers and other customers. The Company began marketing competitive local dial-tone services to business customers in early 1997, subsequent to the passage of the Telecommunications Act of 1996, which permitted competitive interstate and intrastate telephone services. The Company began offering network services to ISPs and other telecommunications providers in February 1999.

(3)  Significant Accounting Policies

     (a)  Basis of Presentation

          The Company's financial statements should be read in conjunction with ICG's Annual Report on Form 10-K for the year ended December 31, 1999, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)   Significant Accounting Policies (continued)

      (a) Basis of Presentation (continued)

          which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

          Due to the event described in note 1, the Company is considering if an impairment of assets has occurred under Statement of Financial
          Accounting Standards "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). As the Company is currently undergoing a reorganization, there is not a definitive business plan in place with which to determine if an impairment has occurred or, if an impairment has occurred, the amount of such impairment. As a result, the Company has not reduced the carrying values of its assets in the accompanying consolidated financial statements.

          All significant intercompany accounts and transactions have been eliminated in consolidation.

      (b) Recent Accounting Pronouncements

          In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - and interpretation of APB Opinion No. 25" ("FIN 44"). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effects of applying this Interpretation are to be recognized on a prospective basis. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operation.

          In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for the Company until the quarter ending December 31, 2000. The Company has completed its assessment of the impact of SAB 101 and the impact will be to defer and amortize installation revenue over the customer term, resulting in an increase in accumulated deficit at January, 1, 2000 of approximately $12.7 million, an increase in revenue recognized in the three months ended September 30, 2000 of approximately $0.1 million and a reduction in revenue recognized in the nine months ended September 30, 2000 of approximately $1.1 million.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133", and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No.133" ("SFAS 138"). SFAS 133 and SFAS 138 are effective for all quarters and fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 and SFAS 138 effective at the beginning of its fiscal year end 2001. The Company does not believe that the adoption of SFAS 133 and SFAS 138 will have a material effect on the Company's financial position or results of operations.

      (c) Reclassifications

          Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(4)  Accounts Receivable

     The Company experienced network performance problems which caused the Company's network performance to drop below certain service levels agreed upon between the Company and certain Internet remote access services ("IRAS") customers. Based on the Company's inability to quickly resolve these problems, the Company issued credits, in accordance with the provisions of the customer agreements, for approximately $8 million.

     During the quarter ended September 30, 2000, the Company reviewed the adequacy of the reserve for bad debts related to its Internet service provider ("ISP") customers as the Company had concerns about the ability of certain of these customers to continue operating and attract future capital given current market conditions, as well as concerns associated with certain contract disputes. Revenue generated from the Company's ISP customers, including related reciprocal compensation revenue, represented approximately 50% of total revenue for the three months ended September 30, 2000. As a result, the Company recorded an additional provision of approximately $16 million. In addition, a provision for uncollectible accounts in the approximate amount of $4 million was provided for the receivable from one incumbent local exchange carrier ("ILEC") for termination of local ISP traffic deemed uncollectible because of changes in the regulatory environment.

(5)  Property and Equipment

      Property and equipment, including assets held under capital leases, is comprised of the following:

                                                   December 31,    September 30,
                                                       1999            2000
                                                   ------------    -------------
                                                          (in thousands)

      Land                                           $    11,503    $    15,436
      Buildings and improvements                          38,502         38,727
      Furniture, fixtures and office equipment           108,024        125,105
      Internal-use software costs                         14,797         71,688
      Machinery and equipment                             32,884         44,588
      Fiber optic equipment                              401,676        510,076
      Switch equipment                                   319,398        501,752
      Fiber optic network                                428,195        325,582
      Site improvements                                   37,814         55,944
      Service installation costs                          52,649         92,751
      Construction in progress                           359,936        869,164
                                                     ------------   ------------
                                                       1,805,378      2,650,813
      Less accumulated depreciation                     (279,698)      (457,363)
                                                     ------------   ------------
                                                     $ 1,525,680    $ 2,193,450
                                                    ============    ============

      Property and equipment includes approximately $869 million of equipment which has not been placed in service at September 30, 2000, and accordingly, is not being depreciated. Due to the bankruptcy proceedings discussed in note 1, there is substantial uncertainty about the Company's ability to complete and place in service these assets.

(6)   Accrued Liabilities

      The Company accrues for property and equipment that has been received, but which has not been invoiced. Such balances are reflected in property and equipment and accrued liabilities in the accompanying consolidated balance sheet. As of September 30, 2000, accrued liabilities includes $156 million of such liabilities.

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(7)   Long-term Debt

      Long-term debt is summarized as follows:

                                                     December 31,  September 30,
                                                         1999           2000
                                                    -------------  -------------
                                                           (in thousands)

      Senior Facility due on scheduled maturity
        dates, secured by substantially all of the
        assets of ICG Equipment and NetAhead with
        weighted average interest rates ranging from
        9.26% to 10.06% for the nine months ended
        September  30, 2000 (a)                           $  79,625      84,362
      9 7/8% Senior discount notes of ICG Services,
        net of discount                                     293,925     315,931
      10% Senior discount notes of ICG Services,
        net of discount                                     361,290     388,724
      11 5/8% Senior discount notes of Holdings,
        net of discount                                     137,185     149,279
      12 1/2% Senior discount notes of Holdings,
        net of discount                                     468,344     512,848
      13 1/2% Senior discount notes of Holdings,
        net of discount                                     532,252     584,301
      Mortgage loan payable with interest at 8 1/2%,
        due monthly into 2009, secured by building              999         946
      Mortgage loan payable with variable rate of
        interest (15.21% at September 30, 2000) due
        monthly into 2013, secured by corporate
        headquarters                                         33,077      33,077
                                                         -----------  ----------
                                                          1,906,697   2,069,468
        Less current portion                                   (796)       (796)
                                                         -----------  ----------
                                                         $1,905,901   2,068,672
                                                         ===========  ==========

      As a result of filing for bankruptcy, all due dates on the various debt issuances have been accelerated in accordance with the terms of the debt. However, due to the nature of the bankruptcy proceedings and the uncertainty surrounding any potential debt settlements under the bankruptcy proceedings, the Company has not at this time reclassified any amounts to current.

               On September 18, 2000, the Company announced that lower expected financial results would put the Company in breach of its $200 million Senior Facility, absent obtaining appropriate covenant waivers. On September 29, 2000, the Company announced that it had reached agreement with its senior lenders to receive waivers on potential defaults under the Senior Facility. The Company's lenders allowed a sixty day waiver, and as part of this agreement, required payment of 50%, or $89.7 million, of the outstanding balance of the Senior Facility as of September 30, 2000.

               On November 14, 2000, the Company announced that it had obtained a commitment letter which will provide the Company debtor-in-possession ("DIP") financing for a minimum of $200 million and the potential for an additional $150 million if certain criteria are met. This DIP financing is subject to customary pre-closing conditions and is contingent upon Bankruptcy Court approval. The DIP financing terms require that the Senior Facility be paid off at the time of the first draw under the DIP financing.

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(8) Redeemable Preferred Stock of Subsidiary and Mandatorily Redeemable 8% Series A Convertible Preferred Stock

      Redeemable preferred stock of subsidiary is summarized as follows:

                                                    December 31,   September 30,
                                                        1999           2000
                                                   --------------  -------------
                                                           (in thousands)
      14% Exchangeable preferred stock of
        Holdings, mandatorily redeemable in 2008   $   144,144         160,411
      14 1/4% Exchangeable preferred stock of
        Holdings, mandatorily redeemable in 2007       246,751         274,926
                                                   --------------  -------------
                                                   $   390,895         435,337
                                                   ==============  =============

      Mandatorily Redeemable 8% Series A Convertible Preferred Stock

      On April 10, 2000, the Company sold 75,000 shares of mandatorily redeemable 8% Series A-1, A-2 and A-3 Convertible Preferred Stock of ICG (the "8% Series A Convertible Preferred Stock") and 10,000,000 warrants to purchase ICG Common Stock to affiliates of Liberty Media Corporation ("Liberty Media"), Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") and Gleacher Capital Partners ("Gleacher Capital") (collectively, "the Investors"). The sale of the 8% Series A Convertible Preferred Stock resulted in net proceeds to the Company of $720.3 million. Each share of 8% Series A Convertible Preferred Stock has an initial liquidation preference of $10,000 per share and bears a cumulative dividend rate of 8% per annum, compounded daily. Dividends accrete to the liquidation preference on a daily basis for five years and are thereafter payable in cash or additional liquidation preference.

      The 8% Series A Convertible Preferred Stock is immediately convertible into shares of ICG Common Stock at a conversion rate of $28.00 per share, subject to adjustment, and will have voting rights with the common stockholders on an as-converted basis. The holders of the Series A-1 and A-2 8% Series A Convertible Preferred Stock collectively are entitled to elect up to three directors to the Company's Board of Directors. The Company may redeem the 8% Series A Convertible Preferred Stock at any time after five years from the date of issuance through their mandatory redemption on June 15, 2015. The warrants to purchase ICG Common Stock are immediately convertible into shares of ICG Common Stock at a conversion rate of $34.00 per share and expire in five years from the date of issuance. The affiliates of Liberty Media, Hicks Muse and Gleacher Capital purchased $500.0 million, $230.0 million and $20.0 million, respectively, in 8% Series A Convertible Preferred Stock and received a ratable portion of the total 10,000,000 warrants. The value allocated to the warrants was $80.6 million at the time of the transaction.

      In accordance with Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company allocated $159.3 million of the proceeds from the issuance of the 8% Series A Convertible Preferred Stock to the intrinsic value of the embedded beneficial conversion feature of the convertible preferred securities to additional paid-in capital. As the 8% Series A Convertible Preferred Stock is immediately convertible into shares of ICG common stock, the beneficial conversion feature was recognized as a return to the preferred shareholders and included as an element of net loss attributable to common shareholders during the nine months ended September 30, 2000 in the accompanying consolidated statement of operations.

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(9)   Commitments and Contingencies

      As a result of the Company's filing for bankruptcy protection, all commitments and contingencies could be substantially modified during the Company's bankruptcy restructuring process.

      (a) Network Capacity and Construction

          In January 2000, Qwest Communications Corporation ("Qwest") and the Company signed an agreement, whereby the Company will provide, for $126.5 million over the initial six-year term of the agreement, an indefeasible right of use ("IRU") for designated portions of the Company's local fiber optic network. The Company will recognize revenue ratably over the term of the agreement, as the network capacity is available for use. The agreement was amended in March 2000 to include additional capacity for proceeds of $53.8 million, of which $21.5 million has not been paid as of September 2000. Qwest may, at its option, extend the initial term of the agreement for an additional four-year period and an additional 10-year period for incremental payment at the time the option exercises. In the event that the Company fails to deliver any of the network capacity by March 31, 2001, Qwest is entitled to cancel any undelivered network capacity segments and receive immediate refund of any amounts already paid to the Company for such segments. The Company recognized approximately $1.0 million and $2.0 million of revenue related to this agreement in the three and nine months ended September 30, 2000, respectively. Given limitations on future capital expenditures of the Company, $156.8 million of deferred revenue related to the future delivery of services pursuant to this agreement is reflected as a current liability in the accompanying balance sheet.

      (b) Telecommunications and Line Purchase Commitments

          Effective September 1998, the Company entered into two service agreements with three-year terms with WorldCom Network Services, Inc. ("WorldCom"). Under the Telecom Services Agreement, WorldCom provides, at designated rates, switched telecommunications services and other related services to the Company, including termination services, toll-free origination, switched access, dedicated access and travel card services. Under the Carrier Digital Services Agreement, WorldCom provides the Company, at designated rates, with the installation and operation of dedicated digital telecommunications interexchange services, local access and other related services, which the Company believes expedites service availability to its customers. Both agreements require that the Company provide WorldCom with certain minimum monthly revenue, which if not met, would require payment by the Company for the difference between the minimum commitment and the actual monthly revenue. Additionally, both agreements limit the Company's ability to utilize vendors other than WorldCom for certain telecommunications services specified in the agreements. The Company met all minimum revenue commitments to WorldCom under these agreements through September 30, 2000.

      (c) Other Commitments

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

          Additionally,  the Company has entered  into  certain  commitments  to
          purchase   capital   assets  with  an  aggregate   purchase  price  of
          approximately $94 million at September 30, 2000.

          Due to the current economic uncertainty of the Company's construction in progress assets, the Company may decide not to continue with these projects and incur additional termination costs.

      (d) Transport and Termination Charges

          ICG records revenue earned under interconnection agreements with ILECs as an element of its local services revenue. Many of the ILECs have not paid all of the amounts that the Company has recorded as revenue and have disputed these charges based on the belief that dial-up calls

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(9)   Commitments and Contingencies (continued)

      (d) Transport and Termination Charges (continued)

          to ISPs are not local traffic as defined by the various agreements and not subject to payment of transport and termination charges under state and federal law and public policies. In addition, some ILECs, while paying a portion of local reciprocal compensation due to ICG, have disputed other portions of the charges related to local reciprocal compensation.

          ICG has, as of September 30, 2000, a net receivable for terminating local traffic in the approximate amount of $66 million, approximately $29 million of which is due and payable, pursuant to the terms of executed agreements with several ILECs, when regulatory approval of the amendments to the parties' interconnection agreements is obtained. ICG has received cash of approximately $11 million and $94 million, during the three months and nine months ended September 30, 2000, respectively, from certain ILECs for terminating local traffic.

          The  following  table   represents  the  amount  of  revenue  ICG  has
          recognized for terminating local traffic during the respective periods ($ in millions):


                     Three months ended            Nine months ended
                        September 30,                September 30,
                      1999          2000            1999         2000
                  ------------  ------------    -----------  ------------
                      $ 25          $ 26            $ 95        $ 100

          Revenue for the nine months ended September 30, 1999 includes approximately $22 million for the tandem switching and common transport rate elements. ICG ceased, effective July 1, 1999, recognition of these rate elements as revenue until cash receipts are either received or the uncertainty of receipt has been removed (such as the execution of a binding agreement). ICG has continued to bill and vigorously pursue collection of all amounts due under the agreements.

          Revenue for the nine months ended September 30, 2000 includes approximately $13 million derived from the resolution of previously disputed issues not related to the period and approximately $4 million of revenue from rates earned pursuant to the previous interconnection agreement, neither of which will recur in subsequent periods.

          The Company determined in the three months ended September 30, 2000 that approximately $4 million of the revenue previously recognized for terminating ISP traffic for one ILEC may not be collectible due to a changing regulatory environment and has therefore provided a provision for uncollectible accounts.

          During the quarter, the Colorado Public Utility Commission ("PUC") issued a ruling in an ICG arbitration decision that, subject to the outcome of judicial appellate proceedings, denies ICG the ability to collect reciprocal compensation for ISP-bound traffic initiated on the incumbent network and connected on ICG's network in Colorado when a new interconnection agreement between ICG and Qwest Communications (formerly US West) becomes effective. ICG believes that the new interconnection agreement will become effective during the fourth quarter, after the parties execute and receive PUC approval of a new interconnection agreement that complies with the PUC's final arbitration decision. Once effective, the terms in the new agreement concerning compensation for terminating ISP traffic will then be applied retroactively beginning 45 days prior to the effective date of the new agreement. In prior periods, the impacted traffic represented approximately 15% of the Company's applicable terminating traffic.

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(9)   Commitments and Contingencies (continued)

      (e) Litigation

          During the third quarter 2000, the Company was served with seven lawsuits filed by various shareholders in the Federal District Court for the District of Colorado (Case numbers: 00-S-1864, 00-S-1910, 00-S-1908, 00-S-1945, 00-S-1963, 00-S-1957, and 00-S-1919). All of the
          suits name as defendants the Company, the Company's former CEO, J. Shelby Bryan and the Company's former President, John Kane. Additionally, one of the complaints names the Company's current President, William S. Beans, Jr., as a defendant.

          All of the complaints seek unspecified damages for alleged violations of Rules 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints seek class action certification for similarly situated shareholders. It is anticipated that the lawsuits will be consolidated and that a lead plaintiff's counsel will be chosen by the Court. The Company has retained the law firm of Skadden, Arps, Slate, Meagher & Flom LLP to vigorously defend it against these lawsuits. The Company has also tendered these claims to the Company's insurers. At this time, it is anticipated that the claims against the Company will be stayed pursuant to the Company's filing for bankruptcy. It is uncertain at this time whether these lawsuits will materially adversely effect the Company's financial or operational stability.

          On April 4, 1997, certain shareholders of Zycom filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas (Case No. 97-17777) against the Company, Zycom and certain of their subsidiaries. In this action, the plaintiffs alleged that the Company and certain of its subsidiaries breached certain fiduciary duties owed to the plaintiffs. The Company denied all such allegations. The Company has recently finalized a settlement agreement with these shareholders.

          The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(10)  Summarized Financial Information of ICG Holdings, Inc.

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

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(10) Summarized Financial Information of ICG Holdings, Inc. (continued)

     However, summarized combined financial information for Holdings and its subsidiaries is as follows:

              Summarized Consolidated Balance Sheet Information

                                                   December 31,    September 30,
                                                       1999             2000
                                                  -------------    -------------
                                                          (in thousands)
                                                  ------------------------------

     Current assets                                $   263,870          408,348
     Property and equipment, net                       675,613          903,171
     Other non-current assets, net                     128,489          107,311
                                                  -------------    -------------
     Total assets                                  $ 1,067,972        1,418,830
                                                  =============    =============

     Current liabilities                           $   148,042          381,355
     Long-term debt, less current portion            1,138,734        1,247,328
     Capital lease obligations, less
       current portion                                  57,564           50,953
     Other long-term liabilities                         1,233              659
     Due to ICG Communications, Inc.                   190,320          945,078
     Due to parent                                      14,001           14,001
     Due to (from) ICG Services                        128,893         (197,358)
     Redeemable preferred stock                        390,895          435,337
     Stockholder's deficit                          (1,001,710)      (1,458,523)
                                                  -------------    -------------
     Total liabilities and stockholders' deficit   $ 1,067,972        1,418,830
                                                  =============    =============

            Summarized Consolidated Statement of Operations Information

                                    Three months ended       Nine months ended
                                       September 30,           September 30,
                                  ------------------------  --------------------
                                    1999          2000       1999       2000
                                  ----------   ----------- ---------  ----------
                                                 (in thousands)

      Total revenue                 112,190      140,310     336,949    452,210
      Total operating costs and
        expenses                    156,556      294,182     476,170    771,102
                                  ----------   ----------- ---------- ----------
      Operating loss                (44,366)    (153,872)   (139,221)  (318,892)
                                  ==========   =========== ========== ==========
      Loss from continuing
        operations                 (125,816)    (213,593)   (294,567)  (411,635)
                                  ==========   =========== ========== ==========
      Net loss                      (97,619)    (213,212)   (302,581)  (456,813)
                                  ==========   =========== ========== ==========

                  ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(11)  Condensed Financial Information of ICG Holdings (Canada) Co.

      Condensed financial information for Holdings-Canada only is as follows:

                       Condensed Balance Sheet Information

                                             December 31,      September 30,
                                                 1999              2000
                                            -------------     -------------
                                                     (in thousands)

        Current assets                      $        82               82
        Advances to subsidiaries                 14,001           14,001
                                            --------------   -------------
                Total assets                $    14,083           14,083
                                            ==============   =============

        Current liabilities                 $        73               73
        Due to parent                             2,442            2,454
        Share of losses of subsidiaries       1,001,710        1,458,523
        Shareholders' deficit                  (990,142)      (1,446,967)
                                            --------------   -------------
               Total liabilities and
                shareholders' deficit       $    14,083           14,083
                                            ==============   =============

                    Condensed Statement of Operations Information

                                      Three months ended     Nine months ended
                                         September 30,         September 30,
                                      --------------------  --------------------
                                        1999       2000       1999       2000
                                      ---------- ---------- ---------  ---------
                                                   (in thousands)

      Total revenue                          -          -          -          -
      Total operating costs and            604          -      1,810         12
      expenses
                                      ---------- ---------  ---------  ---------
                                      ---------- ---------  ---------  ---------
      Operating loss                      (604)         -     (1,810)       (12)
      Losses of subsidiaries           (97,619)  (214,704)  (302,581)  (456,813)
                                      ---------- ---------  ---------  ---------
      Net loss attributable to
      common shareholders              (98,223)  (214,704)  (304,391)  (456,825)
                                      ========== =========  =========  =========

(12) Condensed  Financial  Information  of  ICG  Communications,   Inc.  (Parent
     Company)

     The primary assets of ICG are its investments in ICG Services, ICG Tevis, ICG Funding and Holdings-Canada, including advances to those subsidiaries. Certain corporate expenses of the parent company are included in ICG's statement of operations and were approximately $1.4 million and $2.3 million for the three months and nine months ended September 30, 1999, respectively, and $0.5 million and $1.5 million for the three months and nine months ended September 30, 2000, respectively. ICG has no operations other than those of ICG Services, ICG Funding and Holdings-Canada and their subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion includes certain forward-looking statements and information that is based on the beliefs of management as well as assumptions made by management based on information currently available to the Company. When used in this document, the words "anticipate", "believe", "estimate" and
"expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These forward-looking statements are intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. These forward-looking statements are affected by important factors, including, but not limited to, the following:


o The uncertainty of the Company's future as a result of filing for protection under bankruptcy law;
o The significant amount of indebtedness incurred by the Company and the Company's ability to successfully restructure this indebtedness;
o The expectation of continued operating losses for the foreseeable future;
o The Company's ability to successfully maintain commercial relationships with its critical vendors and suppliers;
o     The Company's ability to retain its major customers on profitable terms;
o The availability and terms of the significant additional capital required to fund the Company's continued operations;
o The extensive competition the Company will face; o The Company's ability to attract and retain qualified management and employees;
o The Company's ability to access markets and obtain any required governmental authorizations, franchises and permits, in a timely manner, at reasonable costs and on satisfactory terms and conditions; and
o Changes in, or the Company's inability to comply with, existing government regulations.

      These forward-looking statements speak only as of the date of this Quarterly Report. The Company does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this Quarterly Report are reasonable, there is no assurance that such plans, intentions or expectations will be achieved.

      The results of operations for the three and nine months ended September 30, 1999 and 2000 represent the consolidated operating results of the Company. (See the unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2000 included elsewhere herein.) The Company's consolidated financial statements reflect the operations of Network Services, Satellite Services, Zycom and NETCOM as discontinued for all periods presented. The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31. All dollar amounts are in U.S. dollars.

COMPANY OVERVIEW

General

      ICG Communications Inc. ("ICG" or the "Company") is a facilities-based communications provider. The Company primarily offers voice and data communication services directly to small- to medium-sized business customers, and data access, transport and management to ISP customers. In addition, the Company offers special access and switched access services to long-distance companies and other customers.

      ICG's business has been transformed over the past few years from a regional competitive access provider primarily providing access services to interexchange carriers and medium- to large-sized business customers, to a competitive local exchange carrier with a nationwide backbone providing voice and data services to small- to medium-sized business customers, as well as network facilities and data management to ISP customers. The Company's business transformation was initially driven by the deregulation of the local telephony markets in 1996 and subsequently by changing technology and growth of the Internet.

Bankruptcy Proceedings

     During the quarter ended September 30, 2000 and subsequent to the quarter-end, a series of financial and operational events materially impacted ICG Communications, Inc. and its subsidiaries ("ICG" or the "Company"). Specifically, these events reduced the Company's expected revenue and cash flow generation for the remainder of 2000 and 2001, which in turn jeopardized the Company's ability to comply with its existing senior secured credit facility. On November 14, 2000 (the "Petition Date"), ICG and most of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to facilitate the restructuring of the Company's long-term debt, trade liabilities and other obligations. The Company and its bankruptcy filing subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The bankruptcy petitions were filed in order to preserve cash and to give the Debtors the opportunity to restructure their debt.

     Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders are expected to be substantially altered. As a result of these bankruptcy proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the Petition Date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effects of such cases on the Company's business, or on the interest of creditors and shareholders. As a result of the bankruptcy filing, all of the Company's liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

     Further, due to the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization, adequate sources of capital, customer and employee retention, the ability to provide high quality services and the ability to sustain positive results of operations and cash flows sufficient to continue to operate.

Summary of Third Quarter and Subsequent Events

      Chronology of Events

     During  the third  quarter,  the  Company  significantly  lowered  expected revenue and cash flow derived from terminating local ISP traffic based on several significant regulatory and operational developments. Specifically, the Company announced long-term agreements with several ILECs that guaranteed future revenue, albeit at a lower rate. Second, a decision from the Colorado Public Utility Commission ("PUC") made in August 2000 denied compensation for Internet-bound traffic. Finally, as the Company increased the number of resold lines, reciprocal compensation was reduced, as these resold lines do not generate reciprocal compensation.

      In August 2000, ICG received letters from two, large Internet remote access service ("IRAS") customers indicating that ICG's service and network performance did not meet standards contractually agreed upon. Absent quick resolution of these issues, the customers stated they either were considering or intended to terminate contractual arrangements.

     On August 22, 2000, ICG's Chairman and Chief Executive Officer, J. Shelby Bryan resigned each of these positions and the Board of Directors elected Carl
E. Vogel to the position of Chairman and Chief Executive Officer. Mr. Vogel, of Liberty Media Group, invested $500 million in ICG through the purchase of Series A Convertible Preferred Stock in April 2000. Mr. Vogel is also Senior Vice President of Liberty Media Corp and Chief Executive Officer of Liberty Satellite and Technology.

      The combination of lower reciprocal compensation and the reduction in revenue earned from IRAS customers for the third and fourth quarters substantially reduced expected revenue and EBITDA for the second-half 2000. Further, reduced line commitments for the installation of IRAS products lowered expected IRAS revenue and EBITDA for 2001. Therefore, on September 18, 2000, the

Company announced that lower than expected financial results based on these events would, absent obtaining appropriate covenant waivers, put the Company in breach of its $200 million senior secured credit facility. Also at this time, the Company announced that it had a revised business plan, required additional funding and was exploring all strategic options involving the Company.

     On the evening of September 18, 2000, Carl Vogel, Chairman and Chief Executive Officer resigned from his position as CEO and from the Board of Directors. In addition, Mr. Gary Howard representing Liberty Media and Mr. Thomas Hicks representing Hicks Muse resigned as directors.

     On September 19, 2000, the Board of Directors ratified the formation of a Special Executive Committee to address the current events affecting the Company. The Special Executive Committee is comprised of Mr. William Laggett, Mr. John Moorhead, Mr. Leontis Teryazos and Mr. Walter Threadgill.

     On September 26, 2000 the ICG Board of Directors appointed Randall Curran as Chief Executive Officer. In addition, the Company hired Wasserstein Perella & Co., independent financial advisors, Zolfo Cooper, LLC, advisors that specialize in company turnarounds and restructuring, and Gleacher & Co., financial advisors.

     On September 29, 2000, the Company announced that it had reached agreement with its senior lenders to receive waivers on potential defaults under its senior secured credit facility. The Company's lenders allowed a 60-day waiver, and as part of this agreement, required payment of 50%, or $89.7 million, of the outstanding balance of the facility as of September 30, 2000.

      During the third quarter and subsequent thereto, the Company attempted to obtain additional funding while at the same time cutting capital expenditures and minimizing operating expenditures in order to maximize cash flow. However, consistent with the capital markets reluctance to provide funding to the telecommunications industry, the capital markets previously open to the Company withdrew interest. Primarily as a result of these events and in response to announcements made by the Company, the value of ICG's equity and public debt dramatically deteriorated in price during the third quarter. In combination, sources of available capital quickly diminished.

      On November 14, 2000, the Company filed for Chapter 11 protection. Also on this day, the Company announced that it had obtained a commitment letter which will provide the Company debtor-in-possession financing for a minimum of $200 million and the potential for an additional $150 million if certain criteria are met. This debtor-in-possession financing is subject to customary pre-closing conditions and is contingent upon Bankruptcy Court approval. As of mid-November 2000, ICG is continuing operations and developing a formal plan of reorganization.

      Details Relating to Compensation for Terminating Local ISP Traffic

     As noted above, expectations for revenue derived from terminating local ISP traffic were lowered during the third quarter. This reduction in forecast revenue was a result of three events. First, the Company signed multi-year contacts with major ILECs during the six months ended June 30, bringing certainty of future revenue that historically and collectively represented approximately 75% of applicable terminating traffic, albeit at a lower rate. Second, the Colorado PUC voted to deny compensation for terminating traffic in the state of Colorado, a market that accounted for approximately 15% of the Company's generated minutes of use. In addition, as the Company pursued its strategy of rapid national expansion, demand was met in new markets through temporarily reselling ILEC lines until the Company's owned facilities were in place. These resale lines made up an increasing percentage of total lines of service, and these lines do not generate reciprocal compensation revenue. These events were estimated to reduce revenue for the remainder of 2000 and in 2001.

      Details Relating to Network Performance

     In late 1999 and early 2000, the Company experienced significant demand for its IRAS product, well in excess of expectations. As such, aggressive build-out targets were set to meet this demand. The Company, however, experienced delays and unexpected difficulties associated with new technologies and scaling its network and operating systems. These factors, among others, contributed to the Company's network performance dropping below the agreed upon service levels between the Company and certain IRAS customers. These issues do not pertain to the fiber or dial-tone networks, or impact the Company's PRI, RAS or commercial telephone products.

      In August 2000, the Company received letters from two large IRAS customers indicating that the Company's IRAS service and network performance did not meet standards contractually agreed upon. Based on the Company's inability to resolve these issues, the Company issued certain billing credits to these customers. Additionally, these customers have subsequently advised the Company that they do not intend to accept their full future commitments for additional lines, as previously agreed.

     IRAS billing credits issued to customers during the third quarter amounted to approximately $8 million. In addition, revenue expected to be earned from ISP customers in August and September was approximately $9 million below expectations and the total commitment for IRAS line installations was reduced. The lower expected line additions further reduced expected revenue derived from terminating local ISP traffic, as fewer minutes of use were generated over ICG's network. Moreover, as IRAS services are considered a higher margin product, a lower percentage of IRAS lines reduced the Company's revenue, and adversely impacts the expected gross margin and EBITDA.

      In September, one of the IRAS customers who had previously been issued credits, terminated its contract with the Company. This customer had a commitment for 200,000 IRAS ports of which 104,000 were provisioned. A new customer, however, agreed to accept 150,000 of lines primarily to be used for RAS services, which is a lower margin product.

      Since early August, the Company has been diligently addressing its network performance issues and has made cut-backs in its aggressive growth strategy. At this time, the Company does not intend to expand its IRAS business until it is confident that it can capably scale to customer demand while maintaining quality. As of mid-November 2000, the network performance, as measured by call rejection rates, had substantially improved over the levels measured in August, and the Company is focused on achieving high quality performance consistently for all customers.

      Status of Operations and Reorganization Plan

      During the pendancy of its Chapter 11 case, the Company expects to continue to provide on-going service to its customers while implementing a revised strategy intended to meet customer commitments and maximize short-term cash flow. Operations are expected to focus on existing markets where the Company has capacity, allowing the Company to add customers for nominal incremental cost and earn a better return on existing assets. In addition, the Company intends to focus on product sales that utilize existing infrastructure to reduce capital required in the short-term. In general, the Company will scale its geographic expansion and delivery of new products to better match its technical capabilities and capital availability. The Company's 22-city expansion plan originally scheduled for completion at year-end 2000 will be postponed.

      Due to the event described above, the Company is considering if an impairment of assets has occurred under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". As the Company is currently undergoing a reorganization, there is not a definitive business plan in place with which to determine if an impairment has occurred or, if an impairment has occurred, the amount of such impairment. As a result, the Company has not reduced the carrying values of its assets in the accompanying consolidated financial statements.

Network and Service Offerings

     ICG is a facilities-based telecommunications provider with network assets and facilities in and connecting to 30 metropolitan areas in the United States. The Company primarily offers data access, transport and management to Internet service provider (ISP) customers, voice and data services to small and medium sized businesses, and wholesale services to long-distance and other carriers. The Company connects its customers through its nationwide Internet backbone and voice network located in five major regions in the United States including California, Colorado, Ohio, Texas and the Southeast.

      At September 30, 2000 the Company's network and facilities included approximately:

      * 47 voice and data switches
      * 24 ATM switches
      * 276 data POPs
      * 4,816 regional fiber route miles that represent 192,422 fiber strand miles
      * 18,000 route miles of long-haul  capacity  leased under IRU  agreements
      * Connection to 9,520 buildings, and
      * 188 collocations with ILECs and 40 ICG-owned collocation sites.

     As of the end of the third quarter 2000, ICG's current product offerings to the ISP market include dial-up products as well as broadband access services including T-1 and T-3 connections and DSL. Dial-up products include primary rate interface (PRI), remote access service (RAS) and Internet remote access service
(IRAS). PRI is a traditional product that allows an ISP to connect to its end-user customers using the Company's local access network. RAS utilizes ICG-owned switches and modems to connect and send data to the ISP, eliminating the need for individual ISPs to deploy modem banks in each POP. IRAS connects, sends and routes data for the ISP customer. With IRAS, the Company offers network management, routing calls intended for the Internet directly to the Internet rather than through the ISP. For business customers, the Company offers local telephone service, enhanced telephone features such as voice mail, long-distance service, dial-up and T-1 data connections as well as a bundled service offering named iConverge. The Company's wholesale business provides major carriers with connectivity to each other, to incumbent telephone companies and to large customers. ICG's wholesale products include special access, private line/long-haul, switched access and signaling system 7. The Company has transport facilities in major markets located in Colorado, California, Ohio, Texas and the Southeast.

RESULTS OF OPERATIONS

      The following table provides a breakdown of revenue, operating costs and selling, general and administrative expenses for the Company for the periods indicated. The table also shows certain revenue, expenses, operating loss, EBITDA and EBITDA (before nonrecurring and noncash charges) as a percentage of the Company's total revenue.

                                        Three months ended               Nine months ended
                                           September 30,                    September 30,
                                ------------------------------------------------------------------
                                      1999              2000            1999            2000
                                ------------------------------------------------------------------
                                    $        %       $        %       $        %       $       %
                                -------- -------- --------- ------ -------- ------ --------- -----
                                                              (unaudited)
                                                             (in thousands)
Statement  of  Operations Data:
Revenue:
   Local service (1)              70,593    61     102,228   71   214,762     64   332,324    70
   Special access (2)             29,415    26      30,139   21    75,415     22   103,896    22
   Switched access (3)            10,618     9       7,884    6    32,210     10    28,351     6
   Long  distance & other (4)      4,540     4       4,550    2    14,764      4    13,207     2
                                -------- ------ ----------- ---- ---------- ----- --------- ------
     Total revenue               115,156   100     144,801  100   337,151    100   477,778   100
Operating costs                   66,284    58     118,711   82   179,391     53   304,202    64
Selling, general and              94,558    82      84,183   58   180,341     54   188,947    40
  administrative
Depreciation and amortization     45,079    39      99,023   69   126,137     37   236,514    50
Provision for  impairment
  of long-lived assets                 -     -           -    -    29,300      9         -     -
Net loss on  disposal  of
  long-lived assets                  195     -       2,022    1      (771)     -     2,566     -
Other, net                           431     -         431    -       862      -     1,692     -
                                -------- ------ ----------- ---- ---------- ----- --------- -----
   Operating loss                (91,381)  (79)   (159,569)(110) (178,109)   (53) (256,143)  (54)

Other Data:
Net cash provided (used)
  by operating activities        (37,604)           36,084        (48,195)         139,163
Net cash used by
  investing activities          (116,065)         (186,516)       (76,576)        (561,974)
Net cash provided (used)
  by financing activities         73,848          (129,412)        69,002          535,831
EBITDA (5)                       (46,302)  (40)    (60,546)  (42) (51,972)   (15)  (19,629)   (4)
EBITDA (before nonrecurring
  and noncash charges) (5)       (45,676)  (40)    (58,093)  (40)  (22,581)   (7)  (15,371)   (3)
Capital expenditures of
  continuing operations (6)      138,387           324,701         374,324         881,577
Capital expenditures of
   discontinued operations (6)     4,970                 -          11,129               -

                                                                    (Continued)


                                September 30,  December 31,  March 31,   June 30,   September 30,
                                    1999          1999         2000        2000         2000
                                -------------  ------------ ---------- ----------   -------------
                                                      (unaudited)
Statistical Data (7):
Full time employees                    3,054         2,853      2,930      2,975          3,160
Access lines in service (8)          584,827       730,975    904,629  1,112,964      1,074,469
Buildings connected:
  On-net (9)                             939           963      1,046        924            936
  Hybrid (10)                          6,476         7,115      7,746      8,228          8,584
                                -------------  ------------ ---------- ----------   -------------
   Total buildings connected           7,415         8,078      8,792      9,152          9,520
Operational switches:
  Circuit                                 29            31         35         43             47
  ATM                                      -            24         24         24             24
  Frame Relay (11)                        16            16         16          -              -
                                -------------  ------------ ---------- ----------   -------------
   Total operational switches             45            71         75         67             71
Regional fiber route miles (12):
  Operational                          4,449         4,596      4,807      4,767          4,816
  Under construction                       -             -          -        495            508
Regional fiber strand miles (13):
  Operational                        167,067       174,644    177,103    184,064        192,422
  Under construction                       -             -          -     12,254         14,891
Long-haul broadband  route miles           -        18,000     18,000     18,000         18,000
Collocations with ILECs                  139           147        183        188            188

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

(8) Access lines in service at September 30, 2000 includes lines provisioned through the Company's switch and through resale and other agreements with various local exchange carriers. Resale lines typically generate lower margins and are used primarily to obtain customers. Although the Company plans to migrate most lines from resale to higher margin on-switch lines, there is no assurance that it will be successful in executing this strategy.

(9) Beginning in the three months ended June 30, 2000, on-net buildings will be defined to exclude facilities used exclusively for ICG network operations.

(10)Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities.

(11)Frame  relay   switches   are  no  longer   included  in  switch   count  as
    functionality is now handled by ATM switches.

(12) Regional fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of September 30, 2000, the Company had approximately 4,816 regional fiber route miles. Regional fiber route miles under construction represents fiber under construction, which is expected to be operational within six months.

(13) Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of September 30, 2000, the Company had approximately 192,422 regional fiber strand miles. Regional fiber strand miles under construction represents fiber under construction, which is expected to be operational within six months.


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

                                    Three Months Ended September 30,
                                 ---------------------------------------
                                       1999                 2000
                                 ------------------  -------------------
                                    $         %         $          %
                                 --------  --------  ---------   -------
                                        ($ values in thousands)
Local service                     70,593      61       102,228      71
Special access                    29,415      26        30,139      21
Switched access                   10,618       9         7,884       6
Long distance & other              4,540       4         4,550       2
                                 --------  --------  ---------   -------
    Total Revenue                115,166     100       144,801     100
                                 ========  ========  =========   =======

Operating costs                   66,284      58       118,711      82
                                 ========  ========  =========   =======
Selling, general and
  administrative                  94,558      82        84,183      58
                                 ========  ========  =========   =======
Depreciation and amortization     45,079      39        99,023      68
                                 ========  ========  =========   =======

Revenue

      Most of ICG's revenue is earned from small- to medium-sized business customers who purchase voice and data communications services, or by providing network facilities and data management services to ISPs. However, the Company has a few large ISP customers which account for a significant portion of its ISP revenue. The Company also offers special access and switched access services to long-distance companies and other customers. Total revenue increased $29.6 million or 26% from the three months ended September 30, 1999 to 2000.

      Local service revenue increased from $70.6 million for the three months ended September 30, 1999 to $102.2 million for the same period in 2000, a 45% annual increase primarily due to an increase in the average local access lines offset by a reduction in revenue earned from IRAS customers. This reduction in revenue per line is, in large part, driven by a higher percentage of ISP lines in 2000, which typically earn lower revenue per line, a reduction in the percent of total lines on-switch which do not earn reciprocal compensation and billing credits issued to certain IRAS customers. IRAS billing credits issued to customers during the third quarter amounted to approximately $8 million. Including the billing credits, total revenue expected to be earned from ISP customers in August and September was approximately $17 million below expectations. Local service revenue includes approximately $25 million (or 22% of revenue) and $26 million (or 18% of revenue) for the three months ended September 30, 1999 and 2000, respectively, for terminating local ISP traffic. For further discussion on nonrecurring reciprocal compensation revenue earned, see "Liquidity and Capital Resources - Transport and Termination Charges".

      Special access revenue increased from $29.4 million for the three months ended September 30, 1999 to $30.1 million for the same period in 2000, an increase of 2%. The increase in special access revenue is primarily due to increased unit sales.

      Switched access revenue decreased from $10.6 million for the three months ended September 30, 1999 to $7.9 million for the same period in 2000, a 26% decrease. The decrease is due to the expected attrition of switch customers.

      Revenue from long distance services remained consistent at $4.5 million for both the three months ended September 30, 1999 and 2000. ICG expects long distance revenue to decrease due to planned attrition of resale access lines, which had high long distance service penetration rates as well as a reduction in revenue per minute.

Operating costs

     Total operating costs increased from $66.3 million for the three months ended September 30, 1999 to $118.7 million for the same period in 2000, a 79% increase. Operating costs increased as a percentage of revenue from 58% for 1999 to 82% for 2000. Operating costs consist primarily of payments to ILECs, other CLECs, and long distance carriers for the use of network facilities to support local, special, switched access services, and long distance services as well as internal network operating costs, right of way fees and other operating costs. Internal network operating costs include the cost of engineering and operations personnel dedicated to the operations and maintenance of the network. Operating costs have increased as a percentage of revenue partially due to the reduction in revenue earned from IRAS customers, as noted above. During periods of rapid market expansion such as ICG has experienced in 2000, backhaul and intracity facilities have been leased on an interim basis until such time as owned facilities are in service, resulting in an increase of operating expenses as percent of revenue. During the three months ended September 30, 2000, ICG incurred incremental costs associated with the advanced deployment of leased lines in expansion cities to accommodate customer requirements. The lines were provisioned using either ILEC or other CLEC capacity to meet customer demand. It was ICG's intent to complete installation of these owned facilities. However, due to the Company's bankruptcy proceedings and capital limitations, there can be no assurance of when or if these owned facilities will be completed and produce revenue. In addition, due to the Company's curtailed capital deployment plan and the reallocation of resources normally assigned to capital deployment activities, approximately $12 million in operating costs that would have been capitalized under the Company's capitalization policies were expensed.

Selling, general and administrative expenses

      Total selling, general and administrative ("SG&A") expenses decreased from $94.6 million for the three months ended September 30, 1999 to $84.2 million for the same period in 2000, an 11% decrease. SG&A expenses decreased as a percentage of revenue from 82% for 1999 to 58% for 2000. The decrease in absolute dollars and as a percentage of revenue is principally due to a provision of $45.2 million recorded during the three months ended September 30, 1999 for accounts receivable related to certain elements of transport and termination services provided to ILECs, which the Company believed was uncollectible. This decrease was partially offset by an increase in average staff levels and increased salary and benefits per employee attributable to the new compensation plan implemented in 2000 to remain competitive in the marketplace. The number of full time employees increased from 3,054 at September 30, 1999 to 3,160 at September 30, 2000. The Company also incurred increases in facilities costs for new office space as well as increased sales and property taxes, legal and professional fees. During the quarter ended September 30, 2000, the Company reviewed the adequacy of the reserve for bad debts related to its ISP customers as the Company had concerns about the ability of certain of these customers to continue operating and attract future capital given current market conditions, as well as concerns associated with certain contract disputes. As a result, the Company recorded an additional provision of approximately $16.0 million. In addition, a provision for uncollectible accounts in the approximate amount of $4 million was provided for the receivable from one ILEC for termination of local ISP traffic deemed uncollectible because of changes in the regulatory environment.

Depreciation and amortization

      Depreciation and amortization increased from $45.1 million for the three months ended September 30, 1999 to $99.0 million for the same period in 2000. The increase is primarily due to increased investment in depreciable assets resulting from the expansion of the Company's networks and services, as well as a reduction in the overall weighted-average useful life of depreciable assets in service as ICG invests a larger portion of its capital in assets with shorter lives such as routers and computers.

Net loss on disposal of long-lived assets
      Net loss on disposal of long-lived assets of $2.0 million for the three months ended September 30, 2000 relates to the write-off of certain frame relay switches no longer in operation.

Interest expense

     Interest expense increased from $52.9 million for the three months ended September 30, 1999 to $66.0 million for the same period in 2000. Included in interest expense for the three months ended September 30, 1999 and 2000 was $49.5 million and $54.5 million of noncash interest, respectively. Interest expense also increased due to the increase in debt issued under the senior secured financing facility. Additionally, interest expense is net of interest capitalized related to construction in progress of $2.3 million and $3.0 million during the three months ended September 30, 1999 and 2000, respectively.

Interest income

      Interest income increased from $3.8 million for the three months ended September 30, 1999 to $5.9 million for the same period in 2000. The increase is attributable to the increase in cash, cash equivalents and short-term investments resulting from the cash proceeds to the Company of the 8% Series A Convertible Preferred Stock.

Accretion and preferred dividends on preferred securities of subsidiaries

     Accretion of costs and preferred dividends on preferred securities of subsidiaries increased from $15.7 million for the three months ended September 30, 1999 to $17.7 million for the same period in 2000. The increase is due primarily to the periodic payment of dividends on the 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 (the "14% Preferred Stock") and the 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2009 (the "14 1/4% Preferred Stock") in additional shares of 14% Preferred Stock and 14 1/4% of Preferred Stock. Accretion and preferred dividends on preferred securities of subsidiaries recorded during the three months ended September 30, 2000 consists of the accretion of issuance costs and the accrual of the preferred securities dividends associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "6 3/4% Preferred Securities"), the 14% Preferred Stock and the 14 1/4% Preferred Stock.

Loss from continuing operations

      Loss from continuing operations increased from $156.5 million for the three months ended September 30, 1999 to $237.7 million for same period in 2000 due to the increases in operating costs, SG&A expenses and depreciation and amortization, partially offset by an increase in revenue, as noted above.

Income(loss) on disposal and operation of discontinued operations

     Income (loss)from discontinued operations was $0.7 million income for the three months ended September 30, 1999 and consists of net income of Network Services

Accretion and dividends of 8% Series A Convertible Preferred Stock to liquidation value

      Accretion and dividends of 8% Series A Convertible Preferred Stock to liquidation value is comprised of the dividends and the accretion to liquidation value of the 8% Series A Convertible Preferred Stock of $17.3 million during the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

                                    Nine Months Ended September 30,
                                 ---------------------------------------
                                       1999                 2000
                                 ------------------  -------------------
                                    $         %         $          %
                                 --------  --------  ---------   -------
                                        ($ values in thousands)
Local service                     214,762     64       332,324      70
Special access                     75,415     22       103,896      22
Switched access                    32,210     10        28,351       6
Long distance & other              14,764      4        13,207       2
                                 --------  --------  ---------   -------
    Total Revenue                 337,151    100       477,778     100
                                 ========  ========  =========   =======

Operating costs                   179,391     53       304,202      63
                                 ========  ========  =========   =======
Selling, general and
administrative                    180,341     54       188,947      40
                                 ========  ========  =========   =======
Depreciation and amortization     126,137     37       236,514      50
                                 ========  ========  =========   =======

Revenue

      Most of ICG's revenue is earned from small- to medium-sized business customers who purchase voice and data communications services, or by providing network facilities and data management services to ISPs. However, the Company has a few large ISP customers which account for a significant portion of its ISP revenue. The Company also offers special access and switched access services to long-distance companies and other customers. Total revenue increased $140.6 million or 42% from the nine months ended September 30, 1999 to 2000.

     Local service revenue increased from $214.8 million for the nine months ended September 30, 1999 to $332.3 million for the same period in 2000, a 55% annual increase primarily due to an increase in the average local access lines offset by a reduction in the average revenue per line. This reduction in revenue per line is, in large part, driven by a higher percentage of ISP lines in 2000, which typically earn lower revenue per line, a reduction in the percent of total lines on-switch which do not earn reciprocal compensation and billing credits issued to certain IRAS customers. IRAS billing credits issued to customers during the third quarter amounted to approximately $8 million. Including the billing credits, total revenue expected to be earned from ISP customers in August and September was approximately $17 million below expectations. Local service revenue includes approximately $95 million (or 28% of revenue) and $100 million (or 21% of revenue) for the nine months ended September 30, 1999 and 2000, respectively, for terminating local ISP traffic. Revenue for terminating local ISP traffic for the nine months ended September 30, 2000, includes approximately $13 million derived from the resolution of previously disputed issues not related to the respective period and approximately $4 million of revenues from rates earned pursuant to the previous interconnection agreement, neither of which will recur in subsequent periods. Additionally, approximately $3 million recognized in the nine months ended September 30, 2000 relates to nonrecurring elements of terminating other traffic, which is also for services not provided within the period. For further discussion on nonrecurring reciprocal compensation revenue earned, see "Liquidity and Capital Resources - Transport and Termination Charges" below.

      Special access revenue increased from $75.4 million for the nine months ended September 30, 1999 to $103.9 million for the same period in 2000, an increase of 38%. The increase in special access revenue is due to increased unit sales as well as $12.5 million of revenue recognized during the nine months ended September 30, 2000 under ICG's fiber optic sales- type lease agreement with a major interexchange carrier.

      Switched access revenue decreased from $32.2 million for the nine months ended September 30, 1999 to $28.4 million for the same period in 2000, a 12% decrease. The decrease is due to the expected attrition of switch customers.

      Revenue from long distance services decreased from $14.8 million for the nine months ended September 30, 1999 to $13.2 million for the same period in 2000, an 11% decline. ICG's long distance revenue for the nine months ended September 30, 2000 was impacted by planned attrition of resale access lines, which had high long distance service penetration rates as well as a reduction in revenue per minute.

Operating costs

     Total operating costs increased from $179.4 million for the nine months ended September 30, 1999 to $304.2 million for the same period in 2000, a 70% increase. Operating costs increased as a percentage of revenue from 53% for 1999 to 63% for 2000. Operating costs have increased as a percentage of revenue partially due to the reduction in revenue earned from IRAS customers, as noted above. During periods of rapid market expansion, such as ICG has experienced in 2000, backhaul and intracity facilities are leased on an interim basis until such time as owned facilities are in service, resulting in an increase of operating expenses as a percent of revenue. It was ICG's intent to complete installation of these owned facilities. However, due to the Company's bankruptcy proceedings and capital limitations, there can be no assurance of when or if these owned facilities will be completed and produce revenue. In addition, due to the Company's curtailed capital deployment plan and the reallocation of resources normally assigned to capital deployment activities, approximately $12 million in operating costs that would have been typically capitalized under the Company's capitalization policies were expensed.

Selling, general and administrative expenses

      Total selling, general and administrative ("SG&A") expenses increased from $180.3 million for the nine months ended September 30, 1999 to $188.9 million for the same period in 2000. SG&A expenses decreased as a percentage of revenue from 54% for 1999 to 40% for 2000. The increase in absolute dollars is principally due to an increase in average staff levels and increased salary and benefits per employee attributable to the new compensation plan implemented in 2000 to remain competitive in the marketplace. The number of full time employees increased from 3,054 at September 30, 1999 to 3,160 at September 30, 2000. Certain of the SG&A increase can also be attributed to increases in facilities costs for new office and switch space as well as increased sales and property taxes and legal and professional fees offset by a net recovery of previously reserved uncollectible amounts. The increase is also offset by a provision of $45.2 million recorded during the nine months ended September 30, 1999 for accounts receivable related to certain elements of transport and termination services provided to ILECs, which the Company believed was uncollectible. During the quarter ended September 30, 2000, the Company reviewed the adequacy of the reserve for bad debts related to its ISP customers as the Company had concerns about the ability of certain of these customers to continue operating and attract future capital given current market conditions, as well as concerns associated with certain contract disputes. As a result, the Company recorded an additional provision of approximately $16.0 million. In addition, a provision for uncollectible accounts in the approximate amount of $4 million was provided for the receivable from one ILEC for termination of local ISP traffic deemed uncollectible because of changes in the regulatory environment.

Depreciation and amortization

      Depreciation and amortization increased from $126.1 million for the nine months ended September 30, 1999 to $236.5 million for the same period in 2000. The increase is primarily due to increased investment in depreciable assets resulting from the expansion of the Company's networks and services as well as a reduction in the overall weighted-average useful life of depreciable assets in service as ICG invests a larger portion of its capital in assets with shorter lives such as routers and computers.

Provision for impairment of long-lived assets

     During the nine months ended September 30, 1999, the Company recorded a provision for impairment of long-lived assets of $29.3 million. This provision related to the impairment of software and other capitalized costs associated with the Company's billing and provisioning system development projects under development. The provision related to management's decision to abandon the billing and provisioning solutions under development.

Net loss on disposal of long-lived assets

      Net loss on disposal of long-lived assets of $2.6 million for the nine months ended September 30, 2000 primarily relates to the write-off of certain frame relay switches no longer in operation.

Interest expense

     Interest expense increased from $151.6 million for the nine months ended September 30, 1999 to $195.4 million for the same period in 2000. Included in interest expense for the nine months ended September 30, 1999 and 2000 was $142.2 million and $165.8 million of noncash interest, respectively. Interest expense also increased due to the increase in debt issued under the senior secured financing facility. Additionally, interest expense is net of interest capitalized related to construction in progress of $9.0 million and $6.6 million during the nine months ended September 30, 1999 and 2000, respectively.

Interest income

      Interest income increased from $11.7 million for the nine months ended September 30, 1999 to $20.4 million for the same period in 2000. The increase is attributable to the increase in cash, cash equivalents and short-term investments resulting from the cash proceeds to the Company of the 8% Series A Convertible Preferred Stock.

Accretion and preferred dividends on preferred securities of subsidiaries

     Accretion of costs and preferred dividends on preferred securities of subsidiaries increased from $45.7 million for the nine months ended September 30, 1999 to $51.4 million for the same period in 2000. The increase is due primarily to the periodic payment of dividends on the 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 (the "14% Preferred Stock") and the 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2009 (the "14 1/4% Preferred

Stock") in additional shares of 14% Preferred Stock and 14 1/4% of Preferred Stock. Accretion and preferred dividends on preferred securities of subsidiaries recorded during the nine months ended September 30, 2000 consists of the accretion of issuance costs and the accrual of the preferred securities dividends associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "6 3/4% Preferred Securities"), the 14% Preferred Stock and the 14 1/4% Preferred Stock.

Loss from continuing operations

      Loss from continuing operations increased from $366.5 million for the nine months ended September 30, 1999 to $482.9 million for same period in 2000 due to the increases in operating costs, SG&A expenses, depreciation and amortization, offset by an increase in revenue and a decrease in the provision for impairment of long-lived assets, as noted above.

Income(loss) on disposal and operation of discontinued operations

     Income (loss)from discontinued operations was a loss of $8.0 million for the nine months ended September 30, 1999 and income of $0.7 million for the same period in 2000. The loss from discontinued operations for the nine months ended September 30, 1999 consists of the combined net losses of Network Services and Satellite Services including an estimated loss on the disposal of Network Services of $8.0 million. Income from discontinued operations in 2000 is from the Zycom legal expenses reimbursed as part of the settlement outstanding with the minority shareholders. (See "Sale of Assets and Discontinued Operations" above for further discussion.)

Extraordinary gain on sales of operations of NETCOM

      The Company reported an extraordinary gain on the sales of the operations of NETCOM during the nine months ended September 30, 1999 of $193.0 million, net of income taxes of $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses of operations of NETCOM from November 3, 1998 through the dates of the sales and approximately $35.5 million of the proceeds was deferred and recognized over the one year term of the MindSpring Capacity Agreement.

Accretion and dividends of 8% Series A Convertible Preferred Stock to liquidation value

      Accretion and dividends of 8% Series A Convertible Preferred Stock to liquidation value is comprised of the dividends and the accretion to liquidation value of the 8% Series A Convertible Preferred Stock of $31.7 million.


Charge for beneficial conversion feature of 8% Series A Convertible Preferred Stock

      Charge for beneficial conversion of 8% Series A Convertible Preferred Stock during the nine months ended September 30, 2000 relates to the charge of $159.3 million of the proceeds of the 8% Series A Convertible Preferred Stock which was allocated to the intrinsic value of the beneficial conversion feature of the convertible preferred securities to additional paid-in capital. As the 8% Series A Convertible Preferred Stock is immediately convertible into shares of ICG common stock, the beneficial conversion feature was recognized immediately as a return to the preferred shareholders during the three months ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred significant operating and net losses as a result of the development and operation of its networks. The Company expects that its operating losses will continue as it operates as a debtor-in-possession as a result of its Chapter 11 bankruptcy filing described in the "Company Overview". The Company does not expect that cash provided by operations will be sufficient to fund the continuation of daily operations of the business during bankruptcy.

     At September 30, 2000, the Company had cash and short term investments of approximately $234.3 million. On November 14, 2000, the Company announced that it had obtained a commitment letter which will provide the Company debtor-in-possession financing for a minimum of $200 million and the potential for an additional $150 million if certain criteria are met. This debtor-in-possession financing is subject to customary pre-closing conditions and is contingent upon Bankruptcy Court approval. The debtor-in-possession financing terms require that the Company's Senior Facility be paid off at the time of the first borrowing. Management believes that current cash, short term investments and the debtor-in-possession financing, along with protection under bankruptcy law, should enable the Company to fund operations through the bankruptcy restructuring process.

     At September 30, 2000, the Company had approximately $2.3 billion of indebtedness outstanding and $1.2 billion of mandatorily redeemable preferred shares. As a result of filing for protection under bankruptcy law, the Company is not currently paying any of the debt service obligations that are outstanding as of November 14, 2000. In addition, future payment of principal and interest on all of the outstanding indebtedness and dividends on the preferred shares is subject to court approval and may be discharged in whole or in part in bankruptcy with proceeds from the court approved plan of reorganization or liquidation of the Company. There can be no assurance that any amounts owed to creditors will be paid or be paid in full.

     As a result of the Company's liquidity problems, the Company's directors did not declare a dividend on the 6 3/4% Preferred Securities that was otherwise payable on November 15, 2000. In addition, the Company has not declared dividends on the 14% and 14 1/4% Preferred Stock.

      In the event that plans or assumptions change, or prove to be inaccurate, significant unexpected expenses are incurred, or cash resources, together with borrowings under the debtor-in-possession financing arrangement, prove to be insufficient to fund operations, the Company may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). There can be no guarantee, however, that additional capital will be available on reasonable terms, or at all.

Net Cash Provided (Used) By Operating Activities

     The Company's operating activities used $48.2 million and provided $139.2 million for the nine months ended September 30, 1999 and 2000, respectively. Net cash used by operating activities for the nine months ended September 30, 1999 includes the extraordinary gain on the sale of Netcom of $193.0 million, partially offset by non-cash transactions such as depreciation and amortization and deferred interest expense. Net cash provided by operating activities for the nine months ended September 30, 2000 is primarily due to the advance payments received pursuant to the IRU agreements.

Net Cash Used By Investing Activities

      Investing activities used $76.6 million and $562.0 million in the nine months ended September 30, 1999 and 2000, respectively. Net cash provided by investing activities for the nine months ended September 30, 1999 includes proceeds from the sales of the operations of NETCOM of $252.9 million and proceeds from the sales of short-term investments available for sale and marketable securities of $60.5 million, offset by cash expended for the acquisition of property, equipment and other assets of $368.1 million and the change in accounts payable and accrued liabilities for the purchase of long-term assets of $3.3 million. Net cash used by investing activities for the nine months ended September 30, 2000 primarily includes cash expended for the acquisition of property, equipment and other assets of $649.1 million and the change in accounts payable and accrued liabilities for the purchase of long-term assets of $50.7 million, partially offset by proceeds from the sale of short-term investments available for sale and marketable securities of $33.0 million. The Company acquired assets under capital leases and pursuant to IRU agreements of $232.5 million during the nine months ended September 30, 2000.

Net Cash Provided By Financing Activities

      Financing activities provided $69.0 million and $535.8 million in the nine months ended September 30, 1999 and 2000, respectively. Net cash provided by financing activities for the nine months ended September 30, 1999 and 2000 include proceeds from the issuance of common stock in conjunction with the exercise of options and warrants and the Company's employee stock purchase plan, offset by principal payments on long-term debt and capital leases and payments of preferred dividends on preferred securities of subsidiaries. Net cash provided by financing activities for the nine months ended September 30, 2000 also includes $95.0 million in proceeds from the issuance of long-term debt and $720.3 million in proceeds from the issuance of the 8% Series A Convertible Preferred Stock partially offset by $179.5 million of payments made on the IRU agreement.

      On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (the "Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. As of September 30, 2000, $84.4 million was outstanding under the loans at weighted average interest rates ranging from 9.26% to 10.06% for the nine months ended September 30, 2000.

      As of September 30, 2000, the Company had an aggregate accreted value of approximately $2.0 billion outstanding under the 13 1/2% Senior Discount Notes due 2005 (the "13 1/2 % Notes"), the 12 1/2% Senior Discount Notes due 2006 (the "12 1/2 % Notes"), the 11 5/8% Senior Discount Notes due 2007 (the "11 5/8 % Notes"), the 10% Notes and the 9 7/8% Notes.

      As of September 30, 2000, an aggregate amount of $1.2 billion was outstanding under the 6 3/4% Preferred Securities, the 14% Preferred Stock, the 14 1/4% Preferred Stock and the 8% Series A Convertible Preferred Stock.

Capital Expenditures

      The Company's capital expenditures including assets acquired with cash, under capital leases and pursuant to IRU agreements were $374.3 million and $881.6 million for the nine months ended September 30, 1999 and 2000, respectively. The Company is in the process of evaluating its future capital expenditure requirements in light of the bankruptcy proceedings and as part of the Company's restructuring plan.

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

     Under the debtor-in-possession financing commitment, the Company's capital expenditures will be significantly restricted. Given this, there is substantial uncertainty about the Company's ability to complete and place in service the Company's $869 million construction in progress balance as of September 30, 2000.

Transport and Termination Charges

Terminating Local Traffic

      ICG records revenue earned under interconnection agreements with incumbent local exchange carriers ("ILECs") as an element of its local services revenue. Many of the ILECs have not paid all of the amounts that the Company has recorded as revenue and have disputed these charges based on the belief that dial-up calls to ISPs are not local traffic as defined by the various agreements and not subject to payment of transport and termination charges under state and federal laws and public policies. In addition, some ILECs, while paying a portion of reciprocal compensation due to ICG, have disputed other portions of the charges.

     ICG has, as of September 30, 2000, a net receivable for terminating local traffic in the approximate amount of $66 million, approximately $29 million of which is due and payable, pursuant to the terms of executed agreements with several ILECs, when regulatory approval of the amendments to the parties' interconnection agreements is obtained. ICG has received cash of approximately $11 million and $94 million during the three months and nine months ended September 30, 2000, respectively, from the ILECs for terminating local traffic.

      The following table represents the amount of revenue ICG has recognized for terminating local traffic of the ILECs during the respective periods ($ in millions):


                Three months ended            Nine months ended
                   September 30,                 September 30,
                1999           2000            1999         2000
            -------------  ------------    -----------  ------------
                $25            $26             $95          $100

      Revenue  for  the  nine  months   ended   September   30,  1999   includes
approximately $22 million for the tandem switching and common transport rate elements, the collection of which was determined to be uncertain in the quarter commencing July 1, 1999. ICG recorded a provision of approximately $45 million against the accounts receivable balances recorded prior to July 1, 1999 in the event the tandem switching and common transport rate element amounts were not ultimately collected. Effective July 1, 1999, ICG ceased recognition of these rate elements as revenue until cash is received but continued to bill and vigorously pursue collection of all amounts due under its interconnection agreements.

      The Company determined in the three months ended September 30, 2000 that approximately $4 million of the revenue previously recognized for terminating ISP traffic for one ILEC may not be collectible due to a changing regulatory environment and has therefore provided a provision for uncollectible accounts.

      During the nine months ended September 30, 2000, ICG entered into agreements to resolve certain disputes with several ILECs that collectively represent approximately 75% of ICG's applicable terminating traffic. One of the agreements has an effective date of December 31, 1999 and the other June 1, 2000. The agreements separately resolve the payment of certain past amounts. The revenue for the nine months ended September 30, 2000 includes approximately $13 million derived from the resolution of previously disputed issues not related to that period and approximately $4.0 million from rates earned pursuant to the previous interconnection agreement, neither of which will recur in subsequent periods.

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

     During the quarter, the Colorado PUC issued a ruling in an ICG arbitration decision that, subject to the outcome of judicial appellate proceedings, denies ICG the ability to collect reciprocal compensation for ISP-bound traffic initiated on the incumbent network and connected on ICG's network in Colorado when a new interconnection agreement between ICG and Qwest Communications (formerly US West) becomes effective. ICG believes that the new interconnection agreement will become effective during the fourth quarter, after the parties execute and receive PUC approval of a new interconnection agreement that complies with the PUC's final arbitration decision. Once effective, the terms in the new agreement concerning compensation for terminating ISP traffic will then be applied retroactively beginning 45 days prior to the effective date of the new agreement. In prior periods, the impacted traffic represented approximately 15% of the Company's applicable terminating traffic.

Other Transport and Terminating Traffic

      ICG has also recognized revenue for other transport and terminating traffic of the ILECs. The amount of revenue recognized, pursuant to ICG's interconnection agreements, during the respective periods ($ in millions):

            Three months ended            Nine months ended
              September 30,                 September 30,
            1999          2000            1999         2000
        -------------  ------------    -----------  ------------
            $ 4            $ 4            $ 12         $ 14

      The revenue for the nine months ended September 30, 2000 includes approximately $3 million derived from the resolution of previously disputed issues not related to the respective periods.

     ICG has, as of September 30, 2000, a net receivable for other terminating traffic in the approximate amount of $26 million, approximately $16 million of which is due from several ILECs and payment in this amount will be received as it is part of a binding agreement, subject only to regulatory approval of amendments to the parties' interconnection agreements. ICG has received cash of approximately $2 million and $8 million, during the three months and nine months ended September 30, 2000, respectively.

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

      While ICG intends to pursue the collection of all receivables related to transport and termination charges and believes that future revenue from transport and termination charges recognized under ICG's interconnection agreements will be realized, there can be no assurance that future regulatory and judicial rulings will be favorable to ICG, or that different reciprocal compensation rates and rate structures will not be adopted when ICG's agreements are renegotiated or arbitrated, or as a result of FCC or state commission proceedings on future compensation methods. ICG believes that different pricing plans will continue to be considered and adopted, and expects that revenue from transport and termination charges likely will decrease as a percentage of total local services revenue from local services in subsequent periods.

     During the six months ended June 30, 2000, ICG successfully negotiated agreements, which assured the recognition and receipt of compensation for terminating ISP traffic and resolved disputed issues with several ILECs as discussed above. The future rates negotiated are generally lower than ICG has been historically receiving and were negotiated for a three-year period subsequent to the date of the agreements. Payment of compensation for terminating ISP traffic at the rates negotiated in these agreements will apply for the term of the agreement, irrespective of any state or federal regulatory or judicial rulings that may be issued over the three-year period of the agreements concerning the applicability of compensation obligations for ISP traffic.

      The revenue from reciprocal compensation is driven by three factors. The number of lines on switch, the minutes of use per line, and the rate under the interconnection agreement. These factors are in a large measure beyond the control of the Company.

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

Interest Rate Risk

     The Company's exposure to market risk associated with changes in interest rates relates primarily to the Company's proposed debtor-in-possession financing which, subject to changes, will incur interest at the LIBOR rate plus 4%.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          On November 14, 2000 the Company filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware. The Company is currently operating as debtors-in-possession under the supervision of the Bankruptcy Court. The bankruptcy petition was filed in order to preserve cash and give the Company the opportunity to restructure its debt.


          During the third quarter 2000 the Company was served with seven lawsuits filed by various shareholders in the Federal District Court for the District of Colorado (Case numbers: 00-S-1864, 00-S-1910, 00-S-1908, 00-S-1945, 00-S-1963, 00-S-1957, and 00-S-1919). All of the
          suits name as defendants the Company, the Company's former CEO, J. Shelby Bryan and the Company's former President, John Kane. Additionally, one of the complaints names the Company's current President, William S. Beans, Jr., as a defendant.

        All of the complaints seek unspecified damages for alleged violations of Rules 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints seek class action certification for similarly situated shareholders. It is anticipated that the lawsuits will be consolidated and that a lead plaintiff's counsel will be chosen by the Court. The Company has retained the law firm of Skadden, Arps, Slate, Meagher & Flom LLP to vigorously defend it against these lawsuits. The Company has also tendered these claims to the Company's insurers. At this time, it is anticipated that the claims against the Company will be stayed pursuant to the Company's filing for bankruptcy. It is uncertain at this time whether these lawsuits will materially adversely effect the Company's financial or operational stability.

        On April 4, 1997, certain shareholders of Zycom filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas (Case No. 97-17777) against the Company, Zycom and certain of their subsidiaries. In this action, the plaintiffs alleged that the Company and certain of its subsidiaries breached certain fiduciary duties owed to the plaintiffs. The Company denied all such allegations. The Company has recently finalized an agreement to settle all claims asserted in this litigation.

        The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Due to the bankruptcy proceedings discussed in note 1 to the Company's unaudited consolidated financial statements for the nine months ended September 30, 2000, the Company is currently in default under the 13 1/2 % Notes, 12 1/2% Notes, 11 5/8% Notes, 10% Notes, 9 7/8% Notes and the Senior Secured Facility. In addition, the Company is in default under the 14 1/4% Preferred Stock, 14% Preferred Stock, 6 3/4% Preferred Securities and 8% Series A Convertible Preferred Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

        (A) Exhibits.

            (10)  Material Contracts.

                  10.1 Amendment to Employment Agreement, dated as of July 12, 2000 by and between ICG Communications, Inc. and Michael D. Kallet.

                  10.2 Employment Agreement, dated as of August 7, 2000 by and between ICG Communications, Inc. and John Colgan.

                  10.3  Employment Agreement, dated as of September 24, 2000 by
                        and  between  ICG  Communications,   Inc.  and  Randall
                        Curran.

                  10.4 Amendment and Waiver No. 4 to the Loan Documents, dated as of September 29, 2000, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent

             (27) Financial Data Schedule.

                  27.1: Financial  Data Schedule of ICG  Communications,  Inc.
                        for the nine months ended September 30, 2000.

        (B) Report on Form 8-K. The following reports on Form 8-K was filed by the registrants during the three months ended September 30, 2000:

            (i) Current Report on Form 8-K dated August 11, 2000, regarding the announcement of earnings information and results of operations for the quarter ended June 30, 2000 of ICG Communications, Inc.

            (ii) Current Report on Form 8-K dated August 25, 2000, announcing the resignation of J. Shelby Bryan as Chairman and Chief Executive Officer on September 22, 2000.

            (iii) Current Report on Form 8-K dated September 18, 2000, regarding the announcement of a revised business plan.

            (iv) Current Report on Form 8-K dated September 19, 2000, announcing the resignation of James Washington as Executive Vice President of Network Services effective September 13, 2000.

            (v) Current Report on Form 8-K dated September 19, 2000, announcing the resignation of Carl E. Vogel as Chairman of the Board of Directors and Chief Executive Officer on September 18, 2000.

            (vi) Current Report on Form 8-K dated November 14, 2000, announcing that the Company and most of its subsidiaries filed for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                INDEX TO EXHIBITS

10.1 Amendment to Employment Agreement, dated as of July 12, 2000 by and between ICG Communications, Inc. and Michael D. Kallet.

10.2 Employment Agreement, dated as of August 7, 2000 by and between ICG Communications, Inc. and John Colgan.

10.3 Employment Agreement, dated as of September 24, 2000 by and between ICG Communications, Inc. and Randall Curran.

10.4 Amendment and Waiver No. 4 to the Loan Documents, dated as of September 29, 2000, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent

27.1 Financial Data Schedule of ICG Communications, Inc. for the nine months ended September 30, 2000.

                                  EXHIBIT 10.1

 Amendment to Employment Agreement, dated as of July 12, 2000, by and between
                ICG Communications, Inc. and Michael D. Kallet.

                                  EXHIBIT 10.2

     Employment Agreement, dated as of August 7, 2000, by and between ICG
                     Communications, Inc. and John V. Colgan.

                                  EXHIBIT 10.3

   Employment Agreement, dated as of September 25, 2000, by and between ICG
                     Communications, Inc. and Randall Curran.

                                  EXHIBIT 10.4

Amendment and Waiver No. 4 to the Loan Documents, dated as of September 29, 2000, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 2000.



                                          ICG COMMUNICATIONS, INC.





Date:  November 20, 2000              By: /s/ Harry R. Herbst
                                          --------------------------------------
                                          Harry R. Herbst, Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Financial Officer)





Date:  November 20, 2000                By: /s/ John V. Colgan
                                            ------------------------------------
                                           John V. Colgan, Senior Vice President
                                           and Controller (Principal Accounting
                                           Officer)

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 2000.



                                          ICG HOLDINGS (CANADA) CO.





Date:  November 20, 2000                By: /s/ Harry R. Herbst
                                            ------------------------------------
                                           Harry R. Herbst, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)






Date:  November 20, 2000                By: /s/ John V. Colgan
                                            ------------------------------------
                                           John V. Colgan, Senior Vice President
                                           and Controller (Principal Accounting
                                           Officer)

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 2000.



                                          ICG HOLDINGS, INC.





Date:  November 20, 2000                By: /s/ Harry R. Herbst
                                            ------------------------------------
                                           Harry R. Herbst, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)






Date:  November 20, 2000                By: /s/ John V. Colgan
                                            ------------------------------------
                                           John V. Colgan, Senior Vice President
                                           and Controller (Principal Accounting
                                           Officer)