Form 10-K
period 2000-12-31
ICG COMMUNICATIONS INC /DE/; ICG HOLDINGS CANADA CO /CO/; ICG HOLDINGS INC
filed 2001-07-23
CIK 1013240, 786343, 1001131

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K
                                   ---------

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 2000

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       (Commission File Number 1-11965)
    ICG COMMUNICATIONS, INC. (Debtor-in-Possession as of November 14, 2000)
                       (Commission File Number 1-11052)
   ICG HOLDINGS (CANADA) CO. (Debtor-in-Possession as of November 14, 2000)
                       (Commission File Number 33-96540)
       ICG HOLDINGS, INC. (Debtor-in-Possession as of November 14, 2000)
          (Exact names of registrants as specified in their charters)

--------------------------------------------------------------------------------
Delaware                                     84-1342022
Nova Scotia                                  Not applicable
Colorado                                     84-1158866
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)
--------------------------------------------------------------------------------
161 Inverness Drive West                     Not applicable
Englewood, Colorado 80112

161 Inverness Drive West                     c/o ICG Communications, Inc.
Englewood, Colorado  80112                   161 Inverness Drive West
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

Securities registered pursuant to Section 12(b) of the Act:
--------------------------------------------------------------------------------
                                Title of class
--------------------------------------------------------------------------------
                                Not applicable
                                Not applicable
                                Not applicable
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
--------------------------------------------------------------------------------
                                                  Name of each exchange on which
           Title of each class                              registered
--------------------------------------------------------------------------------
Common Stock, $.01 par value                      OTC Market
(52,045,443 shares outstanding as of
June 20, 2001)
Not applicable                                    Not applicable
Not applicable                                    Not applicable
--------------------------------------------------------------------------------

        Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [_] Yes [X] No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

        As of June 20, 2001 the aggregate market value of ICG Communications, Inc. Common Stock held by non-affiliates (using the closing price of $0.10 on June 20, 2001) was approximately $5,204,544.

        ICG Canadian Acquisition, Inc., a wholly owned subsidiary of ICG Communications, Inc., owns all of the issued and outstanding common shares of ICG Holdings (Canada) Co.

        ICG Holdings (Canada) Co. owns all of the issued and outstanding shares of common stock of ICG Holdings, Inc.

                               Table of Contents

PART I...............................................................................................................           1
    ITEM 1.  BUSINESS................................................................................................           1
             --------
             Overview................................................................................................           1
             Bankruptcy Proceedings..................................................................................           3
             Asset Impairment........................................................................................           4
             Industry................................................................................................           5
             Business and Strategy...................................................................................           6
                Dial-Up Services (ISP Business)......................................................................           6
                Point-to-Point Broadband, Switched Access and SS7 Services...........................................           9
                Corporate Services...................................................................................          10
             Sales and Marketing.....................................................................................          11
             Network and Facilities..................................................................................          12
             Competition.............................................................................................          13
             Regulatory Activity.....................................................................................          14
             Financing Activities....................................................................................          16
             Employees...............................................................................................          17

    ITEM 2.  PROPERTIES..............................................................................................          18
             ----------
    ITEM 3.  LEGAL PROCEEDINGS.......................................................................................          18
             -----------------
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................          19
             ----------------------------------------------------

PART II..............................................................................................................          20
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................          20
             ---------------------------------------------------------------------
    ITEM 6.  SELECTED FINANCIAL DATA.................................................................................          22
             -----------------------
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................          26
             -------------------------------------------------------------------------------------

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................          45
             ----------------------------------------------------------
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................          46
             -------------------------------------------
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................          46
             -----------------------------------------------------------------------------------

PART III.............................................................................................................          47
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..........................................................          47
             ----------------------------------------------
    ITEM 11. EXECUTIVE COMPENSATION..................................................................................          50
             ----------------------
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................          57
             --------------------------------------------------------------
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................          59
             ----------------------------------------------

PART IV..............................................................................................................          60
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORT ON FORM 8-K...........................................          60
             -------------------------------------------------------------
             Financial Statements....................................................................................          60
             Report on Form 8-K......................................................................................          74
             Exhibits................................................................................................          75
             Financial Statement Schedule............................................................................          75

             FINANCIAL STATEMENTS.....................................  F-1
             FINANCIAL STATEMENT SCHEDULE.............................  S-1

                                    PART I

     Unless the context otherwise requires, the term "Company", "ICG" or "Registrant" means the combined business operations of ICG Communications, Inc. and its subsidiaries, including ICG Holdings (Canada) Co. ("Holdings-Canada"), ICG Holdings, Inc. ("Holdings") and ICG Services, Inc. ("ICG Services"). All dollar amounts are in U.S. dollars.

     The Business section and other parts of this Report contain "forward-looking statements" intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements include words such as "intends," "anticipates," "expects," "estimates," "plans" and "believes," and other similar words. Additionally, statements that describe the Company's future plans, objectives or goals also are forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results include, but are not limited to, the following:

  . The uncertainty of the Company's future as a result of filing for protection under bankruptcy law;
  .  The formulation, approval and confirmation of a plan of reorganization;
  . The significant amount of indebtedness incurred by the Company and the Company's ability to successfully restructure this indebtedness;
  .  The possibility  of continued operating losses;
  . The Company's ability to successfully maintain commercial relationships with its critical vendors and suppliers;
  .  The Company's ability to retain its major customers on profitable terms;
  .  The extensive competition the Company will face;
  . The Company's ability to attract and retain qualified management and employees;
  . The Company's ability to access capital markets in a timely manner, at reasonable costs and on satisfactory terms and conditions; and
  . Changes in, or the Company's inability to comply with, existing government regulations.

ITEM 1.  BUSINESS
         --------

OVERVIEW

     ICG provides voice, data and Internet communication services. Headquartered in Englewood, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure offering:

   . Dial-Up services including primary rate interface ("PRI") and remote access services ("RAS") (sometimes referred to as "managed modem services") on a wholesale basis to national and regional Internet service providers ("ISPs").

  . Point-to-Point Broadband service providing traditional special access service to long distance and long-haul carriers and medium to large-sized corporate customers, as well as switched access and SS7 services.

  .  Corporate Services, primarily retail voice and data services to businesses.

Services and Customers
----------------------

     Through its Dial-Up business (referred to in previous filings as the "ISP Business"), the Company provides nationwide Internet access services to ISP customers by connecting its 27 major markets and approximately 175 data points of presence ("POPs") to its nationwide data network. ICG's customers include some of the largest national and regional ISPs. As of May 2001, the Company had approximately 570,000 ISP customer ports in service.

     ICG also provides Point-to-Point Broadband services to interexchange carriers ("IXCs") and end-user business customers. This service provides dedicated bandwidth and offers DS1 to OC-192 capacity to connect: (i) long-haul carriers to a local market, to large companies and to other long-haul carrier facilities; or (ii) large companies to their long distance carriers and other corporate facilities. Point-to-Point Broadband services are a rapidly expanding segment of the telecommunications market as they provide customers with dedicated capacity.

     The Company's Corporate Services business (referred to in previous filings primarily as the "Commercial Business") offers local, long distance, enhanced telephony and data services to businesses over its fiber optic networks located in major metropolitan areas in California, Colorado, Ohio, Texas and the Southeast. As of May 2001, Corporate Services' customers accounted for approximately 195,000 access lines.

Network
-------

     To provide its service offerings, ICG combines its metropolitan and regional fiber network infrastructure, 43 voice and data switches (down from 47 switches as of December 31, 2000), nationwide data backbone, data POPs, 26 asynchronous transfer mode ("ATM") switches and 67 private and seven public Internet peering arrangements. The Company's data network is supported by an OC-48 capacity nationwide fiber optic backbone currently operating at OC-3/OC-12 capacity. The design of the physical network permits the Company to offer flexible, high-speed telecommunications services to its customers.

     The regional network infrastructure consists of fiber optic cables and associated advanced electronics and transmission equipment. The Company's network is generally configured in redundant synchronous optical network ("SONET") rings to make the network accessible to the largest concentration of telecommunications intensive business customers within a given market. This network architecture also offers the advantage of uninterrupted service in the event of a fiber cut or equipment failure, thereby resulting in limited outages and increased network reliability in a cost efficient manner.

BANKRUPTCY PROCEEDINGS

     During the second half of 2000, a series of financial and operational events materially impacted ICG and its subsidiaries. These events reduced the Company's expected revenue and cash flow generation for the remainder of 2000 and 2001, which in turn jeopardized the Company's ability to comply with its existing senior secured credit facility (the "Senior Facility"). As a result of these and other events, on November 14, 2000 (the "Petition Date") ICG and most of its subsidiaries (except for certain non-operating entities), filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal Court for the District of Delaware (the "Bankruptcy Court"). The filings were made in order to facilitate the restructuring of the Company's debt, trade liabilities and other obligations. The Company and its filing subsidiaries are currently operating as debtors-in-possession under the supervision of the Bankruptcy Court.

     Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders are expected to be substantially altered. As a result of these bankruptcy proceedings, virtually all liabilities, litigation and claims against the Debtors that were in existence as of the Petition Date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general, the effects of such cases on the Company's business, or the effects on the interests of creditors and shareholders. Because of the bankruptcy filings, all of the Company's liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise. The Company anticipates that it will present a formal plan of reorganization to the Bankruptcy Court during 2001. No assurance can be given, however, that the plan will be approved or that the Company will be successful in reorganizing its affairs within the Chapter 11 proceedings.

     Further, due to the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Consequently, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization, adequate sources of capital, customer and employee retention, the ability to provide high quality services and the ability to sustain positive results of operations and cash flows sufficient to continue to operate. In September 2000, the Company initiated an internal restructuring process in order to conserve capital and address various financial issues. To lead the restructuring, the Company hired Randall Curran as its Chief Executive Officer. The Company also retained Zolfo Cooper, LLC as its restructuring advisor and Wasserstein Perella & Co. as its financial advisor.

     In conjunction with the bankruptcy filing, the Company secured a Debtor-in-Possession Revolving Credit Agreement (the "Credit Agreement") of up to $350 million, which was subsequently amended to $200 million. The Credit Agreement, combined with the Company's $214.7 million cash and short-term investments as of December 31, 2000, are expected to be sufficient to fund operations through the end of the bankruptcy process.

     ICG is focusing on improving its overall profitability and began a restructuring process in the second half of 2000 that has resulted in a substantial reduction in operating and capital expenditures. These reductions include reducing the full-time employee count from 2,975 at the end of the second quarter of 2000 to 2,054 as of year-end 2000, and 1,433 as of May 2001. The Company has met with essential vendors in an effort to ensure continued access to required equipment and services. The Company is also executing a customer retention campaign designed to enhance customer relationships throughout the restructuring process and thereafter. ICG anticipates these restructuring efforts will conserve capital, enhance profitability and assist in retaining key customers.

     During the pendancy of its Chapter 11 case, the Company has continued to provide on-going services to its customers while implementing a revised strategy intended to meet customer commitments and maximize short-term cash flow. Under the revised strategy, the Company's operations will focus on existing markets where the Company has capacity thereby allowing the Company to add customers for nominal incremental cost and earn a better return on existing assets. In addition, the Company intends to focus on product sales that utilize existing infrastructure to reduce capital required in the short-term. In general, the Company will scale its geographic expansion and delivery of new products to better match its network capacity, technical capabilities and capital availability. The Company's 22-city expansion plan originally scheduled for completion at year-end 2000 has been postponed indefinitely.

ASSET IMPAIRMENT

     As a result of adverse changes in the capital markets, downward trends in the telecommunications segment of the economy, and the subsequent deterioration in the value of telecommunication assets, including the Company's operating assets, the Company undertook an extensive analysis of its business plan during late 2000 and the first half of 2001. As a result, the Company prepared a detailed business plan that gave appropriate consideration to the environmental factors noted above and which has resulted in the Company recording a substantial asset impairment.

     The Company has provided for the impairment of long-lived assets, including goodwill, pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such events include, but are not limited to, a significant decrease in the market value of an asset, a significant adverse change in the business climate that could affect the value of an asset or a current period operating or cash flow loss combined with a history of operating or cash flow losses. An impairment loss is recognized when estimated undiscounted future cash flows, before interest, expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the estimated fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows, appraisals or other pricing models.

     The analysis performed by the Company indicated that there was a significant shortfall of cash flows compared to the carrying value of the Company's long-lived tangible and intangible assets and that an impairment had occurred. For purposes of calculating the amount of the impairment the Company has segregated its long-lived assets into three categories: intangible assets, consisting primarily of goodwill, tangible assets to be disposed of, and tangible assets to be utilized in ongoing operations.

     As a result of the analysis of shortfalls of cash flows to carrying values of assets, all intangibles, consisting primarily of goodwill, have been written off as of December 31, 2000, resulting in an impairment charge of approximately $80 million.

     Additionally, the Company has determined that certain assets will not be utilized under the business plan and will be held for resale. The fair value of assets held for resale is based on current appraisals or purchase offers, less cost to sell. Assets held for resale are comprised primarily of: (i) assets under construction in late 2000 where the incremental capital required to place the asset in service for revenue generation was not available, and (ii) assets in service or under construction that were not required to meet expected future customer demand as defined in the business plan. The net book value of assets to be disposed of prior to the impairment was $165 million. An impairment of approximately $124 million was reflected in the financial statements as of December 31, 2000 to reduce these assets to their fair value of approximately $41 million. These assets have not been segregated as current assets in the accompanying consolidated financial statements as of December 31, 2000 and are included in property and equipment because the sales are subject to final Bankruptcy Court approval.

     Management, in consultation with its financial advisors, determined that the fair value of tangible assets to be utilized in ongoing operations was $550 million at December 31, 2000, based primarily on the present value of discounted cash flows; although the Company also took into consideration several other valuation techniques, including asset appraisals and current market capitalization. As a result, the Company has recorded an impairment charge as of December 31, 2000 of approximately $1.5 billion related to tangible assets to be used in the ongoing operations of the Company.

     The values assigned to assets if the Company emerges from bankruptcy may be different from the fair value assigned to the long-lived assets as of December 31, 2000. Under accounting guidelines commonly referred to as "Fresh Start", the fair value of all assets of the Company will be estimated as it emerges from bankruptcy in conformity with generally accepted accounting principles ("GAAP"), (specifically APB Opinion 16, Business Combinations). The assumptions regarding capital structure and availability, business environment and the enterprise value determined at the date of emergence from bankruptcy may differ from those used in the impairment analysis.

INDUSTRY

     Industry revenue for the U.S. Internet access market is expected to increase from approximately $8 billion in 1999 to over $30 billion in 2005, reflecting expanded market size as well as enhanced service offerings. (See, JP Morgan Securities Inc. Equity Research, Telecom Services, September 8, 2000 p. 41, citing IDC, Forrester Research, Gartner Group and JPMS estimates.) The number of Internet subscribers have grown dramatically in the past two years and rapid growth is expected to continue in the coming three years. Growth in Internet use will come in the form of dial-up modem access in the near-term and transition to higher growth from emerging broadband access methods. In a year 2000 report, eMarketer, which consolidates various estimates, estimated that dial-up subscribers will grow from approximately 34 million in 1999 to approximately 55 million in 2003. At the same time, broadband subscribers (cable and digital subscriber lines ("DSL")) were expected to grow from approximately 2 million to 21 million. The number of users per household and the time connected to the Internet is also expected to increase. Based on a May 2001 study by McKinsey & Company and JP Morgan H&Q, access ports serving an average of 8.9 Internet subscribers per port in 2000 will be reduced to 6.4 subscribers per port by 2005, driving increased demand for access ports to support existing dial-up subscribers. More users and increased usage of the Internet are expected to further increase the demand for ISP access ports as sold by the Company.

     Revenue from Point-to-Point Broadband services, also referred to as special access or private line service, is forecast to grow from an estimated industry total of approximately $13 billion in 2000 to $34 billion in 2005; a 21% compounded annual growth rate. (See JP Morgan Securities Inc. Equity Research, Telecom Services, September 8, 2000, p. 50, citing the FCC, IDC, company reports, JPMS estimates September 2000.) The Company expects to benefit from this industry growth.

     Local telephone and data service is estimated to generate over a $100 billion in annual revenues. According to May 2001 Federal Communications Commission ("FCC") data, competitive local exchange carriers ("CLECs") nearly doubled their market share of end-user access lines from 4.4% to 8.5% as of December 31, 1999 and 2000, respectively. CLECs such as ICG are forecast to gain an increasing share of this large market.

BUSINESS AND STRATEGY

     As a result of the Company's financial difficulties during the second half of 2000 and its subsequent filing for bankruptcy protection, the Company has dramatically scaled back its expansion plans and has revised its business plan to better leverage its existing capital and network infrastructure. More specifically, the Company has focused its product offerings to include Dial-Up Internet access, Point-to-Point Broadband and Corporate Services, with an emphasis in growth from Dedicated Internet Access ("DIA") going forward. The Company has withdrawn certain products and services and has indefinitely postponed plans to offer certain new products and enter new markets. Moreover, the Company is transitioning all of its DSL customers to other vendors and terminating all contracts with customers using the voice over Internet protocol ("VoIP") product.

     Dial-Up Access (ISP Business)

     In early 1998, the Company acquired a nationwide data network as part of its acquisition of NETCOM On-Line Communication Services, Inc. As a result, ICG began providing Internet access services to ISPs and other customers over this data network.

     The data network is supported by the Company's nationwide fiber optic backbone that connects to major public and private peering connections and private peering sites with major ISPs and IXCs. The network, in combination with certain leased long-haul assets, carries data traffic associated with the Company's ISP business. The design of the physical network permits the Company to offer flexible, high-speed services to its customers.

     The Company targets a variety of data access and transport services to ISP and corporate customers. It is not economically feasible for many ISPs to build and maintain their own networks and consequently they prefer to outsource network facilities management in order to focus internal resources on their core ISP business. To this end, ICG offers PRI, private label remote access service ("PL-RAS") and Internet remote access service ("IRAS") to ISPs to manage their Internet access requirements from connection to facilities management responsibilities.

     Services

     PRI
     ---

     PRI uses ICG's network to route ISP end-user calls from the public switched network to the ISP-owned modem banks. The end-user dials up the ISP and the call is sent through the public network and routed to the ICG switch, which then routes the call to the ISP-owned modem banks or RAS equipment. The RAS equipment is typically collocated at an ICG central office facility. If the ISP is not collocated, a Point-to-Point Broadband connection is required between the ISP's POP and the ICG central office.

     PRI is priced per port per month. The Company's direct costs are mainly for leased DS3 lines that connect the public network to the ICG switch or for leased T1 lines between the ICG switch and an ISP POP that is not collocated.

     PL-RAS
     ------

     Remote access services are value-added services for which the customer pays network management service fees. In return, the ISP has significantly reduced capital expenditures and can quickly expand its geographical footprint over ICG's data network. PL-RAS eliminates the need to route ISP traffic to ISP-owned modem banks, because ICG acts as an aggregator of ISP traffic. PL-RAS utilizes ICG-owned switches and modems to "connect and send" customer data packets to the ISP's POP, which is usually collocated in an ICG central office. From there, the ISP will either route the traffic to the Internet or to its own network. This service limits the ISP's capital deployment by eliminating the need to purchase separate modem banks in locations around the country.

     In 2000, the Company also offered PL-RAS service to ISPs that are not physically located in the same city. In this case, ICG RAS equipment routes the traffic to the nearest ICG hub and onto the network backbone. The traffic is carried over the Company's backbone to another ICG hub connected to the ISP. From this point, the ISP routes the traffic to the Internet or to its own system. PL-RAS is charged per port per month, typically under multi-year contracts. The Company maintains PL-RAS service to existing customers, but no longer offers PL-RAS to new customers.

     IRAS
     ----

     IRAS adds an additional layer of network management as it "connects, sends and routes" customer data traffic. This service has the capability to send data directly over ICG's network to the Internet, allowing the ISP to outsource its infrastructure and create a national footprint with minimal investment in fixed assets. The Company estimates that approximately 65% of ISP traffic can bypass the ISP.

     IRAS is charged per port per month, typically under multi-year contracts. The Company's costs to provide this service are mainly related to the connection charges to the public network, either for a leased DS3 for on-switch traffic or for a leased PRI for off-switch traffic. Costs also include network backbone and backhaul costs to transfer traffic to the ICG hub closest to the ISP point of presence.

     Customers

     ICG's Dial-Up customers include some of the largest national and regional ISPs. As of May 2001, the Company had approximately 570,000 ISP customer ports providing PRI and remote access services. At an industry average of nine end-users per port, ICG estimates that its systems have the capacity to serve approximately 10% of all dial-up Internet subscribers in the United States.

     In late 1999 and early 2000, the Company experienced significant customer demand for its IRAS product, well in excess of expectations. Accordingly, aggressive build-out targets were set to meet this demand. The Company, however, experienced delays and unexpected difficulties associated with new technologies and scaling its network and operating systems. These factors, among others, contributed to the Company's network performance dropping below the agreed upon service levels between the Company and certain IRAS customers. These issues did not impact any of the Company's other services. The Company issued service credits to customers to whom service did not meet contractual requirements during the third and fourth quarters of 2000. In addition, commitments for future IRAS line installations were reduced or cancelled.

     Network performance with respect to the IRAS product continues to be a top priority for the Company. By year-end 2000, the log-on success rate for the IRAS product had significantly improved and the Company was able to consistently meet or exceed customer expectations. Despite the Company's recent success in improving customer service, there is no assurance that the Company will not experience additional network problems. Additionally, there is no guarantee that the Company will be able to maintain existing IRAS customers or obtain new customers. In the event the Company is not successful in maintaining its IRAS customers or obtaining new customers, the Company's revenue expectations will be significantly reduced.

     The current economic climate has negatively impacted many business sectors including ISPs, some of which are customers of the Company's Dial-Up services. As a result, certain of the Company's ISP customers have scaled back services ordered from the Company or, in some instances, have filed for bankruptcy protection. However, the vast majority of the Company's Dial-Up access revenue is generated by large ISPs who have greater resources and are expected to maintain their businesses and ability to pay through the current economic downturn.

     Point-to-Point Broadband, Switched Access and SS7 Services

     Services

     Point-to-Point Broadband
     ------------------------

     ICG provides Point-to-Point Broadband services to long distance companies, long-haul providers, ISPs and large end-user business customers. Point-to-Point Broadband involves providing a dedicated facility used: (i) to connect end-user customers to a long distance carrier's facilities; (ii) to connect a long distance carrier's facilities to the local telephone company's central offices; or (iii) to connect different facilities of the same carrier or one carrier to another within the same local calling area. Point-to-Point Broadband is offered at DS1, DS3, OC-3, OC-12, OC-48 and OC-192 capacities (with availability depending upon location). Point-to-Point Broadband services are high-margin and a growing business that currently accounts for approximately 80% of this category's revenues.

     Switched Access
     ---------------

     Switched access services include interstate and intrastate transport and switching of calls between two carriers or a carrier and an end-user. By using ICG to switch (terminate or originate) a call, it reduces the long distance carrier's local access cost, which is a major operating expense.

     SS7
     ---

     SS7 services are used to connect long distance (including wireless) and local exchange carriers' networks, and the SS7 signals between network elements to provide faster call set-up and more efficient use of network resources. ICG is one of the largest providers of SS7 services in the U. S.

     Customers

     ICG provides Point-to-Point Broadband, switched access and SS7 services to a customer base that is comprised primarily of IXCs and large-sized businesses. Approximately 40% of revenue from this category is generated from the Company's top ten customers.

     Corporate Services

     After the passage of the Federal Telecommunications Act of 1996, ICG positioned itself as a CLEC and targeted the small to medium-sized business market. The Company is currently targeting the medium to large-sized business market, which it believes represents a good growth opportunity. While the demand for voice services by businesses has been relatively stable, the demand for data services in commercial applications is expected to increase significantly over the next several years as this customer segment addresses its growing need for data connections, greater bandwidth and the need to outsource network and information technology ("IT") infrastructure. ICG has attempted to position itself to take advantage of these industry trends with its established CLEC customer base and existing voice and data networks.

     Services

     Voice
     ------

     Competitive local dialtone service consists of basic local exchange lines and trunks with business-related voice line features (e.g. voicemail), local calling, and local toll calling. Under the Company's revised business strategy, sales of voice services will concentrate on customers with a minimum of 12 lines in areas where the Company has switch capacity. The Company's long distance service offering provides voice transmission outside of the local exchange. The Company has focused on providing voice services in the following five operating regions in the United States: California, Colorado, Ohio, Texas and parts of the Southeast.

     Dedicated Internet Access ("DIA")
     ---------------------------------

     DIA provides dedicated bandwidth from a customer's premises directly to the Internet at T-1 and T-3 speeds using ICG's more than 70 peering arrangements. In order to meet corporate customer needs for Internet connectivity, the Company introduced DIA service in late 2000. The Company plans to emphasize this product going forward, offering full T-1 and full/fractional T-3 connections. According to a Frost & Sullivan 2000 report, the DIA market is projected to triple between 1999 and 2005. The Company anticipates offering its DIA services in a limited number of markets in 2001 and expanding its footprint thereafter. ICG is well positioned to penetrate this market by leveraging its existing investment in metropolitan fiber and nationwide backbone capacity.

     Customers

     During 2000, ICG's Corporate Services customers were primarily small to medium-sized business customers in regional markets, purchasing voice, data or a bundled package including enhanced services. Business customer lines grew from approximately 165,000 at the beginning of 1999 to approximately 230,000 at the end of 2000. Subsequently, customer lines declined to approximately 195,000 as of May 2001. As part of the Company's revised 2001 business plan, the Company reduced the types of service and regions in which it would offer voice services. As a result, affected customers have been, or are in the process of being, transitioned to other providers. Growth in the Corporate Service business is anticipated to come primarily from expansion of DIA sales and enhanced voice services to generate incremental margin.

     The Corporate Services business has a large customer base, of which no single customer accounts for a significant portion of revenue.

SALES AND MARKETING

Sales
-----

     The Company's sales organization is split into a national account team, who typically handle the large Dial-Up and Point-to-Point Broadband accounts, and a regional account team, who typically handle the Company's Corporate Services' accounts.

     The national sales organization is made up of eight national account managers in addition to approximately ten technical and service support personnel. National account managers' responsibilities include new sales, relationship management and contract negotiation. Until recently, the Company had a separate sales force for the special access and Point-to-Point broadband services, however this sales team was merged into the national team to take advantage of the synergies inherent with a simplified sales force. The national sales group focuses on customers that will allow ICG to expand into various markets at attractive margins, thereby providing a platform from which to sell additional services.

     The regional sales team consists of approximately 35 managers and account executives together with a technical consultant and order coordinator for each account executive. This team is responsible for the account from the initial sale through post-installation customer care. The team structure is designed to streamline the order process and improve customer service. Teams are present in each market where the Company offers Corporate Services. In conjunction with the effort to better match sales with provisioning and economic objectives, the regional sales force has been restructured so that the number of account executives in any given market is based on existing customers, available capacity and market opportunity. In addition, the ratio of sales managers to account executives is set at five to one, reducing the need for a manager in each market.

Marketing
---------

     During 2000, the Company targeted smaller business customers having 50 to 100-voice and data users for Corporate Services, both large and regional ISPs for Dial-Up and primarily interexchange carriers for Point-to-Point Broadband services. Going forward, target Corporate Services customers will have 50-500 users and sales will focus on DIA with voice services targeted at the DIA customers. Point-to-Point Broadband will be marketed to large businesses as well as interexchange carriers. Sales and marketing of all services will concentrate on those regions where the Company has existing capacity and network infrastructure.

     Starting in the fall of 2000, the Company discontinued most of its advertising campaigns and focused its efforts on customer retention.

NETWORK AND FACILITIES

Regional Network Assets
-----------------------

     As of May 2001, ICG's regional network assets included 43 voice and data switches (down from 47 as of December 31, 2000) in 27 metropolitan service areas ("MSAs") and 5,580 miles of leased or owned regional and metropolitan fiber comprising 166,498 local fiber strand miles. In addition, the Company has two voice and data switches in hibernation that it will place into service as capacity is needed. The majority of the Company's local fiber networks are built in SONET rings that encircle a metropolitan area. This ring architecture is intended to be accessible to the largest concentration of telecommunications intensive business customers within a given market and provides fiber redundancy to ensure uninterrupted service. As of May 2001, ICG connected 8,735 buildings to its network through on-net (i.e., connected to the ICG network via ICG-owned fiber) and hybrid (i.e., connected to the ICG network via third-party fiber) applications, of which 925 buildings are connected on-net. In addition, the network is constructed to access long distance carriers as well as end-user telecommunications traffic in a cost efficient manner that lends itself to providing cost-competitive Point-to-Point Broadband and switched access services.

     ICG has considerable assets under various stages of construction, many of which are substantially complete. The majority of these assets are uninstalled transport and switch equipment, software development and new network construction. The Company has some switch equipment which it may or may not complete and the Company is currently reviewing options to sell these assets.

Nationwide Network Architecture
-------------------------------

     ICG's nationwide data backbone includes OC-3/OC-12 long-haul fiber capacity connecting nine major metropolitan areas. The fiber backbone is connected to 26 ATM switches and approximately 175 POPs with high performance routers. The Company has peering arrangements at seven public peering sites: MAE East (Washington D.C.), MAE West (Santa Clara, CA), MAE West ATM, MAE Dallas ATM, PacBell (San Jose, CA), Sprint NAP (Newark, NJ), and Ameritech (Chicago, IL).
In addition, the Company has peering arrangements with approximately 70 private companies such as IXCs and major ISPs, some with multiple locations. The Company also owns and leases dedicated lines throughout the United States. The Company is currently in the process of consolidating numerous data POPs as part of its cost reduction efforts.

     The majority of the Company's long-haul capacity is obtained through 20 year indefeasible right of use ("IRU") agreements with Qwest. The Company currently has OC-12 capacity in service connecting: San Jose; Los Angeles; Denver; Dallas; Atlanta; Washington D.C.; Newark; and Chicago, with plans to upgrade routes from Denver and San Jose to Seattle in the third quarter of 2001 (now using OC-3 capacity). The Company has the potential to upgrade the current OC-12 routes to OC-48 capacity by placing its additional OC-12 capacity into service.

     Certain assets are shared by each of the business sectors in order to provide integrated service and customer care for the Company's customers, including an operations support system and an advanced network operations center located in Colorado. ICG provides PRI, PL-RAS and IRAS to its ISP customers using the same local fiber and switches as utilized by the Company's Corporate Services business.

COMPETITION

     The Company participates in several sectors of the telecommunications service industry, all of which are highly competitive. In addition, numerous competitors, including major telecommunications carriers, have rapidly expanded their network capabilities in order to service the ISP industry.

     The Company's competitors in the dial-up Internet access market possess (or will possess) significant network infrastructure enabling them to provide ISPs with capacity and access to the Internet. The Company's primary competitors in this revenue category include Level 3, MCI WorldCom, Genuity and the incumbent local exchange carriers ("ILECs"). While the Company believes that its network and products will enable it to compete in this industry sector, some of the Company's competitors have significantly greater market presence, brand recognition, financial, technical and personnel resources than the Company. There can be no assurance that the Company will be able to compete effectively with these companies.

     In the Corporate Services and Point-to-Point Broadband sectors, the Company competes in an environment dominated by the ILECs. The ILECs have long-standing relationships with their customers and provide those customers with various transmission and switching services. The ILECs also have the potential to subsidize access and switched services with revenue from a variety of businesses and historically have benefited from certain state and federal regulations that have provided the ILECs with advantages over the Company. Also included among the Company's current competitors in this sector are other CLECs, wireless service providers and private networks built by large end-users. In addition, competitors in this industry sector include IXCs such as AT&T and MCI WorldCom. Further, potential competitors have arisen using different technologies, including cable television companies, utilities, ISPs, ILECs outside their current local service areas, and the local access operations of long distance carriers. Many of the Company's actual and potential competitors have greater financial, technical and marketing resources than the Company.

     The Company is aware that consolidation of telecommunications companies, including mergers between certain of the ILECs, between long distance companies and cable television companies and between long distance companies and CLECs, and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to increased competition. One of the primary purposes of the Telecommunications Act is to promote competition, particularly in the local telephone market. Since enactment, several telecommunications companies have indicated their intention to aggressively expand into many segments of the telecommunications industry, including segments in which the Company participates or expects to participate. This may result in more participants than can ultimately be successful in a given market.

     While strong competition currently exists in all sectors of the industry, the Company believes that the demand for voice and data services by business customers provides expanded opportunities for providers such as the Company. There can be no assurance, however, that sufficient demand will exist for the Company's network services in its selected markets, that market prices will not dramatically decline or that the Company will be successful in executing its revised business strategy in time to meet new competitors, or at all.

REGULATORY ACTIVITY

     Each of ICG's current service categories (Dial-Up, Point-to-Point Broadband and Corporate Services) incurs some form of regulatory oversight from state and/or federal regulatory authorities. For example, most of the services offered by the Dial-Up business (i.e., managed modem services) are unregulated. However, certain regulatory provisions, including prohibitions against price discrimination, are typically enforced by state regulatory agencies. With respect to the Point-to-Point Broadband business, the Company's primary regulatory compliance responsibility relates to the collection of access charges for both originating and terminating traffic. The application and collection of access charges are regulated by both state and federal agencies. Finally, Corporate Services, including the provisioning of facilities used to carry voice traffic, has traditionally incurred significant regulatory oversight.

General Operational Issues
--------------------------

     The Federal Telecommunications Act of 1996 (the "Telecommunications Act") generally requires ILECs to negotiate agreements to provide interconnection and nondiscriminatory access to their local telecommunications networks and other essential facilities. However, each new agreement, as well as renewals of the original agreement, in some cases, are subject to negotiations with each ILEC. Where the parties cannot agree on negotiated terms and conditions of the agreements, the Company may petition the proper state regulatory agency to arbitrate disputed issues. The terms of an arbitrated agreement are subject to review by the federal courts.

     The Company has executed interconnection agreements with every major ILEC and while the initial terms of some of those agreements have expired or are soon expiring, the Company is in the process of renegotiating and extending the terms of those agreements.

     Reciprocal compensation has historically constituted an important source of revenue for the Company. Reciprocal compensation is payment by the carrier of an originating voice or Internet bound call to a carrier that terminates the call. In effect, the payment constitutes reimbursement of costs associated with call termination. Typically, reciprocal compensation is treated by the Company as being comprised of two separate elements. The first element, local reciprocal compensation, relates to costs incurred as a result of the termination of calls that originate and terminate within the same local access transport area ("LATA"). The second element, intra-LATA toll reciprocal compensation, refers to those calls that originate within the LATA, but are terminated in a different local calling area.

     The Company believes that it is entitled to receive reciprocal compensation from ILECs for the transport and termination of Internet bound calls originated by ILEC customers pursuant to various interconnection agreements and as codified by a number of state utility commissions. However, as a means of gaining certainty with respect to the continued collection of reciprocal compensation revenue, the Company negotiated voluntary settlement agreements with certain ILECs that provide for the payment of compensation for terminating ISP traffic. These agreements expire at dates ranging from May 2002 to December 2003.

     In April 2001, the Federal Communications Commission ("FCC") issued an order on reciprocal compensation which, if not overturned on appeal, will eventually eliminate carrier-to-carrier payments for termination of ISP traffic after a 36-month transition period. The Company believes that the FCC order will have no effect on its existing interconnection agreements that require the payment of reciprocal compensation or the aforementioned voluntary settlement agreements. Thus, the FCC order will have no material affect on the ability of the Company to collect reciprocal compensation during the terms of those respective agreements. Notwithstanding the foregoing, the Company anticipates that reciprocal compensation will be a decreasing source of revenue after 2003.

Federal Regulation
------------------

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

State Regulation
----------------

     In general, state public utility commissions have regulatory jurisdiction over the Company when Company facilities and services are used to provide local and other intrastate telecommunications services. Under the Telecommunications Act, state commissions continue to set regulatory requirements for providers of local and intrastate long distance services, including service quality standards. State regulators typically set prices for interconnection between CLEC and ILEC networks, for the provision of unbundled network elements by the ILECs. In certain states, the utility commission has the authority to scrutinize the rates charged by CLECs for intrastate long distance and local services. The Company's provision of local dial tone and intrastate switched and dedicated services are classified as intrastate and therefore subject to state regulation. To provide intrastate service (particularly local dial tone service), the Company generally must obtain a Certificate of Public Convenience and Necessity ("CPCN") from the state regulatory agency prior to offering service. Additionally, most states require the Company to file tariffs, which articulate the terms and conditions for services that are classified as regulated intrastate services. In some states, the Company may also be subject to various reporting and record-keeping requirements.

Local Government Authorizations
-------------------------------

     Under the Telecommunications Act, local authorities retain jurisdiction under applicable state law to control the Company's access to municipally owned or controlled rights of way and to require the Company to obtain street opening and construction permits to install and expand its fiber-optic network. In addition, many municipalities require the Company to obtain licenses or franchises (which generally have terms of 10 to 20 years) and to pay license or franchise fees, often based on a percentage of gross revenue, in order to provide telecommunications services. However, in certain states, including California and Colorado, current law limits the amount of such fees to be paid to local jurisdictions to actual costs incurred by the municipality for maintaining the public rights of way. There is no assurance that certain cities that do not impose fees will not seek to impose fees, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. The Telecommunications Act requires that local governmental authorities treat telecommunications carriers in a non-discriminatory and competitively neutral manner. If any of the Company's existing franchise or license agreements are terminated prior to their expiration dates or are not renewed, and consequently the Company is forced to remove its facilities from the public rights of way, such termination could have a material adverse effect on the Company.

FINANCING ACTIVITIES

2000 Activities
---------------

     Credit Agreement

     On December 4, 2000, the Company finalized its Debtor-in-Possession Revolving Credit Agreement ("Credit Agreement") with Chase Manhattan bank. The Credit Agreement originally provided for up to $350 million in financing, subject to certain conditions. This amount was subsequently amended to provide for up to $200 million. Any amounts drawn under the Credit Agreement must first be used for repayment in full of the Company's existing Senior Facility. Borrowings under the Credit Agreement bear interest at 3% plus the greater of
(i) the prime rate, (ii) the Base CD rate (as defined) plus 1%, or (iii) the Federal Funds effective rate (as defined) plus 1/2%. The Company also has the option to borrow at the adjusted LIBOR rate (as defined) plus 4%. This agreement contains certain covenants including capital expenditure limitations, EBITDA targets, indebtedness and dividend restrictions. The Credit Agreement, as amended, requires repayment in full by May 14, 2002. As of June 30, 2001, no amounts had been drawn under the Credit Agreement.

     Mandatorily Redeemable 8% Series A Convertible Preferred Stock

     On April 10, 2000, the Company sold 75,000 shares of mandatorily redeemable 8% Series A-1, A-2 and A-3 Convertible Preferred Stock of ICG (the "8% Series A Convertible Preferred Stock") and 10,000,000 warrants to purchase ICG Common Stock for net proceeds of $707.7 million.

1999 Activities
---------------

     Senior Facility

     On August 12, 1999 ICG Equipment, Inc. and ICG NetAhead, Inc. ("NetAhead") entered into a $200.0 million senior secured financing facility ("Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. The Senior Facility is guaranteed by ICG Services and ICG Mountain View, Inc. and is secured by the assets of ICG Equipment, Inc. and NetAhead. The Company continues to make interest-only payments on the Senior Facility balance of $84.6 million at December 31, 2000, as approved by the Bankruptcy Court. Interest is paid based on the prime rate plus 4.25% on $36 million of the balance and the prime rate plus 3.875% on the remaining $48.6 million.

     On December 19, 2000, the United States Bankruptcy Court issued an order directing ICG Services and certain of its subsidiaries to provide adequate protection to the lenders of the Senior Facility in the form of a first priority post petition security interest. The Company is also subject to certain financial covenants based on results of operations under the Senior Facility.

EMPLOYEES

     As of December 31, 2000, the Company employed 2,054 full-time employees.
In the first quarter of 2001, the Company reduced its workforce such that by the end of May 2001, the Company had 1,433 full-time employees. The Company's employees are not represented by a union.

     In the fourth quarter of 2000, the Company discontinued its existing bonus program and enacted an employee retention program through July 2001. In June 2001, the Company approved a performance-based bonus plan for employees for the second half of 2001. The Company believes that the successful implementation of its business strategy will depend upon its continued ability to attract and retain qualified employees. The Company does not expect to add significant new employees to the organization in the near future.

     During 2000, the Company provided non-cash benefit programs, including a 401(k) program and an Employee Stock Purchase Plan. In October 2000, the Employee Stock Purchase Plan was suspended. Further, beginning with the third quarter of 2000, the 401(k) Company match was made in cash instead of ICG stock. For the third quarter 2000, the Company matched, in cash, 100% of the first 6% of employees' contributions. Beginning October 1, 2000, the Company matched, in cash, 50% of the first 6% of employees' contributions.

     The Company believes that it generally offers compensation packages that are comparable with those of its competitors who are similar in size and capital structure. Due to numerous factors, including the uncertainty facing the Company as a result of filing for bankruptcy, qualified personnel are difficult to recruit and retain and the Company cannot guarantee that it will be able to attract and retain the personnel necessary to implement its revised business strategy.

ITEM 2.   PROPERTIES
          ----------

     The Company's real estate portfolio includes numerous properties for administrative, warehouse, equipment, collocation and POP sites.

     As of December 31, 2000, the Company had approximately 188,000 square feet of leased office, warehouse, and equipment space in the Denver metropolitan area and approximately 1,480,000 square feet leased in other areas of the United States.

     As of May 2001, the Company had rejected approximately 50 leases through the bankruptcy process and through terminations directly with landlords. The Company now leases approximately 86,000 square feet of warehouse and equipment space in the Denver metropolitan area and approximately 1,215,000 square feet of space leased in other areas of the United States. The Company continues to evaluate its real estate needs and it is anticipated that additional leases will be rejected through the bankruptcy process.

     Effective January 1, 1999, ICG Services purchased the Company's corporate headquarters building, land and improvements (collectively, the "Corporate Headquarters") for approximately $43.4 million. The Corporate Headquarters is approximately 239,749 square feet. ICG Services financed the purchase primarily through a mortgage granted in favor of an affiliate of the seller, which encumbers the Corporate Headquarters. Effective May 1, 1999, the Corporate Headquarters was transferred to ICG 161, L.P. ("ICG 161"), a special purpose limited partnership owned 99% by a subsidiary of ICG Services and 1% by an affiliate of the mortgagee and seller, and ICG 161 assumed the loan secured by the mortgage. The partnership agreement for ICG 161 granted to the 1% limited partner an option to acquire all of ICG Services subsidiary's interest in the partnership for a purchase price of $43.1 million, which option was exercisable from January 1, 2004 through January 31, 2012, or earlier if the Company is in default. As a result of the Company's financial difficulties, on June 29, 2001 the Company, with the Bankruptcy Court's approval, sold its partnership interest to the limited partner for approximately $33.1 million in a cashless transaction. As a result of the sale, the Company remains a tenant of the Corporate Headquarters property under a long-term capital lease.

     The Company also owns a 30,000 square foot office building located in Englewood, Colorado. The Company listed this property for sale as of May 2001, which sale will be subject to Bankruptcy Court approval.

     On December 10, 1999, a subsidiary of ICG Services acquired an 8.36 acre parcel of vacant land located adjacent to the Corporate Headquarters for approximately $3.3 million. The Company had planned to use this land in connection with the expansion of its corporate headquarters. As a result of the Company's on-going restructuring, expansion plans with respect to this site have been abandoned and the property has been listed for sale since the fourth quarter of 2000. Any sale, however, will be subject to Bankruptcy Court approval.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     On November 14, 2000, the Company and most of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware (Joint Case Number 00-4238
(PJW)). The Company is currently operating as a debtor-in-possession under the supervision of the Bankruptcy Court. The bankruptcy petition was filed in order to preserve cash and give the Company the opportunity to restructure its debt.

     During the third and fourth quarters of 2000, the Company was served with fourteen lawsuits filed by various shareholders in the Federal District Court for the District of Colorado. All of the suits name as defendants the Company, the Company's former Chief Executive Officer, J. Shelby Bryan, and the Company's former President, John Kane. Additionally, one of the complaints names the Company's former President, William S. Beans, Jr., as a defendant. (Both Messrs. Bryan and Beans remain on the Company's Board of Directors.) All of the complaints seek unspecified damages for alleged violations of Rules 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints seek class action certification for similarly situated shareholders. It is anticipated that the lawsuits will be consolidated and that the Court will choose a lead plaintiffs' counsel. The Company has tendered these claims to the Company's insurers. At this time, the claims against the Company have been stayed pursuant to the Company's filing for bankruptcy. The Company has retained legal counsel and intends to vigorously defend against these lawsuits if and when the stay is lifted. The claims against the individual defendants are proceeding and these defendants have retained separate legal counsel to prepare a defense.

     In January 2001, certain shareholders of ICG Funding, LLC ("Funding") a wholly-owned subsidiary of the Company, filed an adversary proceeding in the United States Bankruptcy Court for the District of Delaware (Case number 00-04238 PJW Jointly Administered, Adversary Proceeding No. 01-000 PJW) against the Company and Funding. The shareholders in this adversary action sought to recover approximately $2.3 million from an escrow account established to fund certain dividend payments to holders of the Funding Exchangeable Preferred Securities. Because Funding filed for bankruptcy protection, Funding did not declare the last dividend that was to have been paid with the remaining proceeds of the escrow account. In April 2001, the Company and Funding finalized a settlement agreement with the shareholders that has been approved by the Bankruptcy Court. Under the terms of the settlement, the shareholders received approximately two-thirds of the funds in the escrow account and the Company received the remaining one-third of the escrowed funds, subject to certain contingencies and holdbacks related to shareholders that did not participate in the settlement.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

     ICG Common Stock, $.01 par value per share, was quoted on the NASDAQ National Market (NASDAQ) from March 25, 1997 until November 18, 2000 under the symbol "ICGX" and was previously listed on the American Stock Exchange (AMEX), from August 5, 1996 to March 24, 1997 under the symbol "ICG." Prior to August 5, 1996, Holdings-Canada's common shares had been listed on the AMEX under the symbol "ITR" from January 14, 1993 through February 28, 1996, and under the symbol "ICG" thereafter through August 2, 1996. Holdings-Canada Class A Common Shares (the Class A Shares) ceased trading on the AMEX at the close of trading on August 2, 1996. The Class A Shares, which were listed on the Vancouver Stock Exchange (VSE) under the symbol "IHC.A," ceased trading on the VSE at the close of trading on March 12, 1997. During 1998, all of the remaining Class A Shares outstanding held by third parties were exchanged into shares of ICG Common Stock.

     The following table sets forth the high and low sales prices of ICG Common Stock as reported on NASDAQ for the quarterly periods indicated. The NASDAQ halted trading of the Company's common stock on November 14, 2000 and delisted the stock on November 18, 2000. As of June 20, 2001, the Company's common stock continues to be traded on the over-the-counter ("OTC") market.

                                      NASDAQ National Market
                                      ----------------------
                                        High          Low
                                      --------      --------

          1999:
            First Quarter             $  24.13      $  15.25
            Second Quarter               28.56         16.81
            Third Quarter                28.13         15.00
            Fourth Quarter               21.94         13.94

          2000:
            First Quarter             $  39.25      $  16.31
            Second Quarter               36.75         17.75
            Third Quarter                23.25          0.41

     The Company has never declared or paid dividends on ICG Common Stock and does not intend to pay cash dividends on ICG Common Stock in the foreseeable future. Further, as a result of the bankruptcy filings, the Company anticipates that currently outstanding ICG Common Stock will be substantially altered and likely have no future value following the Company's reorganization under the Bankruptcy Code.

     On April 10, 2000, the Company sold 75,000 shares of mandatorily redeemable 8% Series A-1, A-2 and A-3 Convertible Preferred Stock of ICG (the "8% Series A Convertible Preferred Stock") and 10,000,000 warrants to purchase ICG Common Stock for net proceeds of $707.7 million. Each share of 8% Series A Convertible Preferred Stock has an initial liquidation preference of $10,000 per share and bears a cumulative dividend rate of 8% per annum, compounded daily. As a result of the Company's financial situation, the Company does not anticipate paying dividends on the Preferred Stock and has ceased the recognition of dividends. The value allocated to the warrants was $80.6 million at the time of the transaction.

     In April 1998, ICG Services sold $405.3 million principal amount at maturity ($250.0 million original issue price) of 9 7/8% Senior Discount Notes due 2008 (the 9 7/8% Notes). In February 1998, ICG Services sold $490.0 million principal amount at maturity ($300.6 million original issue price) of 10% Senior Discount Notes due 2008 (the 10% Notes).

     In September and October 1997, ICG Funding, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ("Funding"), completed a private placement of $132.25 million of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the 6 3/4% Preferred Securities). Dividends on the 6 3/4% Preferred Securities were cumulative at the rate of 6 3/4% per annum and were payable in cash through November 15, 2000 and, thereafter, in cash or shares of ICG Common Stock at the option of ICG Funding. The 6 3/4% Preferred Securities are exchangeable, at the option of the holder, into ICG Common Stock at an exchange price of $24.025 per share, subject to adjustment.

     In March 1997, Holdings sold $176.0 million principal amount at maturity ($99.9 million original issue price) of 11 5/8% Senior Discount Notes due 2007 (the 11 5/8% Notes) and 100,000 shares of 14% Preferred Stock Mandatorily Redeemable 2008 (the 14% Preferred Stock), having a liquidation preference of $1,000 per share.

     Each of the foregoing offerings was exempt from registration pursuant to Rule 144A under the Securities Act. Sales were made only to "qualified institutional buyers," as defined in Rule 144A under the Securities Act, and other institutional accredited investors. With the exception of the 8% Series A Convertible Preferred Stock, the securities sold in each of the foregoing offerings were subsequently registered under the Securities Act.

     In July 1998, the Company issued 145,997 shares of ICG Common Stock in connection with the acquisition of DataChoice Network Services, L.L.C. ("DataChoice"), valued at approximately $32.88 per share on the date of the sale (the "DataChoice Shares"). The sale of the DataChoice Shares was exempt from registration under Section 4(2) of the Securities Act because the offers and sales were made to a limited number of investors in a private transaction. Resale of the DataChoice Shares was subsequently registered on a Form S-3 registration statement that was declared effective on April 2, 1999.

     Also in July 1998, the Company issued 356,318 shares of ICG Common Stock in connection with the acquisition of NikoNet Inc., CompuFAX Acquisition Corp. and Enhanced Messaging Services, Inc. (collectively, "NikoNet"), valued at approximately $30.03 per share on the date of the sale (the "NikoNet Shares"). The sale of the NikoNet Shares was exempt from registration under Section 4(2) of the Securities Act because the offer and sales were made to a limited number of investors in a private transaction.

     In October 1997, the Company issued 687,221 shares of ICG Common Stock (the "CBG Shares") to certain shareholders of Communications Buying Group, Inc. ("CBG"), an Ohio based local exchange and Centrex reseller, in connection with the acquisition of CBG for a purchase price of approximately $16.0 million. The sale of the CBG Shares was exempt from registration under Section 4(2) of the Securities Act because the offers and sales were made to a limited number of investors in a private transaction. Resale of the CBG Shares was subsequently registered on a Form S-3 registration statement that was declared effective on October 31, 1997.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     The selected financial data for the fiscal year ended September 30, 1996, the three months ended December 31, 1996 and the years ended December 31, 1997, 1998, 1999 and 2000 has been derived from the audited consolidated financial statements of the Company. The Company's 2000 audited consolidated financial statements include a going concern opinion. The information set forth below should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report. The Company's development and expansion activities, including acquisitions, during the periods shown below materially affect the comparability of this data from one period to another. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                        Fiscal Year
                                           Ended       Three Months
                                         September         Ended
                                            30,        December 31,                 Years Ended December 31,
                                        -----------    ------------   -----------------------------------------------------
                                           1996            1996         1997           1998          1999           2000
                                        -----------    ------------   ---------      --------      --------      ----------
                                                             (in thousands, except per share amounts)
Statement of Operations Data:
Revenue /(1)/                            $  72,731         27,307       149,358       303,317       479,226         598,283
Operating costs and expenses:
 Operating costs                            65,436         27,018       147,338       187,260       238,927         440,090
 Selling, general and
  administrative expenses                   45,150         16,895       121,884       159,939       239,756         283,965
 Depreciation and amortization              24,041          8,266        49,836        91,927       174,239         318,771
 Provision for impairment of
  long-lived assets                          9,800              -         5,169             -        31,815       1,701,466
 Other, net                                  1,030           (805)          292         4,877           387           4,108
                                        -----------    ------------   ---------      --------      --------      ----------
   Total operating costs and
     expenses                              145,457         51,374       324,519       444,003       685,124       2,748,400


   Operating loss                          (72,726)       (24,067)     (175,161)     (140,686)     (205,898)     (2,150,117)

Interest expense                           (85,299)       (24,441)     (117,521)     (170,015)     (212,420)       (233,643)
Interest income                             19,300          5,962        21,907        28,401        16,300          23,782
Other expense, net                          (5,118            (77)         (503)       (1,118)       (2,522)        (15,166)
                                        -----------    ------------   ---------      --------      --------      ----------
Loss from continuing operations
 before reorganization expenses,
 income taxes, preferred
 dividends, share of losses,
 extraordinary gain and
 cumulative effect of change in
 accounting principle                     (143,843)       (42,623)     (271,278)     (283,418)     (404,540)     (2,375,144)
Reorganization expenses                          -              -             -             -             -         (55,309)
Income tax benefit (expense)                 5,305             (1)            -           (90)          (25)              -
Accretion and preferred dividends
 on preferred securities of
 subsidiaries, net of minority
 interest in share of losses               (27,598)        (5,529)      (39,019)      (55,183)      (61,897)        (60,043)
Share of losses of joint venture            (1,814)             -             -             -             -               -
                                        -----------    ------------   ---------      --------      --------      ----------
Loss from continuing operations
 before extraordinary gain and
 cumulative effect of change in
 accounting principle                     (167,950)       (48,153)     (310,297)     (338,691)     (466,462)     (2,490,496)
Net (loss) income from discontinued
 operations                                (56,969)       (13,161)      (50,438)      (79,354)       36,789           4,342
Extraordinary gain on sales of
 operations of NETCOM                            -              -             -             -       195,511               -
Cumulative effect of change in
 accounting principle /(1)/                 (3,453)             -             -             -             -          (7,363)
                                        -----------    ------------   ---------      --------      --------      ----------
Net loss                                  (228,372)       (61,314)     (360,735)     (418,045)     (234,162)     (2,493,517)
Accretion of 8% Series A
 Convertible Preferred Stock to
 liquidation value and related
 dividends                                       -              -             -             -             -        (158,249)
Charge for beneficial conversion
 feature of 8% Series A
 Convertible Preferred Stock                     -              -             -             -             -        (159,279)
                                        -----------    ------------   ---------      --------      --------      ----------
Net loss attributable to
 common stockholders                     $(228,372)       (61,314)     (360,735)     (418,045)     (234,162)     (2,811,045)
                                        ===========    ============   =========      ========      ========      ==========

                                       Fiscal Year
                                          Ended       Three Months
                                        September        Ended
                                           30,        December 31,                    Years Ended December 31,
                                       -----------    ------------        ------------------------------------------------
                                          1996            1996               1997        1998         1999         2000
                                       -----------    ------------        ---------   ----------   ----------   ----------
                                                            (in thousands, except per share amounts)
Loss per share from continuing
 operations - basic and diluted        $    (4.55)          (1.15)            (7.30)       (7.49)       (9.90)      (49.63)
                                       ===========    ============        =========   ==========   ==========   ==========

Net loss per share-basic and
 diluted                                    (6.19)          (1.47)            (8.49)       (9.25)       (4.97)      (56.02)
                                       ===========    ============        =========   ==========   ==========   ==========
Weighted average number of shares
outstanding - basic and diluted
/(2)/                                      36,875          41,760            42,508       45,194       47,116       50,184
                                       ===========    ============        =========   ==========   ==========   ==========

Other Data:
Net cash (used) provided by
 operating activities                     (29,375)            200          (106,761)    (100,060)     (43,476)     122,483
Net cash used by investing
 activities                              (137,148)        (79,621)         (422,585)    (343,561)    (122,412)    (557,619)
Net cash provided (used) by
 financing activities                     365,272          (1,741)          308,804      525,601       67,018      528,444

EBITDA /(3)/
                                          (37,855)        (16,606)         (119,864)     (43,882)         543     (125,772)
Capital expenditures of continuing
 operations /(4)/                         162,510          67,515           261,318      360,980      739,061      973,584
Capital expenditures of
 discontinued operations /(4)/             68,789          11,336            25,533       38,891       12,264            -

Balance Sheet Data:
Cash, cash equivalents and
 short-term investments available
 for sale                                 458,640         392,921           232,855      262,307      125,507      214,713
Net current assets (liabilities)
 of discontinued operations /(5)/          62,173          68,950            58,586           66         (529)           -
Working capital (deficit)                 499,810         415,247           263,674      294,934      (69,960)     278,738
Property and equipment, net               308,615         374,924           603,988      908,058    1,527,879      590,500
Net non-current assets of
 discontinued operations /(5)/            149,378         154,481           128,206      102,774            -            -
Total assets                            1,066,224       1,071,699         1,205,331    1,589,647    2,020,621      980,452
Liabilities subject to compromise               -               -                 -            -            -    2,784,627
Current portion of long-term debt
 and capital lease obligations              7,661          24,877             7,096        4,892        8,886          796
Long-term debt and capital lease
 obligations, less current portion        739,308         761,135           957,508    1,661,944    1,969,249      117,784
Redeemable preferred securities of
 subsidiaries                             153,318         159,120           420,171      466,352      519,323    1,366,660
Common stock and additional
 paid-in capital                          504,851         508,182           534,290      577,940      599,760      882,662
Accumulated deficit                      (380,859)       (430,682)         (791,417)  (1,209,462)  (1,443,624)  (4,254,669)
Stockholders' equity (deficit)            125,203          78,711          (256,983)    (631,177)    (843,864)  (3,372,007)

     (1) During the fiscal year ended September 30, 1996, the Company changed its method of accounting for long-term telecom services contracts to recognize revenue as services are provided. Other than the cumulative effect of adopting this new method of accounting, the effect of this change in accounting for the periods presented was not significant. During the year ended December 31, 2000, the Company adopted Staff Accounting Bulletin No. 101 (SAB 101), which requires the recognition of installation revenue over the average customer term. This change resulted in a cumulative effect of a change in accounting principle of $7.4 million and an increase in revenue for the year ended December 31, 2000 of approximately $0.9 million.

     (2) Weighted average number of shares outstanding for the fiscal year ended September 30, 1996, the three months ended December 31, 1996, and the years ended December 31, 1997 and 1998 represents Holdings-Canada common shares outstanding for the period from October 1, 1995 through August 2, 1996, and represents ICG Common Stock and Holdings-Canada Class A Shares (not owned by the Company) outstanding for the periods from August 5, 1996 through December 31, 1998. During the year ended December 31, 1998, all of the remaining Class A Shares outstanding held by third parties were exchanged into shares of ICG Common Stock and, accordingly, weighted average number of shares outstanding for the years ended December 31, 1999 and 2000 represents ICG Common Stock only.

     (3) EBITDA consists of loss from continuing operations before interest, income taxes, reorganization expenses, depreciation and amortization, other expense, net, accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses, and certain nonrecurring charges such as the provision for impairment of long-lived assets and other, net operating costs and expenses, including deferred compensation and net loss (gain) on disposal of long-lived assets. EBITDA is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles (GAAP) for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities as determined using GAAP are also presented in Other Data.

     (4) Capital expenditures includes assets acquired under capital leases and through the issuance of debt or warrants and excludes corporate headquarters assets acquired through the issuance of long-term debt. Capital expenditures of discontinued operations include the capital expenditures of Zycom, NETCOM, Network Services and Satellite Services combined for all periods presented.

     (5) Net non-current assets of discontinued operations and net current assets (liabilities) of discontinued operations represent the assets and liabilities of Zycom, NETCOM, Network Services and Satellite Services combined for periods presented prior to the respective dates of each sale.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following discussion includes certain forward-looking statements that are affected by important factors including, but not limited to, the following:

  . The uncertainty of the Company's future as a result of filing for protection under bankruptcy law;
  .  The formulation, approval and confirmation of a plan of reorganization;
  . The significant amount of indebtedness incurred by the Company and the Company's ability to successfully restructure this indebtedness;
  .  The possibility of continued operating losses;
  . The Company's ability to successfully maintain commercial relationships with its critical vendors and suppliers;
  .  The Company's ability to retain its major customers on profitable terms;
  .  The extensive competition the Company will face;
  . The Company's ability to attract and retain qualified management and employees;
  . The Company's ability to access capital markets in a timely manner, at reasonable costs and on satisfactory terms and conditions; and
  . Changes in, or the Company's inability to comply with, existing government regulations.

     The results for the years ended December 31, 1998, 1999 and 2000 have been derived from the Company's audited consolidated financial statements included elsewhere herein. The Company's consolidated financial statements reflect the operations of Zycom, NETCOM, Network Services and Satellite Services as discontinued for all periods presented. All dollar amounts are in U.S. dollars.

COMPANY OVERVIEW

     ICG provides voice, data and Internet communication services. Headquartered in Englewood, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure offering:

  . Dial-Up services including primary rate interface ("PRI") and remote access services ("RAS") (sometimes referred to as "managed modem services") on a wholesale basis to national and regional Internet service providers ("ISPs").

  . Point-to-Point Broadband service providing traditional special access service to long distance and long-haul carriers and medium to large-sized corporate customers, as well as switched access and SS7 services.

  .  Corporate Services, primarily retail voice and data services to businesses.

Services and Customers
----------------------

     Through its Dial-Up business (referred to in previous filings as the "ISP Business"), the Company provides nationwide Internet access services to ISP customers by connecting its 27 major markets and approximately 175 data points of presence ("POPs") to its nationwide data network. ICG's customers include some of the largest national and regional ISPs. As of May 2001, the Company had approximately 570,000 ISP customer ports in service.

     ICG also provides Point-to-Point Broadband services to interexchange carriers ("IXCs") and end-user business customers. This service provides dedicated bandwidth and offers DS1 to OC-192 capacity to connect: (i) long-haul carriers to a local market, to large companies and to other long-haul carrier facilities; or (ii) large companies to their long distance carriers and other corporate facilities. Point-to-Point Broadband services are a rapidly expanding segment of the telecommunications market as they provide customers with dedicated capacity.

     The Company's Corporate Services business (referred to in previous filings primarily as the "Commercial Business") offers local, long distance, enhanced telephony and data services to businesses over its fiber optic networks located in major metropolitan areas in California, Colorado, Ohio, Texas and the Southeast. As of May 2001, Corporate Services customers accounted for approximately 195,000 access lines in service.

Network
-------

     To provide its service offerings, ICG combines its metropolitan and regional fiber network infrastructure, 43 voice and data switches (down from 47 switches as of December 31, 2000), nationwide data backbone, data POPs, 26 asynchronous transfer mode ("ATM") switches and 67 private and seven public Internet peering arrangements. The Company's data network is supported by an OC-48 capacity nationwide fiber optic backbone currently operating at OC-3/OC-12 capacity. The design of the physical network permits the Company to offer flexible, high-speed telecommunications services to its customers.

     The regional network infrastructure consists of fiber optic cables and associated advanced electronics and transmission equipment. The Company's network is generally configured in redundant synchronous optical network ("SONET") rings to make the network accessible to the largest concentration of telecommunications intensive business customers within a given market. This network architecture also offers the advantage of uninterrupted service in the event of a fiber cut or equipment failure, thereby resulting in limited outages and increased network reliability in a cost efficient manner.

BANKRUPTCY PROCEEDINGS

     During the second half of 2000, a series of financial and operational events materially impacted ICG and its subsidiaries. These events reduced the Company's expected revenue and cash flow generation for the remainder of 2000 and 2001, which in turn jeopardized the Company's ability to comply with its existing senior secured credit facility (the "Senior Facility"). As a result of these and other events, on November 14, 2000 (the "Petition Date") ICG and most of its subsidiaries (except for certain non-operating entities), filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal

Court for the District of Delaware (the "Bankruptcy Court"). The filings were made in order to facilitate the restructuring of the Company's debt, trade liabilities and other obligations. The Company and its filing subsidiaries are currently operating as debtors-in-possession under the supervision of the Bankruptcy Court.

     Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders are expected to be substantially altered. As a result of these bankruptcy proceedings, virtually all liabilities, litigation and claims against the Debtors that were in existence as of the Petition Date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general, the effects of such cases on the Company's business, or the effects on the interests of creditors and shareholders. Because of the bankruptcy filings, all of the Company's liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise. The Company anticipates that it will present a formal plan of reorganization to the Bankruptcy Court during 2001. No assurance can be given, however, that the plan will be approved or that the Company will be successful in reorganizing its affairs within the Chapter 11 proceedings.

     Further, due to the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Consequently, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization, adequate sources of capital, customer and employee retention, the ability to provide high quality services and the ability to sustain positive results of operations and cash flows sufficient to continue to operate. In September 2000, the Company initiated an internal restructuring process in order to conserve capital and address various financial issues. To lead the restructuring, the Company hired Randall Curran as its Chief Executive Officer. The Company also retained Zolfo Cooper, LLC as its restructuring advisor and Wasserstein Perella & Co. as its financial advisor.

     In conjunction with the bankruptcy filing, the Company entered into a Debtor-in-Possession Revolving Credit Agreement (the "Credit Agreement") of up to $350 million, which was subsequently amended to $200 million. The Credit Agreement, combined with the Company's $214.7 million cash and short-term investments balances as of December 31, 2000, are expected to be sufficient to fund operations through the end of the bankruptcy process.

     ICG is focusing on improving its overall profitability and began a restructuring process in the second half of 2000 that has resulted in a substantial reduction in operating and capital expenditures. These reductions include reducing the full-time employee count from 2,975 at the end of the second quarter of 2000 to 2,054 as of year-end 2000, and 1,433 as of May 2001. The Company has met with essential vendors in an effort to ensure continued access to required equipment and services. The Company is also executing a customer retention campaign designed to enhance customer relationships throughout the restructuring process and thereafter. ICG anticipates these restructuring efforts will conserve capital, enhance profitability and assist in retaining key customers.

     During the pendancy of its Chapter 11 case, the Company has continued to provide on-going services to its customers while implementing a revised strategy intended to meet customer commitments and maximize short-term cash flow. Under the revised strategy, the Company's operations will focus on existing markets where the Company has capacity thereby allowing the Company to add customers for nominal incremental cost and earn a better return on existing assets. In addition, the Company intends to focus on product sales that utilize existing infrastructure to reduce capital required in the short-term. In general, the Company will scale its geographic expansion and delivery of new products to better match its network capacity, technical capabilities and capital availability. The Company's 22-city expansion plan originally scheduled for completion at year-end 2000 has been postponed indefinitely.

ASSET IMPAIRMENT

     As a result of adverse changes in the capital markets, downward trends in the telecommunication segments of the economy, and the subsequent deterioration in the value of telecommunication assets, including the Company's operating assets, the Company undertook an extensive analysis of its business plan during late 2000 and the first half of 2001. As such, the Company prepared a detailed business plan that gave appropriate consideration to the environmental factors noted above and which has resulted in the Company recording a substantial asset impairment.

     The Company has provided for the impairment of long-lived assets, including goodwill, pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such events include, but are not limited to, a significant decrease in the market value of an asset, a significant adverse change in the business climate that could affect the value of an asset or a current period operating or cash flow loss combined with a history of operating or cash flow losses. An impairment loss is recognized when estimated undiscounted future cash flows, before interest, expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the estimated fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows, appraisals or other pricing models.

     The analysis performed by the Company indicated that there was a significant shortfall of cash flows compared to the carrying value of the Company's long-lived tangible and intangible assets and that an impairment had occurred. For purposes of calculating the amount of the impairment, the Company has segregated its long-lived assets into three categories: intangible assets, consisting primarily of goodwill, tangible assets to be disposed of, and tangible assets to be utilized in ongoing operations.

     As a result of the analysis of shortfalls of cash flows to carrying values of assets, all intangibles, consisting primarily of goodwill, have been written off as of December 31, 2000, resulting in an impairment charge of approximately $80 million.

     Additionally, the Company has determined that certain assets will not be utilized under the business plan and will be held for resale. The fair value of assets held for resale is based on current appraisals or purchase offers, less cost to sell. Assets held for resale are comprised primarily of: (i) assets under construction in late 2000, for which the incremental capital required to place the asset in service for revenue generation is not available, and (ii) assets in service are not required to meet expected future customer demand as defined in the business plan. The net book value of assets to be disposed of prior to the impairment was $165 million. An impairment of approximately $124 million was reflected in the financial statements as of December 31, 2000 to reduce these assets to their fair value of approximately $41 million. These assets have not been segregated as current assets in the accompanying consolidated financial statements as of December 31, 2000 and are included in property and equipment because the sales are subject to final Bankruptcy Court approval.

     Management, in consultation with its financial advisors, determined that the fair value of tangible assets to be utilized in ongoing operations was $550 million at December 31, 2000. The determination was based primarily on the present value of discounted cash flows, although the Company also took into consideration several other valuation techniques, including asset appraisals and current market capitalization. As a result, the Company has recorded an impairment charge as of December 31, 2000 of approximately $1.5 billion related to tangible assets to be used in the ongoing operations of the Company.

     The values assigned to assets as the Company emerges from bankruptcy may be different from the fair value assigned to the long-lived assets as of December 31, 2000. Under accounting guidelines commonly referred to as "Fresh Start", the fair value of all assets of the Company will be estimated as it emerges from bankruptcy in conformity with generally accepted accounting principles ("GAAP"), (specifically APB Opinion 16, Business Combinations). The assumptions regarding capital structure and availability, business environment and the enterprise value determined at the date of emergence from bankruptcy may differ from those used in the impairment analysis.

     No adjustment was made to recorded depreciation during the year ended December 31, 2000. The net book value of the impaired assets becomes the new cost basis of the assets as of December 31, 2000. This amount is then depreciated over the remaining estimated useful life of the assets.

     During 1999, the provision for impairment of long-lived assets of $31.8 million relates to the impairment of software and other capitalized costs associated with Telecom Services' billing and provisioning system projects under development. The provision for impairment of long-lived assets was based on management's decision to abandon the billing and provisioning systems under development and to select new vendors for these systems, which vendors were expected to provide the Company with billing and provisioning solutions with improved functionality and earlier delivery dates at lower costs than what was proposed by the former vendors. Provision for impairment of long-lived assets was recorded based on management's estimate of the net realizable value of the Company's assets at December 31, 1999.

     RESULTS OF OPERATIONS

          The following table provides certain statement of operations data and certain other financial data for the Company for the periods indicated. The table also presents revenue, operating costs and expenses, operating loss and EBITDA as a percentage of the Company's revenue.

                                                                                   Years Ended December 31,
                                                            ------------------------------------------------------------------------
                                                                   1998                     1999                     2000
                                                            ------------------------------------------------------------- ----------
                                                                  $           %            $          %           $           %
                                                            ------------ ----------- ------------ ---------- ------------ ----------
                                                                                    ($ values in thousands)
Statement of Operations Data:
Revenue                                                      $ 303,317       100        479,226       100       598,283      100
Operating costs                                                187,260        62        238,927        50       440,090       74
Selling, general and administrative                            159,939        53        239,756        50       283,965       47
Depreciation and amortization                                   91,927        30        174,239        36       318,771       53
Provision for impairment of                                          -         -         31,815         7     1,701,466      284
 long-lived assets
Other, net                                                       4,877         1            387         -         4,108        1
                                                             ----------     -----      ---------     -----   -----------    -----
     Operating loss                                           (140,686)      (46)      (205,898)      (43)   (2,150,117)    (359)

Other Data:
Net cash provided (used) by                                   (100,060)                 (43,476)                122,483
 operating activities
Net cash used by investing                                    (343,561)                (122,412)               (557,619)
 activities
Net cash provided by financing                                 525,601                   67,018                 528,444
 activities
EBITDA /(1)/                                                   (43,882)      (14)           543         -      (125,772)     (21)
Capital expenditures of continuing                             360,980                  739,061                 973,584
 operations /(2)/
Capital expenditures of                                         38,891                   12,264                       -
 discontinued operations /(2)/

     (1) See note 3 under "Selected Financial Data" for the definition of EBITDA.
     (2) See note 4 under "Selected Financial Data" for the definitions of capital expenditures of continuing operations and capital expenditures of discontinued operations.

     YEAR 2000 COMPARED TO YEAR 1999

     Revenue
     -------

                                          Year Ended December 31,
                                    --------------------------------
                                          1999            2000
                                    --------------------------------
                                        $        %       $       %
                                    -------- -------- -------- ------
                                          ($ values in thousands)
          Dial-Up                   $ 62,381    13    154,343    26
          Point-to-Point Broadband   161,850    34    176,499    29
          Corporate Services         112,490    23    128,378    22
          Reciprocal Compensation    142,505    30    139,063    23
                                    --------   ---    -------   ---
              Total Revenue         $479,226   100    598,283   100
                                    ========   ===    =======   ====

          Total revenue increased 25% to $598.3 million in 2000 compared with 1999. Dial-Up revenues increased significantly to account for 26% of the revenue generated in 2000. The contribution of reciprocal compensation as a percent of total revenue declined from 30% in 1999 to 23% in 2000 due primarily to growth in other revenue sources. The Company currently has one customer that accounts for approximately 10% of total revenue.

     Dial-Up revenue increased 147% to $154.3 million in 2000 from $62.4 million in 1999. The increase in revenue is primarily attributable to growth in customer access ports in service of more than 100% as well as an increase in revenue received per port of more than 10%. The increase in revenue per port is due to a higher percentage of Internet remote access service ("IRAS") ports in 2000. The increase in revenue was partially offset by approximately $30 million in service credits issued to certain IRAS customers in the third and fourth quarters of 2000. The credits were issued as a result of network performance problems that affected those customers' service. In addition, the Company did not recognize approximately $5.5 million of Dial-Up revenue otherwise earned due to concerns regarding the ultimate collection of billings for such service.

     Point-to-Point Broadband revenue, which includes switched access and SS7 revenues, increased 9% to $176.5 million in 2000 from $161.9 million in 1999. The increase is primarily due to a 20% increase in Point-to-Point Broadband service revenue from growth in facilities and services provided, partially offset by a 24% decrease in switched access and SS7 revenue. Switched access and SS7 services generated approximately 20% of the revenues in this revenue category in 2000. Switched access revenue decreased primarily due to the expected attrition of switched access customers.

     Corporate Services revenue increased 14% from $112.5 million in 1999 to $128.4 million in 2000. The increase is attributable to an increase of approximately 25% in the number of access lines offset by a decrease in revenue per line. The decrease in revenue per line is primarily the result of a decline in long distance revenue.

     Reciprocal compensation revenue declined slightly from $142.5 in 1999 million to $139.1 million in 2000. Reciprocal compensation revenue is primarily earned under interconnection agreements with incumbent local exchange carriers ("ILECs") for terminating local traffic but also includes revenue from transport and termination of other traffic for the ILECs. Reciprocal compensation is charged based on a rate per minute of use (MOU). Reciprocal compensation MOU increased approximately 50% in 2000 from 1999 as the number of ports and access lines increased, which was offset by a decline in the average rate per MOU of approximately 30%. In 2000, the Company negotiated new interconnection agreements with several ILECs. These agreements assured the recognition and receipt of compensation for terminating ISP traffic but at rates lower than the Company had historically received. The Company anticipates that due to changes in the regulatory environment, reciprocal compensation revenue earned after 2003 will not be significant.

Operating costs
---------------

     Total operating costs increased from $238.9 million in 1999 to $440.1 million in 2000, an 84% increase. Operating costs increased as a percentage of revenue from 50% in 1999 to 74% in 2000. Operating costs consist primarily of payments to ILECs, other competitive local exchange carriers ("CLECs"), and long distance carriers for the use of network facilities to support Dial-Up, voice, Point-to-Point Broadband, switched access and long distance services as well as internal network operating costs, right of way fees and other operating costs. Internal network operating costs include the cost of engineering and operations personnel dedicated to the operations and maintenance of the network. Operating costs have increased as a percentage of revenue due to the amount of service credits issued to IRAS customers, as noted above, and as a result of the number of lines leased in 2000. ICG incurred incremental costs associated with the advanced deployment of leased lines in expansion cities to accommodate customer requirements, resulting in an increase in operating expenses as a percent of revenue. Those lines were provisioned using either ILEC or other CLEC capacity to meet customer demand. The Company is in the process of terminating circuits which are not generating revenue and, as a result, has experienced a significant reduction in operating costs in 2001.

Selling, general and administrative expenses (SG&A)
---------------------------------------------------

     Total SG&A expenses increased from $239.8 million in 1999 to $284.0 million in 2000, an 18% increase. SG&A expenses as a percentage of revenue decreased from 50% in 1999 to 47% in 2000. The increase in SG&A is attributable to increases in salaries and benefits, the provision for uncollectible accounts and other expenses incurred to support the rapid expansion the Company was experiencing in the first three quarters of 2000. Average full-time equivalents ("FTE") did not change significantly in 2000 from 1999. The number of FTEs reached 3,160 at the end of the third quarter of 2000 before decreasing to 2,054 as of the end of the year. The increase in salaries and benefits is primarily attributable to the compensation plan implemented in late 1999 and early 2000. The compensation plan was designed to allow the Company to attract high quality talent required to support the Company's growth and to increase retention. The increase in the provision for uncollectible accounts was attributable to a significant increase in the aging of customer accounts due primarily to the downturn in the business environment during the last half of 2000, as well as to customers' reactions to ICG's reorganization. To a lesser extent, a reduction in resources currently being expended to pursue collection of amounts due under interconnection agreements also contributed to the increase in the provision for uncollectible accounts. SG&A expenses have been significantly reduced in 2001.

Depreciation and amortization
-----------------------------

     Depreciation and amortization increased from $174.2 million in 1999 to $318.8 million in 2000. The increase is primarily due to increased investment in depreciable assets resulting from the expansion of the Company's networks and services in the last half of 1999 and first half of 2000, as well as a reduction in the overall weighted-average useful life of depreciable assets in service. ICG recently invested a larger portion of its plant and equipment in assets with shorter lives such as routers and computers.

Other, net
----------

     Other, net operating costs and expenses increased from $0.4 million in 1999 to $4.1 million in 2000. Other, net operating costs and expenses consists of $1.3 million of deferred compensation from an arrangement with its former chief executive officer in 1999 and 2000. In addition, the Company recorded a gain of $0.9 million in 1999 and a loss of $2.8 million in 2000 for the disposal of miscellaneous long-lived assets.

Interest expense
----------------

     Interest expense increased from $212.4 million in 1999 to $233.6 million in 2000. The increase in interest expense is due to the increase in debt balances under the Senior Facility and Senior discount notes through the Petition Date. Interest on debt subject to compromise ceased to accrue as of the Petition Date. Contractual interest that was not recorded due to the bankruptcy proceedings totaled $30.3 million for the period from the Petition Date through December 31, 2000. Included in interest expense for 1999 and 2000 was $197.2 million and $175.8 million of noncash interest, respectively. Additionally, interest expense is net of interest capitalized related to construction in progress of $9.0 million and $7.0 million during 1999 and 2000, respectively.

Interest income
---------------

     Interest income increased from $16.3 million in 1999 to $23.8 million in 2000. The increase is attributable to the increase in cash, cash equivalents and short-term investments resulting from the cash proceeds to the Company of the 8% Series A Convertible Preferred Stock. The amount of interest income attributable to increased cash balances during the bankruptcy proceedings was not material.

Other expense, net, including realized gains and losses on marketable trading
-----------------------------------------------------------------------------
securities costs
----------------

     Other expense, net increased from $2.5 million in 1999 to $15.2 million in 2000. The 2000 amount primarily relates to the loss on the investment in Teligent, partially offset by a gain on litigation settlement. Other expense, net in 1999 consists of litigation settlement costs offset by a gain on the sale of the common stock of MindSpring.

Reorganization expenses
-----------------------

     Reorganization expenses of $55.3 million in 2000 consist of costs associated with the bankruptcy proceedings that are not directly attributable to the on-going operations of the Company. Such costs include $36.5 million for the write-off of deferred financing and offering costs, $9.6 million for severance and employee retention costs, $6.3 million in professional fees, $2.3 million in lease cancellation charges and $0.6 million of other costs.

Accretion and preferred dividends on preferred securities of subsidiaries
-------------------------------------------------------------------------

     Accretion of costs and preferred dividends on preferred securities of subsidiaries decreased from $61.9 million in 1999 to $60.0 million in 2000. The decrease is due primarily to the bankruptcy proceedings. The accretion of the preferred dividends and amortization of offering costs on all preferred securities which ceased as of the Petition Date. The Company fully accreted the discount and fully wrote-off the offering costs associated with the preferred stock subsequent to the Petition Date. Such amounts are included in reorganization expenses in the accompanying consolidated statement of operations. Accretion and preferred dividends on preferred securities of subsidiaries recorded during 1999 and through the Petition Date for the year ended December 31, 2000 consist of the accretion of issuance costs and the accrual of the preferred securities associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "6 3/4% Preferred Securities"), the 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 and the 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2009.

Net income from discontinued operations
---------------------------------------

     Net income from discontinued operations was $36.8 million and $4.3 million in 1999 and 2000, respectively. Net income for 1999 consists of the net income and gain from the sale of Satellite Services, partially offset by the net loss from operations and loss on disposal of Network Services. Net income from discontinued operations for 2000 primarily consists of adjustments to the gain
(loss) on disposal of Network and Satellite Services.

Extraordinary gain on the sales of operations of NETCOM
-------------------------------------------------------

     The Company reported an extraordinary gain on the sales of operations of NETCOM during 1999 of $195.5 million, net of income taxes of $2.0 million. Offsetting the gain on the sales is approximately $16.6 million of net losses of operations of NETCOM from November 3, 1998 through the dates of the sales and $34.7 million of deferred sales proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM to MindSpring. The deferred proceeds were recognized on a periodic basis over the term of the Company's network capacity agreement with MindSpring.

Cumulative effect of change in accounting principle
---------------------------------------------------

     Cumulative effect of change in accounting principle for revenue from installation services of $7.4 million for 2000 is due to the change in accounting as a result of the adoption of SAB 101 on October 1, 2000 applied retroactively from January 1, 2000.

Accretion and dividends of 8% Series A Convertible Preferred Stock to
---------------------------------------------------------------------
liquidation value and related dividends
---------------------------------------

     Accretion and dividends of 8% Series A Convertible Preferred Stock to liquidation value and related dividends is comprised of the dividends and the accretion to liquidation value of the 8% Series A Convertible Preferred Stock of $158.2 million during 2000.

Charge for beneficial conversion feature of 8% Series A Convertible Preferred
-----------------------------------------------------------------------------
Stock
-----

     Charge for beneficial conversion of 8% Series A Convertible Preferred Stock during 2000 relates to the charge to additional paid-in capital of $159.3 million of the proceeds of the 8% Series A Convertible Preferred Stock which is the intrinsic value of the beneficial conversion feature of the convertible preferred securities. The beneficial conversion feature was recognized immediately as a return to the preferred shareholders during 2000 as the 8% Series A Convertible Preferred Stock is immediately convertible into shares of ICG common stock.

YEAR 1999 COMPARED TO YEAR 1998

Revenue
-------

                                Year Ended December 31,
                          --------------------------------
                                1998            1999
                          --------------------------------
                              $        %       $       %
                          -------- --------  ------- ------
                                ($ values in thousands)
Dial-Up                   $ 20,692     7      62,381   13
Point-to-Point Broadband   120,855    40     161,850   34
Corporate Services          84,405    28     112,490   23
Reciprocal Compensation     77,365    25     142,505   30
                          -------- --------  ------- ------
    Total Revenue         $303,317   100     479,226  100
                          ======== ========  ======= ======

     Total revenue increased 58% to $479.2 million in 1999 compared with 1998.

     Dial-Up revenue increased 201% from $20.7 million in 1998 to $62.4 million in 1999. The increase in revenue is primarily attributable to growth in customer access ports in service of more than 150% as well as an increase in revenue received per port.

     Point-to-Point Broadband revenue, which includes switched access and SS7 revenues, increased 34% from $120.9 million in 1998 to $161.9 million in 1999. The increase is primarily due to a 60% increase in Point-to-Point service revenue from growth in facilities and services provided, partially offset by a 5% decrease in switched access and SS7 revenue. Approximately 25% of the Point-to-Point revenue increase is attributable to revenue recognized under the Company's fiber optic lease agreement with a major interexchange carrier. Switched access and SS7 generated approximately 29% of the revenues in this category in 2000.

     Corporate Services revenue increased 33% from $84.4 million in 1998 to $112.5 million in 1999. The increase is attributable to an increase of approximately 40% in the number of access lines offset by a decrease in the revenue per line. The decrease in revenue per line was primarily the result of a decline in long distance revenue.

     Reciprocal compensation revenue increased 84% to $142.5 million in 1999 from $77.4 million in 1998. Reciprocal compensation revenue is primarily earned under interconnection agreements with ILECs for terminating local traffic but also includes revenue from transport and termination of other traffic for the ILECs. Reciprocal compensation is charged based on a rate per MOU. Reciprocal compensation revenue increased as the number of ports and access lines increased. However, the average rate per MOU declined by approximately 40% primarily as a result of the Company's decision to discontinue recording revenue for tandem and transport elements of reciprocal compensation on July 1, 1999.

Operating costs
---------------

     Operating costs increased $51.6 million, or 28%, from $187.3 million in 1998 to $238.9 million in 1999. Operating costs decreased as a percentage of revenue from 62% in 1998 to 50% in 1999. Operating costs consist of payments to ILECs for the use of network facilities to support local and Point-to-Point Broadband services, internal network operating costs, right of way fees and other costs. The increase in operating costs in absolute dollars is attributable to the increase in volume of Corporate Services and Point-to-Point Broadband services and the increase in internal network operating costs which include engineering and operations personnel dedicated to the provision of local exchange services.

Selling, general and administrative expenses
--------------------------------------------

     Total SG&A expenses increased $79.8 million, or 50%, from $159.9 million in 1998 to $239.8 million in 1999. Total SG&A expenses decreased as a percentage of revenue from 53% in 1998 to 50% in 1999. The increase in absolute dollars is due in part to a provision for uncollectible accounts receivable of approximately $45 million recorded during the third quarter of 1999 for accounts receivable, which the Company believed may be uncollectible due to unfavorable regulatory rulings. The receivables related primarily to certain elements of reciprocal compensation and transport and termination services provided to ILECs recorded in periods prior to June 30, 1999.

Depreciation and amortization
-----------------------------

     Depreciation and amortization increased $82.3 million, or 90%, for 1999, compared to 1998, primarily due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services as well as a reduction in the overall weighted-average useful life of depreciable assets. In addition, amortization increased due to goodwill recorded in conjunction with the acquisition of CSW/ICG ChoiceCom, L.P. (ChoiceCom) completed on December 31, 1998.

Provision for impairment of long-lived assets
---------------------------------------------

     For 1999, the provision for impairment of long-lived assets of $31.8 million relates to the impairment of software and other capitalized costs associated with billing and provisioning system projects under development. The provision for impairment of long-lived assets was based on management's decision to abandon the billing and provisioning systems under development at the time.

Other, net
----------

     Other, net operating costs and expenses decreased from $4.9 million in 1998 to $0.4 million in 1999. Other, net operating costs and expenses for 1999 consists of deferred compensation expense of $1.3 million related to the Company's deferred compensation arrangement with its former chief executive officer, offset by a net gain on disposal of miscellaneous long-lived assets of $0.9 million. Other, net operating costs and expenses for 1998 relates to the write-off of certain installation costs of disconnected special access customers of $0.5 million, the write-off of certain costs associated with an abandoned operating support system project of $0.8 million and general disposal of furniture, fixtures and office equipment of $3.6 million.

Interest expense
----------------

     Interest expense increased $42.4 million, from $170.0 million for 1998 to $212.4 million which includes $197.2 million of non-cash interest in 1999. Interest expense increased due to the increase in long-term debt associated with the Company's purchase of the corporate headquarters, effective January 1, 1999, and the senior secured financing facility (Senior Facility) completed in August 1999.

Interest income
---------------

     Interest income decreased from $28.4 million in 1999 to $16.3 million in 1999 due to the decrease in cash, cash equivalents and short-term investments.

Other expense, net, including realized gains and losses on marketable trading
-----------------------------------------------------------------------------
securities
----------

     Other expense, net increased from $1.1 million to $2.5 million from 1998 to 1999, respectively. The increase is due to an increase in other expenses from $1.1 million in 1998 to $2.5 million in1999. Other expenses primarily consist of litigation settlement costs offset by a gain on the sale of the common stock of MindSpring in 1999. Other expenses primarily consist of litigation settlement costs in 1999.

Accretion and preferred dividends on preferred securities of subsidiaries, net
------------------------------------------------------------------------------
of minority interest in share of losses
---------------------------------------

     Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses increased $6.7 million, from $55.2 million in 1998 to $61.9 million in 1999. The increase is due primarily to the periodic payment of dividends on the 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 (the 14% Preferred Stock) and the 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2009 (the 14 1/4% Preferred Stock) in additional shares of 14% Preferred Stock and 14 1/4% Preferred Stock. Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses recorded during 1999 includes the accretion of issuance costs of $1.3 million and the accrual of the preferred securities dividends of $60.6 million associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the 6 3/4% Preferred Securities), the 14% Preferred Stock and the 14 1/4% Preferred Stock.

Net income (loss) from discontinued operations
----------------------------------------------

     Net income (loss) from discontinued operations improved from a $79.4 million net loss in 1998 to $36.8 million net income in 1999. Net loss from discontinued operations for 1998 consists of the combined net loss of Zycom, NETCOM, Network Services and Satellite Services. Net income from discontinued operations for 1999 consists of the combined net losses of Network Services and net income of Satellite Services. Zycom terminated its normal operations on October 22, 1998 and, accordingly, the Company reported no loss from discontinued operations of Zycom for 1999. Since the Company expected to report a gain on the disposition of NETCOM, the Company deferred the net losses from operations of NETCOM from

November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales and, accordingly, the Company reported no loss from discontinued operations of NETCOM prior to or subsequent to the dates of the sales for 1999. Additionally, net income from discontinued operations for 1999 includes the gain on the sale of Satellite Services of $48.7 million, offset by the loss on the sale of Network Services of $10.9 million. Net loss from discontinued operations for 1998 includes an estimated loss on the disposal of Zycom of $1.8 million.

Extraordinary gain on sales of operations of NETCOM
---------------------------------------------------

     The Company reported an extraordinary gain on the sales of operations of NETCOM during 1999 of $195.5 million, net of income taxes of $2.0 million. Offsetting the gain on the sales is approximately $16.6 million of net losses of operations of NETCOM from November 3, 1998 through the dates of the sales and $34.7 million of deferred sales proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM to MindSpring. The deferred proceeds were recognized on a periodic basis over the term of the Company's network capacity agreement with MindSpring.

QUARTERLY RESULTS

     The following table presents selected unaudited operating results for three-month quarterly periods during the years ended December 31, 1999 and 2000. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Company's consolidated financial statements and related footnotes included elsewhere in this Annual Report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

     Revenue for the third and fourth quarters of 2000 was lower, and operating loss higher, due primarily to billing credits issued for network service problems, increases in the provision for uncollectible accounts, the non-recognition of revenue from certain ISP customers and the asset impairment. Billing credits issued to IRAS customers totaled approximately $17 million and $13 million in the third and fourth quarters of 2000, respectively. The Company recorded a provision for uncollectible accounts of approximately $29 million and $53 million in the third and fourth quarters of 2000, respectively. Of those amounts, approximately $6 million and $13 million related to reciprocal compensation for the third and fourth quarters of 2000, respectively. In addition, during the fourth quarter of 2000, the Company did not recognize approximately $5.5 million of Dial-Up revenue due to concerns regarding the ultimate collection of billings. Finally, the Company recorded an impairment of long-lived assets of $1.7 billion during the fourth quarter of 2000.

     Operating costs and net loss in the fourth quarter of 1999 were lower, and EBITDA was higher due to an in-depth management review of network costs that was conducted during the fourth quarter of 1999 following the centralization of network functions. The analysis identified approximately $9.5 million in costs from the first nine months of 1999 that related to capital activities under the existing Company capitalization policy. Of the $9.5 million adjustment booked in the fourth quarter, approximately $5.0 million related to costs that should have been capitalized in the second quarter and $4.5 million of costs that should have been capitalized in the third quarter.

                                                  Three Months Ended                                  Three Months Ended
                                    ------------------------------------------------ ---------------------------------------------
                                      Mar. 31,     June. 30,   Sept. 30,   Dec. 31,   Mar. 31,   June 30,    Sept. 30,   Dec. 31,
                                        1999         1999         1999       2000       2000       2000         2000       2000
                                    -----------  -----------  ----------- ---------- ---------- ----------  ----------- ----------
                                                  (Dollars in thousands except per share and statistical data amounts)
Statement of Operations Data:
Revenue/(1)/                        $   104,331      117,654      115,166    142,075    157,408    174,704     145,257     120,914
Operating loss                          (27,568)     (59,160)     (91,381)   (27,789)   (45,614)   (51,826)   (159,113) (1,893,564)
Loss from continuing operations         (86,206)    (123,759)    (156,527)   (99,970)  (121,450)  (124,612)   (237,246) (2,007,188)
Net (loss) income from
 discontinued operations                   (111)      (8,651)         748     44,803          -        736           -       3,606
Net income (loss)                       106,712     (132,410)    (155,779)   (52,685)  (121,450)  (123,876)   (237,246) (2,010,945)
Net income (loss) attributable to
 common stockholders                    106,712     (132,410)    (155,779)   (52,685)  (121,450)  (297,617)   (254,520) (2,137,458)
                                    ===========  ===========  =========== ========== ========== ==========  ==========  ==========
Loss per share from continuing
 operations - basic and
 diluted                                  (1.85)       (2.63)       (3.31)     (2.11)     (2.52)     (2.56)      (4.58)     (39.97)
                                    ===========  ===========  =========== ========== ========== ==========  ==========  ==========
Weighted average number of shares
 outstanding - basic and diluted         46,538       46,988       47,320     47,618     48,189     48,723      51,782      50,184
                                    ===========  ===========  =========== ========== ========== ==========  ==========  ==========
Other Data:
Net cash used (provided) by
 operating activities                   (47,906)      37,315      (37,604)     4,719     (7,234)   110,313      36,084     (16,680)

Net cash provided (used) by
investing activities                    133,100      (93,611)    (116,065)   (45,836)  (121,468)  (253,990)   (186,516)      4,355

Net cash provided (used) by
financing activities                       (456)      (4,390)      73,848     (1,984)    66,207    599,036    (129,412)     (7,387)


EBITDA / (2)/
                                          7,874       15,221      (45,676)    23,124     19,417     22,438     (57,637)   (109,990)
Capital expenditures of continuing
 operations / (3)/                      102,912      133,025      138,387    364,737    214,907    347,461     319,209      92,007

Capital expenditures of
 discontinued operations /(3)/            2,805        3,354        4,970      1,135          -          -           -           -


Statistical Data/ (4)/:
Full time employees                       2,665        2,753        3,054      2,853      2,930      2,975       3,160       2,054
Telecom services:
  Access lines in service / (5)/        418,610      494,405      584,827    730,975    904,629  1,112,964   1,074,469     950,447

  Buildings connected:
    On-net                                  789          874          939        963      1,046        924         936         925
    Hybrid /(6)/                          5,337        5,915        6,476      7,115      7,746      8,228       8,584       8,659
                                    -----------  -----------  ----------- ---------- ---------- ----------  ----------- ----------
      Total buildings connected           6,126        6,789        7,415      8,078      8,792      9,152       9,520       9,584
  Operational switches:
    Circuit                                  29           29           29         31         35         43          47          47
    ATM                                       -            -            -         24         24         24          24          26
    Frame relay                              17           16           16         16         16          -           -           -
                                    -----------  -----------  ----------- ---------- ---------- ----------  ----------- ----------
      Total operational switches             46           45           45         71         75         67          71          73
  Regional fiber route miles / (7)/:
    Operational                           4,351        4,406        4,449      4,596      4,807      4,767       4,816       5,577
    Under construction                        -            -            -        531          -        495         508           -
  Regional fiber strand miles/(8)/:
    Operational                         155,788      164,416      167,067    174,644    177,103    184,064     192,422     166,498
    Under construction                        -            -            -     18,564          -     12,254      14,891           -
  Collocations with ILECs                   111          126          139        147        183        188         188         160

(1) On October 10, 2000, the Company adopted SAB 101, Revenue Recognition in Financial Statements. As required by GAAP, the Company has reflected the effects of the change in accounting principle as if such change had been adopted as of January 1, 2000. This resulted in the following changes in revenue amounts previously in the Company's 2000 quarterly reports on Forms 10-Q: an increase to revenue of approximately $0.1 million for the first quarter, a decrease to revenue of approximately $1.0 million for the second quarter and an increase to revenue of approximately $0.5 million for the third quarter.

(2)  See note 3 under "Selected Financial Data" for the definition of EBITDA.

(3) See note 4 under "Selected Financial Data" for the definitions of capital expenditures of continuing operations and capital expenditures of discontinued operations.

(4) Amounts presented are for three-month periods ended, or as of the end of the period presented.

(5) Access lines in service includes lines provisioned through the Company's switch and through resale and other agreements with various local exchange carriers. Access lines provisioned include internal and other non-revenue generating access lines. On a go-forward basis, the Company plans to report only revenue generating access lines in service to better match line count with reported revenue. As of December 31, 2000 the provisioned lines generating revenue are approximately 940,000.

(6) Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities.

(7) Regional fiber route miles refers to the number of miles of regional fiber optic cable, including leased fiber. As of December 31, 2000, the Company had 5,577 regional fiber route miles. Regional fiber route miles under construction represents fiber under construction that is expected to be operational within six months.

(8) Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of December 31, 2000, the Company had 166,498 regional fiber strand miles, of which 46,097 regional fiber strand miles were leased under operating leases. Regional fiber strand miles under construction represents fiber under construction that is expected to be operational within six months.

NET OPERATING LOSS CARRYFORWARDS

      As of December 31, 2000, the Company has federal NOL carryforwards of approximately $1.277 billion, which expire in varying amounts through December 31, 2020. Due to the provisions of Internal Revenue Code ("Code") sections 108, 382 and certain other Code and Treasury Regulations, it is anticipated the major portion of the NOLs will be reduced by cancellation of indebtedness and that a change in ownership will occur as a result of a plan of reorganization ("Plan") that is expected to be filed. If the Plan results in the issuance of new stock and or the cancellation of existing stock, the remaining amount NOLs (if any) will be limited on the amount that can be utilized each year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating and net losses as a result of the development and operation of its networks. The Company expects that its operating losses will continue as it operates as a debtor-in-possession as a result of its Chapter 11 bankruptcy filing. Further, due to the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

     At December 31, 2000, the Company had cash and short-term investments of approximately $214.7 million. On December 4, 2000, the Company finalized its Debtor-in-Possession Revolving Credit Agreement with Chase Manhattan Bank (the "Credit Agreement"). The Credit Agreement originally provided for up to $350 million in financing, which was subsequently amended to $200 million. The Credit Agreement financing terms require that the Company's Senior Facility be paid off at the time of the first borrowing. Management believes that current cash, short-term investments and the Credit Agreement, along with protection under bankruptcy law, should enable the Company to fund operations through the bankruptcy restructuring process. However, there can be no assurance that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements, or that the Company will achieve or sustain profitability or positive EBITDA in the future. As of May 31, 2001, the Company had cash and short-term investments of $152.1 million, with no amounts drawn under the Credit Agreement.

     At December 31, 2000, the Company had $2,785 million of liabilities outstanding subject to compromise, including $2,167 million of indebtedness and $1,366 million of mandatorily redeemable preferred shares. As a result of filing for protection under bankruptcy law, the Company is not currently paying any of the debt service or preferred stock dividend obligations that have been outstanding since November 14, 2000, except for certain interest-only payments on some of the Company's secured debt. In addition, future payment of principal and interest on all of the outstanding indebtedness and dividends on the preferred shares is subject to court approval and may be discharged in whole or in part in bankruptcy with proceeds from the court approved plan of reorganization or liquidation of the Company. At this time, there can be no assurance as to the amount of payment, if any, that will be made to these debtors and shareholders.

     The Company's plan of reorganization may require additional debt and/or equity financing. There can be no assurance that additional financing arrangements will be available to the Company on acceptable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to emerge from bankruptcy in the time frame it anticipates, or at all, and it may be prohibited from otherwise responding to competitive pressures. In such case, the Company's business, results of operations and financial condition will be materially adversely affected. In addition, no assurance can be given that the plan of reorganization will be approved by the Bankruptcy Court or that the Company will be successful in reorganizing its affairs within the Chapter 11 proceedings.

     As a result of the Company's liquidity problems, the Company's directors did not declare a dividend on the 6 3/4% Preferred Securities that was otherwise payable on November 15, 2000. In addition, the Company has not declared dividends on the 14%, 14 1/4% Preferred Stock and the 8% Series A Convertible Preferred Stock.

Net Cash Provided (Used) By Operating Activities
------------------------------------------------

     The Company's operating activities used $100.1 million and $43.5 million, and provided $122.5 million during 1998, 1999 and 2000, respectively. Net cash provided (used) by operating activities is primarily due to losses from continuing operations and increases in receivables, which are partially offset by changes in deferred revenue and other working capital items and non-cash expenses, such as depreciation and amortization, deferred interest expense, accretion and preferred dividends on subsidiary preferred securities. In 2000, cash provided by operating activities included $34 million in non-cash charges related to the Company's reorganization. Also in 2000, interest of approximately $30.3 million was not recognized due to the bankruptcy proceedings. The Company's operating activities provided $122.5 million in 2000; however, this is largely attributable to the bankruptcy proceedings which have increased the amount of the

Company's accounts payable and accrued liabilities balances. In addition, deferred revenue increased primarily due to an agreement with an interexchange carrier.

Net Cash Used By Investing Activities
--------------------------------------

     Investing activities used $343.6 million, $122.4 million, and $557.6 million during 1998, 1999 and 2000, respectively. Net cash used by investing activities includes cash expended for the acquisition of property, equipment and other assets of $360.2 million, $595.3 million, and $742.8 million for 1998, 1999 and 2000, respectively. Net cash used by investing activities also includes $64.6 million and $146.3 million for 1999 and 2000, respectively, for the change in accounts payable and accrued liabilities for the purchase of long-term assets.

     The Company used $67.8 million during 1998 for the acquisitions of ChoiceCom, NikoNet and DataChoice combined and $9.1 million to purchase the minority interest of two of the Company's subsidiaries. During 1998, the Company received proceeds from the sale of the Company's corporate headquarters of $30.3 million and the sale of the short-term investments of $60.3 million.

     During 1999, the Company used $28.9 million for the purchase of long-term investments and $6.0 million to purchase the minority interest of two of the Company's subsidiaries. Offsetting the expenditures of investing activities for 1999 are the net proceeds from the sales of NETCOM, Network Services and Satellite Services combined of $404.9 million, including $30.0 million in proceeds from the sale of common stock of MindSpring, which the Company received as partial consideration for the sale of the domestic operations of NETCOM, and proceeds from the sales of short-term investments available for sale of $29.8 million.

     Offsetting the expenditures for investing activities for 2000 are the proceeds from the sale of short-term investments and marketable securities of $32.8 million. The Company acquired assets under capital leases and IRU agreements of $0.8 million, $143.7 million and $230.8 million during 1998, 1999 and 2000 respectively.

Net Cash Provided By Financing Activities
------------------------------------------

     Financing activities provided $525.6 million, $67.0 million and $528.4 million during 1998, 1999 and 2000, respectively. Net cash provided by financing activities for these periods includes cash received in connection with the private placement of the 10% Notes and the 9 7/8% Notes in February 1998 and April 1998, respectively, the Senior Facility completed in August 1999, and the 8% Series A Convertible Preferred Stock issued in April 2000. Historically, the funds to finance the Company's business acquisitions, capital expenditures, working capital requirements and operating losses have been obtained through public and private offerings of the Company and Holdings-Canada common shares, convertible subordinated notes, convertible preferred shares of Holdings-Canada, capital lease financings and various working capital sources, including credit facilities, in addition to the private placement of the securities previously mentioned and other securities offerings. Net cash provided by financing activities for 1998, 1999 and 2000 also includes proceeds from the issuance of common stock in conjunction with the exercise of options and warrants and the Company's employee stock purchase plan, offset by principal payments on long-term debt, capital leases and IRU agreements and payments of preferred dividends on preferred securities of subsidiaries.

     On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility ("Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. During 1999 and 2000, the Company borrowed approximately $80.0 million and $95.0 million, respectively, under the loans at variable interest rates.

     During 2000, the Company received net proceeds of $707.7 million from the issuance of the 8% Series A Convertible Preferred Stock. These proceeds were used to fund the Company's operating and expansion activities. Due to the bankruptcy proceedings, the Company has fully written off the offering costs and fully accreted the discount associated with the 8% Series A Convertible Preferred Stock totaling $118.1 million.

     As of December 31, 2000, the Company had an aggregate accreted value of approximately $2.0 billion outstanding under the 13 1/2% Senior Discount Notes due 2005 (the 13 1/2% Notes), the 12 1/2% Notes due 2006 (the 12 1/2% Notes),
the 11 5/8% Notes, the 10% Notes, and the 9 7/8% Notes.

Capital Expenditures
--------------------

     The Company's capital expenditures of continuing operations (including assets acquired under capital leases) were $361.0 million, $739.1 million and $973.6 million for 1998, 1999 and 2000, respectively.

     There is substantial uncertainty about the Company's ability to obtain capital and to complete and place in service the Company's $232 million construction in progress balance as of December 31, 2000.

Reciprocal Compensation
-----------------------

     ICG has, as of December 31, 2000, a net receivable for reciprocal compensation due under interconnection agreements with ILECs of approximately $28 million. ICG received cash of approximately $175 million during the year ended December 31, 2000, from ILECs for terminating local traffic. The Company anticipates that due to changes in the regulatory environment, reciprocal compensation revenue earned after 2003 will not be significant

     Revenue for 1999 includes approximately $22 million for the tandem switching and common transport rate elements. Effective July 1, 1999, ICG ceased recognition of these rate elements as revenue until cash receipts are either received or the uncertainty of receipt has been removed (such as the execution of a binding agreement). ICG has continued to bill and pursue collection of all amounts due under the agreements.

NEW ACCOUNTING PRONOUNCEMENTS


     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133", and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No.133" ("SFAS 138"). SFAS 133 and SFAS 138 are effective for all quarters and fiscal years beginning after June 15, 2000. The adoption of SFAS 133 and SFAS 138 did not have a material effect on the Company's financial position or results of operations.

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

INTEREST RATE RISK

     The Company's exposure to market risk associated with changes in interest rates relates primarily to the Company's investments in marketable securities and its Senior Facility and Credit Agreement.

     The Company invests primarily in high-grade, short-term investments that consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale. As of December 31, 2000, the Company had approximately $214.7 million in cash, cash equivalents and short-term investments available for sale, at a weighted average fixed interest rate of 7.00%. A hypothetical 10% fluctuation in market rates of interest would not cause a material change in the fair value of the Company's investment in marketable securities at December 31, 2000, and accordingly, would not cause a material impact on the Company's financial position, results of operations or cash flows.

     On August 12, 1999, the Company entered into the Senior Facility, consisting of two term loans and a revolving line of credit. All components of the Senior Facility bear variable annual rates of interest, based on the change in the prime rate. No additional borrowings are available under the Senior Facility. The Company is continuing to make interest only payments which are affected by fluctuations in the prime rate. As of December 31, 2000, the Company had $84.6 million outstanding under the Senior Facility. A hypothetical change in annual interest rate of 1% per annum would result in a change in interest expense of approximately $0.8 million.

     The Company is also subject to interest rate risk under the Credit Agreement, which bears variable annual rates of interest. However, as of December 31, 2000, the Company has not borrowed any money under the Credit Agreement.

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

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
          ----------------------------------------------

DIRECTORS AND OFFICERS OF ICG COMMUNICATIONS, INC.

     Set forth below are the names and certain information about the directors of the Company as of June 1, 2001:

Name                                Age                 Position
----                                ---  ---------------------------------------
William J. Laggett/(1)(4)(5)(6)/     71  Vice-Chairman of the Board of Directors

William S. Beans, Jr.                36  Director

J. Shelby Bryan                      55  Director

John U. Moorhead II/(2)(3)(6)/       49  Director

Leontis Teryazos/(2)(3)(4)(5)(6)/    58  Director

Walter Threadgill/(1)(3)(4)(5)(6)/   55  Director

_______________________________
(1)  Term as Director expires in 2002.

(2)  Term as Director expires in 2003.

(3)  Member of Audit Committee.

(4)  Member of Compensation Committee.

(5)  Member of Stock Option Committee.

(6)  Member of Special Executive Committee.

       William J. Laggett has been Vice-Chairman of the Board of Directors since
       ------------------
June 1999. Prior to such time, he was Chairman of the Board of Directors from June 1995 and a Director from January 1995. Mr. Laggett was the President of Centel Cellular Company from 1988 until his retirement in 1993. From 1970 to 1988, Mr. Laggett held a variety of management positions with Centel Corporation, including Group Vice President-Products Group, President-Centel Services, and Senior Vice President-Centel Corporation. Prior to joining Centel, Mr. Laggett worked for New York Telephone Company.

       William S. Beans, Jr. has been a Director since April 2000.  Mr. Beans
       ---------------------
also served as President and Chief Operating Officer from January 2000 to December 2000. Prior thereto, Mr. Beans was Executive Vice President and President of Network Services from June 1999 to April 2000. Before joining the Company, Mr. Beans held several positions in Teleport Communications Group, Inc., a division of AT&T Local Services. He was National Vice President - Operations from November 1997 until June 1999, Vice President Customer Care/Customer Service from October 1995 to November 1997 and Vice President of Network Development from September 1993 to October 1995.

       J. Shelby Bryan has been a Director since May 1995.  He also served as
       ---------------
President, Chief Executive Officer and Director from May 1995 through August 22, 2000 and as Chairman of the Board of Directors and Chief Executive Officer from June 1999 through August

22, 2000. Mr. Bryan has over 20 years of experience in the telecommunications industry, primarily in the cellular business. He co-founded Millicom International Cellular S.A., a publicly owned corporation providing cellular service internationally, served as its President and Chief Executive Officer from 1985 to 1994 and served as a Director through May 1998.

       John U. Moorhead II has been a Director since June 1998 and is Managing
       -------------------
Director of C.E. Unterberg Towbin. From 1991 until April 2001 Mr. Moorhead was Managing Director of VM Equity Partners, a firm he co-founded. Prior to founding VM Equity Partners, Mr. Moorhead worked for eight years as a senior executive in investment banking, first at EF Hutton and then at Lehman Brothers where he was Senior Vice President and Director of the New Business Group of Lehman Brothers' investment banking division from 1987 to 1990. Mr. Moorhead serves on the Board of Directors of SEMX Inc., a NASDAQ National Market company that provides specialty materials and services to the microelectronic and semiconductor industries.

       Leontis Teryazos has been a Director of ICG since June 1995.  Mr.
       ----------------
Teryazos is President of Letmic Management Inc., a financial advisory firm that specializes in working with early stage telecommunications and health care companies. Mr. Teryazos also serves on the Board of Directors of Aurelium Biopharma Inc., and QR Canada Capital Inc. (QRI/CDNX), a publicly traded Canadian Venture Capital company. Mr. Teryazos is also President and CEO of QR Canada Capital Inc. Mr. Teryazos is also head of Letmic Management Reg'd, a Montreal real estate developer. Mr. Teryazos is a graduate of Cornell University in 1965 and the Taft School, Watertown, Connecticut in 1961.

       Walter Threadgill has been a Director since December 1997 and is the
       -----------------
Managing General Partner of Atlantic Coastal Ventures, L.P. Mr. Threadgill also serves on the Board of Directors of Ravisent Technologies, Inc. Previously, Mr. Threadgill was the President and Chief Executive Officer of Multimedia Broadcast Investment Corporation. He has held positions as Divisional Vice President of Fiduciary Trust Company in New York and as Senior Vice President and Chief Operating Officer of United National Bank in Washington, D.C. Mr. Threadgill chaired the Presidential Small Business Advisory Committee and served the National Association of Investment Companies as Director, Treasurer and Legislative Committee Chairman. Mr. Threadgill is a member of the Federal Communications Bar Association.

EXECUTIVE OFFICERS OF ICG COMMUNICATIONS, INC.

       The current executive officers of the Company are as follows:

Name                    Age                  Position
----
Randall E. Curran        47  Chief Executive Officer

Richard E. Fish, Jr.     36  Executive Vice President and Chief Financial
                             Officer

Michael D. Kallet        47  Executive Vice President - Operations and Chief
                             Technology Officer

Bernard L. Zuroff        45  Executive Vice President, General Counsel and
                             Secretary

       Randall E. Curran has been Chief Executive Officer since September 2000.
       -----------------
Prior thereto, Mr. Curran was Chairman, President and Chief Executive Officer of Thermadyne Holdings Corporation ("Thermadyne"). From 1995 to 2000, Mr. Curran also held several other executive positions at Thermadyne including Chief Operating Officer and Chief Financial Officer. Prior to joining Thermadyne, Mr. Curran held various finance positions with Clarke Industries, Inc., McGraw-Edison Co., and Arthur Anderson & Co.

       Richard E. Fish, Jr. has been Executive Vice President and Chief
       --------------------
Financial Officer since December 2000. Prior to this position, Mr. Fish was Senior Vice President of Finance since September 1999. Before joining the Company, Mr. Fish was Director-Access Management with AT&T Corp. from 1998 to 1999. AT&T Corp. acquired Teleport Communications Group, Inc. in 1998 where Mr. Fish was Director-Operations since 1995.

       Michael D. Kallet has been Executive Vice President - Operations and
       -----------------
Chief Technology Officer since December 2000 and was Executive Vice President, Products and Strategic Development since July 1999. Prior thereto, he was Senior Vice President of Products and Services from December 1995. He has been General Manager and Chief Operations Officer of ICG NetAhead, Inc., a subsidiary of the Company, since February 1999. Prior to joining the Company, he held several positions in the technology industry, including positions at IBM, Computer Support Corporation, Walker Interactive and Software Publishing Corporation (Harvard Graphics).

       Bernard L. Zuroff has been Executive Vice President, General Counsel and
       -----------------
Secretary since October 2000. Prior to this position, Mr. Zuroff was Assistant General Counsel and Corporate Attorney since July 1996. Before joining the Company, he had eleven years of experience as an attorney with Gorsuch Kirgis, L.L.C., the Resolution Trust Company and Infotel, Inc.

       There are no family relationships between any current director or officer or any other current director or officer.

DIRECTORS AND OFFICERS OF ICG HOLDINGS (CANADA) CO.

The sole director of ICG Holdings-Canada is Bernard L. Zuroff. Randall E. Curran is the Chief Executive Officer, Richard E. Fish, Jr. is the President and Chief Financial Officer, and Bernard L. Zuroff is the Executive Vice President, General Counsel and Secretary.

DIRECTORS AND OFFICERS OF ICG HOLDINGS, INC.

The directors for ICG Holdings are Randall E. Curran and Richard E. Fish, Jr. Randall E. Curran is the Chief Executive Officer, Richard E. Fish, Jr. is the President and Chief Financial Officer, and Bernard L. Zuroff is Executive Vice President, General Counsel and Secretary.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file with the Securities Exchange Commission reports regarding their ownership and changes in ownership of the Company's stock. ICG believes that during 2000, its directors and executive officers complied with all Section 16(a) filing requirements with the following exceptions: (1) a Form 3 with respect to stock options granted to James Washington, former Executive Vice President-Network Services, was not filed on or before January 17, 2000 as required, but on February 10, 2000; (2) four Form 4s with respect to stock options granted to Michael D. Kallet, Executive Vice President-Operations and Chief Technology Officer, Cindy Z. Schonhaut, former Executive Vice President-External Affairs,
H. Don Teague, former Executive Vice President, General Counsel and Secretary, and Carla J. Wolin, former Executive Vice President-People Services, were not filed on or before February 10, 2000 as required, but on March 31, 2000; (3) two Form 4s with respect to stock options granted to William J. Laggett, Director and Vice Chairman, and Walter Threadgill, Director were not filed on or before July 10, 2000 as required, but on July 18, 2000; (4) a Form 4 with respect to stock options granted to Leontis Teryazos, Director, was not filed on or before July 10, 2000, as required, but on July 13, 2000; and (5) due to a Chapter 11 related staffing shortage, a Form 3 reporting that Randall E. Curran, Chief Executive Officer does not beneficially own any derivative securities was not filed on or before October 5, 2000 as required but on October 23, 2000, a Form 3 with respect to stock options granted to Bernard L. Zuroff, Executive Vice President, General Counsel and Secretary was not filed on or before October 25, 2000 as required, but on December 1, 2000 and an amended Form 5 was filed on March 14, 2001 by William S. Beans, former President and Chief Operating Officer, with respect to a stock option grant that was inadvertently not included in the Form 5 that was timely filed on February 14, 2001.


     In making these statements, ICG has relied upon a review of reports on Forms 3, 4 and 5 furnished to the Company during, or with respect to its last fiscal year.

 ITEM 11. EXECUTIVE COMPENSATION
          ----------------------

EXECUTIVE OFFICER COMPENSATION

     The following table provides certain summary information concerning compensation paid by the Company and its subsidiaries to the three individuals who served as the Company's Chief Executive Officer during the fiscal year ended December 31, 2000; together with the four executive officers and two other most highly compensated officers or former officers (the "Named Officers") for the fiscal years ended December 31, 2000, 1999, and 1998. Neither Holdings-Canada nor Holdings pays any form of compensation to any of their respective Directors or Officers.

                                               Summary Compensation Table

                                                       Annual Compensation
                                                                                           Long-term
                                           -------------------------------------------   Compensation
                                                                                       -----------------     All
                                                                          Other Annual     Securities       Other
      Name and Principal         Fiscal                                   Compensation     Underlying    Compensation
          Position               Year      Salary ($)       Bonus ($)         ($)           Options            ($)
---------------------------------------------------------------------------------------------------------------------
Randall E. Curran                  2000         225,000               -       18,786/(1)/          -                -
Chief Executive Officer            1999               -               -               -            -                -
                                   1998               -               -               -            -                -

Carl E. Vogel                      2000               -               -               -       19,480                -
Former Chief Executive             1999               -               -               -            -                -
     Officer/(2)/                  1998               -               -               -            -                -

J. Shelby Bryan                    2000    1,538,011/(3)/             -       48,383/(4)/    250,000                -
Director and former Chief          1999    1,500,000/(5)/             -       98,658/(6)/    200,000                -
      Executive Officer and
      Chairman                     1998    1,435,191/(5)/             -      159,554/(7)/          -                -

Richard E. Fish, Jr.               2000         168,654       80,630/(8)/      6,000/(9)/     60,000                -
Chief Financial Officer            1999          47,115      11,514/(10)/      1,268/(9)/     30,000                -
                                   1998               -               -               -            -                -

Michael D. Kallet                  2000     283,924/(11)/   207,020/(12)/    71,197/(13)/          -        1,610/(14)/
EVP - Operations and               1999     240,154/(15)/       136,838       3,000/(16)/     55,000                -
      Chief Technology
       Officer                     1998               -               -               -       35,000                -


Bernard L. Zuroff                  2000         140,000      51,837/(17)/     7,500/(16)/     33,300                -
Executive Vice President -         1999     111,950/(18)/    27,640/(19)/             -        3,300                -
      General Counsel              1998          88,034      21,028/(20)/             -        2,400                -

Robert P. Athey                    2000     126,346/(21)/    22,000/(22)/   130,449/(23)/          -                -
Senior Vice President - Sales      1999      89,318/(24)/        10,757      92,150/(25)/     11,300                -
                                   1998      63,805/(26)/     5,275/(27)/    81,776/(28)/      1,125                -

John Kane/(29)/                    2000          60,328       1,000,000               -            -    1,224,038/(30)/
Former President                   1999         337,463       1,059,745           9,049      150,000                -
                                   1998         157,236         101,916           4,200      110,000                -

Williams S. Beans, Jr.             2000     467,981/(31)/   326,193/(32)/    70,924/(33)/    100,000        7,173/(14)/
Former President and               1999         134,615          46,875     164,394/(34)/    749,982        2,625/(35)/
      Chief Operating Officer      1998               -               -               -            -                -

______________________________
(1) Consists of Mr. Curran's housing, travel and car allowances as provided for in his employment agreement.
(2)  Mr. Vogel resigned from the Company effective September 18, 2000.
(3) Consists of amounts earned pursuant to the compensation formula in Mr. Bryan's employment agreement. This amount includes payment of $1,073,556 that was earned in 1999.
(4)  Consists of $48,383 for housing expenses.
(5) Consists of amounts earned pursuant to the compensation formula in Mr. Bryan's employment agreement, as adjusted for amounts earned in 1998 and 1999.
(6) Consists of $13,997 for car allowance, $49,583 for housing expenses and Company contributions to 401(k) Defined Contribution Plan in the amount of $35,078.
(7) Consists of $24,430 for car allowance, $46,964 for housing expenses and Company contributions to 401(k) Defined Contribution Plan in the amount of $88,160.
(8)  Consists of $40,630 incentive bonus and $40,000 retention bonus.
(9)  Consists of amounts for car allowance.
(10) Consists of $1,514 incentive bonus and $10,000 sign-on bonus.
(11) Consists of $283,462 in annual salary and $462 of retroactive salary that was paid in 2000.

(12) Consists of $122,020 incentive bonus and $85,000 retention bonus.
(13) Consists of $12,000 for a car allowance and $59,197 relocation payment.
(14) Consists of executive life insurance payments.
(15) Consists of $239,615 in annual salary and $539 of retroactive salary that was paid in 1999.
(16) Consists of amounts for car allowance.
(17) Consists of $38,837 incentive bonus and $13,000 retention bonus.
(18) Consists of $111,103 in annual salary and $846 of retroactive salary that was paid in 1999.
(19) Consists of $2,500 reward and recognition bonus and $25,140 incentive bonus.
(20) Consists of $675 reward and recognition bonus and $20,353 incentive bonus.
(21) Consists of $125,192 in annual salary and $1,154 of retroactive salary that was paid in 2000.
(22) Consists of retention bonus.
(23) Consists of $128,649 in sales commissions and $1,800 in car allowance amounts.
(24) Consists of $88,741 in annual salary and $577 in retroactive salary that was paid in 2000.
(25) Consists of $88,550 in sales commissions and $3,600 in car allowance amounts.
(26) Consists of $62,904 in annual salary and $901 in retroactive salary that was paid in 2000.
(27) Consists of $4,975 incentive bonus and $300 in recruiting bonus.
(28) Consists of $78,176 in sales commissions and $3,600 in car allowance amounts.
(29) Pursuant to the terms of a General Release, Covenant Not to Sue and Agreement entered into between John Kane and the Company, Mr. Kane's employment agreement was terminated and he resigned from his positions with the Company as of January 1, 2000. In addition, he received severance and bonus payments and the Company canceled $280,000 of promissory notes executed by Mr. Kane. Further, all of Mr. Kane's unvested options became fully vested. On January 19, 2000, the Company filed a complaint against Mr. Kane in Arapahoe County District Court, Colorado. Subsequently, the Company and Mr. Kane entered into a settlement agreement which provided, among other things, that 82,500 vested options to purchase 220,000 shares of ICG stock were revoked by ICG and relinquished by Mr. Kane.
(30) Consists of $12,766 of COBRA premium equivalents, $931,272 in severance, and $280,000 attributable to the Company foregoing its right to seek reimbursement of promissory notes.
(31) Consists of $448,077 in annual salary and $19,904 in retroactive salary which was paid in 2000.
(32) Consists of $183,793 incentive bonus and $142,400 retention bonus.
(33) Consists of $35,724 for car allowance and $35,200 for relocation expenses.
(34) Consists of $7,800 for car allowance, $156,379 for relocation expenses and $215 for non-taxable relocation expenses.
(35) Consists of taxable interest on loan.

                     Option/SAR Grants in Last Fiscal Year

     The Company granted no stock appreciation rights during the year ended December 31, 2000 to the Named Officers or to other employees. The following table provides information on option grants during the year ended December 31, 2000 to the Named Officers:


                                                                                                Potential realizable value at
                                       Individual grants                                                  assumed
                        --------------------------------------------
                              Number of          Percent of total       Exercise                    annual rates of stock
                              Securities          options granted          or                        price appreciation
                              Underlying      to employees in fiscal      base     Expiration                for
Name                           options                 year              price       date                option term
                              granted (#)                               ($/Sh)
                                                                                             --------------------------------
                                                                                                       5% ($)          10% ($)
-----------------------------------------------------------------------------------------------------------------------------
Randall E. Curran                       -                  -                -            -              -               -

Carl E. Vogel                   14,480/(1)/           .27561%        $ 32.875      4/10/10              -               -
                                 5,000/(1)/           .09516%        $ 22.875       6/6/10              -               -

J. Shelby Bryan                250,000/(1)/           4.7584%        $ 24.375       5/9/10              -               -

Richard E. Fish, Jr.            60,000/(2)/          1.14203%        $  29.75      4/27/10              -               -

Michael D. Kallet               40,000/(3)/           .76135%        $  18.00       1/6/10              -               -
                                48,905/(2)/           .93085%        $ 24.375       5/9/10              -               -

Bernard L. Zuroff               25,800/(2)/           .49107%        $  29.75      4/27/10              -               -
                                 7,500/(3)/           .14275%        $34.3125      2/28/10              -               -

John Kane                               -                  -                -            -              -               -

Robert P. Athey                         -                  -                -            -              -               -

William S. Beans, Jr.          100,000/(1)/          1.90339%        $ 24.375       5/9/10              -               -

_____________________________________________

(1) Granted from 1998 Stock Option Plan (Amended and Restated as of September 10, 1999).
(2)  Granted from Year 2000 Broad-Based Long-Term Incentive Plan.
(3) Granted from 1996 Stock Option Plan (Amended and Restated as of September 10, 1999).

    Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
                                     Values

          The following table provides information on options exercised during the year ended December 31, 2000 by the Named Officers and the value of such officers' unexercised options at December 31, 2000:

                                                                     Number of securities             Value of unexercised in-the-
                                       Shares                       underlying unexercised                   money options at
                                      acquired on       Value       options at fiscal year end (#)       fiscal year end ($)/(1)/
                                                                    ------------------------------    -----------------------------
Name                                  exercise (#)   Realized ($)   Exercisable     Unexercisable     Exercisable     Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Randall E. Curran                            -                 -              -                 -             -                -

Carl E. Vogel                                -                 -          9,480            10,000             -                -

J. Shelby Bryan                        150,000         1,584,375      2,033,334           166,666             -                -

Richard E. Fish, Jr.                         -                 -         13,500            76,500             -                -

Michael D. Kallet                            -                 -        126,345           138,655             -                -

Bernard L. Zuroff                            -                 -         10,281            29,719             -                -

John Kane                              137,500         1,914,707         82,500                               -                -

Robert P. Athey                              -                 -          8,244             5,181             -                -

William S. Beans, Jr.                        -                 -        106,945           333,055             -                -
----------------------------------------

     (1) While the Company's common stock is trading on certain over the counter markets, the shares are believed by management to carry no value.

DIRECTOR COMPENSATION

               The Company compensates its non-employee directors for attendance at meetings of the Board of Directors or a committee of the Board of Directors as follows: $4,000 for attendance at a meeting in person, plus reimbursement of expenses, and $1,500 for participation in a telephonic meeting; provided that when meetings of the Board of Directors and/or one or more committees are held on the same day, the non-employee directors are entitled to be compensated only for one such meeting. In addition, the Vice-Chairman of the Board of Directors, Mr. Laggett, receives an annual fee of $80,000 payable in quarterly installments and Messrs. Moorhead, Teryazos and Threadgill receive an annual fee of $60,000 payable in quarterly installments. On December 15, 1999, all non-employee directors of the Company were granted options for the 2000 fiscal year to purchase 20,000 shares of Common Stock under the 1998 Stock Option Plan, which vested as to 5,000 shares on the 15th day of the last month of each fiscal quarter of 2000 commencing March 15, 2000. On June 7, 2000, all non-employee Directors of the Company were granted options to purchase 5,000 shares of ICG Common Stock under the Company's 1998 Stock Option Plan.

EXECUTIVE EMPLOYMENT AGREEMENTS

     The Company and its subsidiaries have employment agreements with Randall E. Curran, Richard E. Fish, Jr., Michael D. Kallet, Bernard L. Zuroff, Robert Athey, Brian Cato, Darlinda Coe, John Colgan, Kimberly Gordon, David Hurtado, Gayle Landis, and Gary Lindgren.

     In July 2001, the Bankruptcy Court approved the terms of an amended employment agreement for Mr. Curran. The amended agreement will provide for the continued employment of Mr. Curran on a month to month term at an annual base salary of $900,000 which may be increased from time to time in accordance with normal business practices of the Company. Subject to the Company achieving certain financial targets established by the Company's Board and the Special Committee, the amended agreement also provides for a performance bonus of up to $900,000 in 2001 and for performance bonuses in subsequent years in amounts of up to twelve months' base salary at the rate then in effect based upon performance targets to be established at the discretion of the Company's Board or the compensation committee thereof. Mr. Curran will also be eligible to receive a reorganization bonus of up to twelve months' base salary in the event that a plan of reorganization for the Company is consummated and confirmed in its currently pending Chapter 11 case, depending on the timing thereof, or if there is a sale of all or substantially all of the Company's assets. In addition, Mr. Curran is entitled to benefits as are generally provided to the Company's senior executives including reimbursement of reasonable out-of-pocket expenses incurred on behalf of the Company. If the amended agreement is terminated by the Company for any reason other than Mr. Curran's death, disability, or for cause, or is terminated by Mr. Curran for good reason, Mr. Curran will receive a lump sum severance in an amount equal to fifteen months' base salary at the rate then in effect. If Mr. Curran's employment is terminated in the case of death, his estate will receive an amount equal to twelve months' base salary.

     The Company's employment agreements with Richard E. Fish, Jr., Michael D. Kallet, Bernard L. Zuroff, Robert Athey, Brian Cato, Darlinda Coe, John Colgan, Kimberly Gordon, David Hurtado, Gayle Landis, and Gary Lindgren provide for base salaries and such other benefits as are generally provided to senior executives, including reimbursement of reasonable out-of-pocket expenses incurred on behalf of the Company. Mr. Kallet's agreement also provides for a bonus payment if Mr. Kallet is actively employed upon either: (a) the consummation of a sale of all or substantially all of the Company's assets; or (b) the date a reorganization plan is confirmed. These employment agreements may be terminated by the Company with or without cause or by the employee upon the occurrence of a constructive dismissal. If an agreement is terminated by the Company for any reason other than the employee's death, disability or for cause, or if there is a constructive dismissal, the employee will receive an amount equal to twelve months' salary at the rate then in effect. 50% will be paid in a lump sum within 15 days of termination and the remaining 50% is payable in twelve installments commencing 30 days after termination. If the employee obtains new employment within such twelve month period, the severance is subject to mitigation on a dollar for dollar basis. If the employee's employment is terminated in the case of death, his/her estate will receive an amount equal to three months' base salary. Messrs. Kallet, Zuroff, Athey, Cato, Ms. Coe, Mr. Colgan, Ms. Gordon, Mr. Hurtado, Ms. Landis, and Mr. Lindgren are also subject to a ten-year confidentiality covenant and a one-year non-interference commitment following termination of employment.

Consulting Arrangements
-----------------------

     The Company's agreement with William S. Beans, Jr. provides for Mr. Beans' resignation of employment as of February 4, 2001 and his resignation as an officer of the Company and as an officer and director of any of the Company's subsidiaries as of December 4, 2001. Mr. Beans is entitled to receive severance pay of $528,895, as well as continued participation in the Company's welfare benefit plans for a period of one (1) year. Mr. Beans continues as a Director and as a consultant during the payment period. The Company also forgave a $100,000 loan that was made to Mr. Beans in 1999.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     The Compensation Committee consists of three non-employee Directors:
William J. Laggett, Vice-Chairman of the Board of Directors, Leontis Teryazos and Walter Threadgill.

Board Compensation Committee Report on Executive Compensation
-------------------------------------------------------------

     The Compensation Committee of the Board of Directors evaluates compensation levels of senior management as well as the various factors that affect the compensation of the Company's highest paid officers. The Compensation Committee established the existing executive compensation program to encourage and reward management's efforts to strengthen the Company's business. The Company operates in a competitive marketplace and needs to retain well-qualified executive talent. Executive compensation is reviewed regularly to ensure compliance within existing guidelines and for competitiveness in the marketplace.

     The Company has employment agreements with certain of its executive officers. See "Executive Employment Agreements" for descriptions of those agreements. All senior management are compensated with base salaries which are intended to compensate executives for their ongoing leadership skills and management responsibility. In addition, eligible employees, including executive management received incentive bonuses for the first and second quarters of 2000. The incentive bonuses were dependent upon the Company's performance as measured against certain pre-determined goals and objectives. The incentive bonus plan was suspended for the third and fourth quarters of the fiscal year as a result of the Company's filing for Chapter 11 bankruptcy protection. In its place, the Company implemented a retention bonus program that was designed to stabilize and retain the existing workforce. See "Summary Compensation Table" for the definition of Named Officers and the bonuses paid to them.

     On April 28, 2000, the Stock Option Committee awarded stock options to certain employees of the Company, including executive officers. These grants were based on individual performance and responsibility and were related to the executive officers' performance during the year ended December 31, 1999 as well as an incentive for continued efforts and success. Subsequently, trading of the Company's stock on the NASDAQ National Market was suspended on November 14, 2000 and delisted on November 18, 2000. See "Summary Compensation Table" for the stock options granted to the executive officers.

     The Compensation Committee has reviewed the compensation of the Company's executive officers and has concluded that their compensation is reasonable and appropriate.

     The Compensation Committee continually evaluates the compensation of the Company's executive officers, including an assessment of compensation reports for comparable companies and for the telecommunications industry. The Compensation Committee believes that maintaining suitable executive compensation programs is necessary to support the future progress of the Company and its successful emergence from bankruptcy.

               William J. Laggett
               Leontis Teryazos
               Walter Threadgill
               (Members of the Compensation Committee)

     STOCK PERFORMANCE GRAPH

          The Company has not included a performance graph as the Company's stock has been delisted.


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------

     CERTAIN BENEFICIAL OWNERS

          To the best of the Company's knowledge, based on filings with the Securities and Exchange Commission, the following are the only persons who own beneficially five percent or more of the Company's voting securities outstanding, as of June 1, 2001.

                                         Series A    Percent of Series                 Percent of
                                        Preferred       A Preferred        Common        Common
Name and Address of Beneficial Owner    Stock/(1)/      Stock/(2)/       Stock/(3)/    Stock/(4)/
------------------------------------    ----------   ------------------  ----------    ----------
IDT Investments, Inc. /(5)/               73,000           97.4%         38,098,994       42.3%
     520 Broad Street
     Newark, New Jersey 07102

_________________________
     (1) The Series A Preferred Stock includes the 8% Series A-1 Convertible Preferred Stock due 2015 (the "Series A-1 Preferred Stock"), the 8% Series A-2 Convertible Preferred Stock due 2015 (the "Series A-2 Preferred Stock") and the 8% Series A-3 Convertible Preferred Stock due 2015 (the "Series A-3 Preferred Stock"). Except in relation to director appointment rights, the powers, preferences and relative, participating, optional and other special rights of the Series A-1 Preferred Stock, the Series A-2 Preferred Stock and the Series A-3 Preferred Stock are identical.

     (2) Based on 75,000 shares of Series A Preferred Stock outstanding as of June 1, 2001.

     (3) Amounts include shares of Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of warrants. This holder reported all amounts on a Schedule 13D on May 4, 2001.

     (4) Based on 52,045,443 shares of Common Stock issued and outstanding as of June 1, 2001, plus shares of Common Stock issuable to such beneficial owner upon conversion or exercise of Preferred Stock and warrants, as the case may be. All share percentages assume that each respective beneficial owner has converted its shares of Series A Preferred Stock, if any, into Common Stock and has exercised its warrants to purchase shares of Common Stock, if any.

     (5) On April 18, 2001 IDT issued 7,500 shares of Class B Common Stock and 30,000 shares of Class A Convertible Preferred Stock in exchange for 50,000 shares of the 8% Series A-1 Convertible Preferred Stock and warrants to purchase an aggregate of 6,666,667 shares of ICG Common Stock pursuant to the terms of the Stock Exchange Agreement dated April

          18, 2001 between IDTI, IDTC, IDT America, Corp, 225 Old NB Road, Inc., 226 Old NB Road, Inc., 60 Park Place Holding Company, Inc., Liberty Media Corporation, Microwave Holdings, L.L.C., and TP Management. Pursuant to the terms of the Certificate of Designation, each share of the Series A-1 Convertible Preferred Stock was automatically converted to a share of the 8% Series A-3 Convertible Preferred Stock.

          On May 2, 2001 IDT issued 8,188 shares of Series B Convertible Preferred Stock in exchange for 23,000 shares of the 8% Series A-2 Convertible Preferred Stock and warrants to purchase an aggregate of 3,066,667 shares of ICG Common Stock pursuant to the terms of the Stock Exchange Agreement dated May 2, 2001 between IDTI, IDTC, IDT America, IDT Ventures, Inc., HM4 Teligent Qualified Fund, LLC, HM4 Teligent Private Fund, LLC, NM 4-SBS Teligent Coinvestors, LLC, HM PG-IV Teligent, LLC, HM 4-EQ Teligent Coinvestors, LLC, HM4 ICG Qualified Fund, LLC, HM4 ICG Private Fund, LLC, HM PG-IV ICG, LLC, HM 4-SBS ICG Coinvestors, LLC, and HM 4-EQ ICG Coinvestors, LLC. Pursuant to the terms of the Certificate of Designation, each share of Series A-2 Convertible Preferred Stock was automatically converted to a share of the 8% Series A-3 Convertible Preferred Stock. All information is based on a Schedule 13D filed by IDT with the SEC.

     OWNERSHIP OF MANAGEMENT

               The following table sets forth, as of June 1, 2001, the number of shares of ICG voting securities owned by all executive officers, directors and nominees of ICG individually and as a group. The persons named in the table below have sole voting and investment power with respect to all of the shares of ICG voting securities owned by them, unless otherwise noted.

                                                                                       Amount/Nature of
Name of Beneficial Owner                                                             Beneficial Ownership   Percent/(1)/
--------------------------------------------------------------------                 --------------------   ------------
William J. Laggett/(2)/......................................................               157,797               *
  Vice Chairman of the Board of Directors

Randall E. Curran............................................................                     -               *
  Chief Executive Officer

Richard D. Fish, Jr./(3)/....................................................                13,724               *
  Executive Vice President, Chief Financial Officer

Michael D. Kallet/(4)/.......................................................               129,016               *
  Executive Vice President - Operations and Chief Technology Officer

Bernard L. Zuroff/(5)/.......................................................                12,622               *
  Executive Vice President, General Counsel & Secretary

William S. Beans, Jr./(6)/...................................................               114,408                *
  Director, former President

J. Shelby Bryan/(7)/.........................................................             2,008,763                3.9%
  Chairman Director, former Chief Executive Officer and
  Vice Chairman of the Board of Directors

John U. Moorhead II/(8)/.....................................................                72,500                *
  Director

Leontis Teryazos/(9)/........................................................               152,500                *
  Director

                                                                           Amount/Nature of
Name of Beneficial Owner                                                 Beneficial Ownership   Percent/(1)/
--------------------------------------------------------------------     --------------------   ------------
Walter Threadgill/(10)/.............................................             82,500                *
  Director

All current executive officers and directors as a group
  (10 persons)......................................................          2,278,533                4.4%

_________________________________

*    Less than one percent of the outstanding shares of Common Stock.
(1) Based on 52,045,443 issued and outstanding shares of Common Stock on June 1, 2001, plus shares of Common Stock that may be acquired by the person or group indicated pursuant to any options and warrants exercisable, or pursuant to the conversion of any outstanding shares of the Company's Preferred Stock, or pursuant to any shares vesting under the Company's 401(k) Plan, within 60 days.
(2) Includes 157,797 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(3) Includes 224 shares of ICG Common Stock held by a 401(k) plan in Mr. Fish's name and 13,500 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(4) Includes 1,694 shares of ICG Common Stock held by a 401(k) plan in Mr. Kallet's name, 977 shares of ICG Common Stock held in ICG's Employee Stock Purchase Plan and 126,345 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(5) Includes 1,252 shares of ICG Common Stock held by a 401(k) plan in Mr. Zuroff's name, 1,089 shares of ICG Common Stock held in ICG's Employee Stock Purchase Plan and 10,281 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(6) Includes 7,463 shares of ICG Common Stock held by a 401(k) plan in Mr. Beans's name and 106,945 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(7) Includes 58,763 shares of ICG Common Stock held by a 401(k) plan in Mr. Bryan's name and 1,950,000 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(8) Includes 72,500 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(9) Includes 152,500 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(10) Includes 82,500 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

    None.

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORT ON FORM 8-K
          -------------------------------------------------------------

(A)  (1)  FINANCIAL STATEMENTS

     The following financial statements are included in Item 8 of Part II:

                                                                            Page
                                                                            ----
     Independent Auditors' Report.........................................  F-2
     Consolidated Balance Sheets, December 31, 1999 and 2000..............  F-4
     Consolidated Statements of Operations, Years Ended December 31,
      1998, 1999 and 2000.................................................  F-6

     Consolidated Statements of Stockholders' Deficit, Years Ended
      December 31, 1998, 1999 and 2000....................................  F-8

     Consolidated Statements of Cash Flows, Years Ended December 31,
      1998, 1999 and 2000.................................................  F-9

     Notes to Consolidated Financial Statements...........................  F-12


     (2)  FINANCIAL STATEMENT SCHEDULE

     The following Financial Statement Schedule is submitted herewith:

     Independent Auditors' Report.........................................   S-1
     Schedule II: Valuation and Qualifying Accounts.......................   S-2


     (3)  LIST OF EXHIBITS

          (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

               2.1 Plan of Arrangement under Section 192 of the Canada Business Corporations Act. [Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-4226].

          (3)  Corporate Organization

               3.1 Certificate of Incorporation of ICG Communications, Inc. dated April 11, 1996. [Incorporated by reference to Exhibit
                    3.1 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-4226].
               3.2 By-laws of ICG Communications, Inc. [Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-4226].
               3.3  Agreement and Plan of Reorganization by and among ICG

                          Communications, Inc., ICG Canadian Acquisition, Inc., ICG Holdings (Canada), Inc. and ICG Holdings (Canada) Co., dated November 4, 1998. [Incorporated by reference to Exhibit 3.3 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.]
                    3.4: Order of Amalgamation between ICG Holdings (Canada), Inc. and ICG Holdings (Canada) Co., dated December 22, 1998. [Incorporated by reference to Exhibit 3.4 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.]
                    3.5: Memorandum and Articles of Association of ICG Holdings (Canada) Co. filed with the Registrar of Joint Stock Companies, Halifax, Nova Scotia. [Incorporated by reference to Exhibit 3.5 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.]

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

                          Association [Incorporated by reference to Exhibit 4.15 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-24359].
                    4.7: Written Action of the Manager of ICG Funding, LLC, dated as of September 24, 1997, with respect to the terms of the 6 3/4% Exchangeable Limited Liability Company Preferred Securities [Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-3 of ICG Funding, LLC, File No. 333-40495].
                    4.8: Amended and Restated Limited Liability Company Agreement of ICG Funding, LLC, dated as of September 23, 1997 [Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of ICG Funding, LLC, File No. 333-40495].
                    4.9: Indenture, between ICG Services, Inc. and Norwest Bank Colorado, National Association, dated as of February 12, 1998 [Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 of ICG Services, Inc., File No. 333-51037].
                    4.10: Indenture, between ICG Services, Inc. and Norwest Bank
                          Colorado, National Association, dated as of April 27, 1998 [Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 of ICG Services, Inc., File No. 333-60653, as amended].
                    4.11: Second Amended and Restated Articles of Incorporation
                          of ICG Holdings, Inc., dated March 10, 1997.
                          [Incorporated by reference to Exhibit 4.11 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.]
                    4.12: Loan Agreement, dated as of January 1, 1999, by and
                          among TriNet Realty Capital, Inc. and ICG Services, Inc. [Incorporated by reference to Exhibit 10.3 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].
                    4.13: Promissory Note, dated as of January 1, 1999, by and among TriNet Realty Capital, Inc. and ICG Services, Inc. [Incorporated by reference to Exhibit 10.4 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].
                    4.14: Deed of Trust, Assignment of Rents and Security
                          Agreement, made as of January 1, 1999, granted by ICG Services, Inc. for the benefit of TriNet Realty Capital, Inc. [Incorporated by reference to Exhibit
                          10.5 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].
                    4.15: Amended and Restated Loan Agreement, dated as of May
                          1, 1999, by and among TriNet Realty Capital, Inc. and ICG 161, L.P. [Incorporated by reference to Exhibit
                          10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
                    4.16: Credit Agreement, dated as of August 12, 1999, among
                          ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG

                          Services, Inc., as Parent, the Initial Lenders and the Initial Issuing Bank, as Initial Lenders and Initial Issuing Bank, Royal Bank of Canada, as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger and Bank of America, N.A. and Barclays Bank Plc, as Co-Documentation Agents [Incorporated by reference to
                          Exhibit 10.11 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
                    4.17: Security Agreement, dated August 12, 1999, from ICG
                          Equipment, Inc. and ICG NetAhead, Inc., as Grantors to Royal Bank of Canada, as Collateral Agent [Incorporated by reference to Exhibit 10.12 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
                    4.18: Amendment No. 1 to Credit Agreement, dated as of
                          December 31, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, certain Initial Lender Parties thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, and Bank of America, N.A. and Barclays Bank Plc, as Co-Documentation Agents [Incorporated by reference to Exhibit 10.8 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].
                    4.19: Amendment and Waiver No. 2 to the Loan Documents,
                          dated as of December 29, 1999, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent. [Incorporated by reference to
                          Exhibit 4.19 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.]
                    4.20: Amendment No. 3 to the Loan Documents, dated as of
                          February 11, 2000, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent. [Incorporated by reference to Exhibit 4.20 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.]
                    4.21: Certificate of Designation of the Powers, Preferences
                          and Relative, Participating, Optional and Other Special Rights of 8% Series A-1 Convertible Preferred Stock Due 2015, 8% Series A-2 Convertible

                          Preferred Stock Due 2015 and 8% Series A-3 Convertible Preferred Stock Due 2015, and Qualifications, Limitations and Restrictions Thereof, Filed on April 7, 2000 with the Delaware Secretary of State. [Incorporated by reference to Exhibit 10.4 to ICG Communications, Inc.'s Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2000.]
                    4.22: Registration Rights Agreement dated as of April 7,
                          2000, by and between ICG Communications, Inc. and Liberty Media Corporation, HMTF Bridge ICG, LLC, HM4 ICG Qualified Fund, LLC, HM4 ICG Private Fund, LLC, HM PG-IV ICG, LLC, HM 4-SBS ICG Coinvestors, LLC, HM 4-EQ ICG Coinvestors, LLC and Gleacher/ICG Investors LLC. [Incorporated by reference to Exhibit 10.5 to ICG Communications, Inc.'s Quarterly Report of Form 10-Q
                          for the quarterly period ended March 31, 2000.]
                    4.23: Amendment to the Preferred Stock and Warrant Purchase
                          Agreement dated as of April 10, 2000 between ICG
                          Communications, Inc. and Liberty Media Corporation, HMTF Bridge ICG, LLC, HM4 ICG Qualified Fund, LLC, HM4 ICG Private Fund, LLC, HM PG-IV ICG, LLC, HM 4-SBS ICG Coinvestors, LLC, HM 4-EQ ICG Coinvestors, LLC and Gleacher/ICG Investors LLC. [Incorporated by reference to Exhibit 10.6 to ICG Communications, Inc.'s Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2000.]
                    4.24 Form of Common Stock Warrant Agreement dated April 10, 2000. [Incorporated by reference to Exhibit 10.7 to ICG Communications, Inc.'s Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2000.]
                    4.25 Amendment and Waiver No. 4 to the Loan Documents, dated as of September 29, 2000, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent. [Incorporated by reference to
                          Exhibit 10.4 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.]
                    4.26 Revolving Credit Agreement, dated as of December 4, 2000, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, and the Chase Manhattan Bank, as Agent.
                    4.27 Security and Pledge Agreement, dated as of December 4, 2000 by and among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers and the Chase Manhattan Bank, as Agent.
                    4.28 First Amendment to Credit Agreement, dated as of January 31, 2001, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, the Chase Manhattan Bank and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Agreement, and the Chase Manhattan Bank, as Agent.
                    4.29 Waiver to Credit Agreement, dated as of March 30, 2001, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, the Chase Manhattan Bank and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Agreement, and the Chase Manhattan Bank, as Agent.
                    4.30 Amendment to Waiver to Credit Agreement, dated as of March 30, 2001, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, the Chase Manhattan Bank and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Agreement, and the Chase Manhattan Bank, as Agent.
                    4.31 Second Amendment to Waiver to Credit Agreement, dated as of March 30, 2001, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, the Chase Manhattan Bank and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Agreement, and the Chase Manhattan Bank, as Agent.
                    4.32 Second Amendment to Credit Agreement, dated as of May 2, 2001, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, the Chase Manhattan Bank and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Agreement, and the Chase Manhattan Bank, as Agent.
                    4.33 Loan Modification Agreement dated as of June 28, 2001 between Trinet Realty Capital, Inc. as lender and Trinet Realty Investors V, Inc. as borrower.

               (9)  Voting Trust Agreement

                    None.

               (10) Material Contracts

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

                           Communications, Inc.'s Transition Report on Form 10-K/A for the three months ended December 31, 1996].
                    10.15: Confidential General Release and Covenant Not to Sue,
                           by and between ICG Communications, Inc. and John D. Field, dated November 5, 1996 [Incorporated by reference to Exhibit 10.45 to ICG Communications, Inc.'s Transition Report on Form 10-K/A for the three months ended December 31, 1996].
                    10.16: Amendment, dated as of March 26, 1997, between ICG
                           Communications, Inc. and J. Shelby Bryan, to
                           Employment Agreement, dated as of May 30, 1995, between IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997].
                    10.17: 1996 Stock Option Plan [Incorporated by reference to
                           Exhibit 4.6 to the Registration Statement on Form S-8 of ICG Communications, Inc., File No. 333-25957, filed on April 28, 1997].
                    10.18: Amendment No. 1 to the ICG Communications, Inc. 1996
                           Stock Option Plan. [Incorporated by reference to
                           Exhibit 10.46 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.]
                    10.19: Employment Agreement, dated as of April 22, 1997,
                           between ICG Communications, Inc. and Don Teague [Incorporated by reference to Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q
                           for the quarterly period ended June 30, 1997].
                    10.20: Amendment No. 2 to the ICG Communications, Inc. 1996
                           Stock Option Plan [Incorporated by reference to
                           Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997].
                    10.21a:Purchase Agreement between ICG Holdings, Inc. and
                           TriNet Corporate Realty Trust, Inc., dated December 9, 1997. [Incorporated by reference to Exhibit 10.52a to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.]
                    10.21b:First Amendment to Purchase Agreement, by and between
                           ICG Holdings, Inc. and TriNet Essential Facilities X, Inc., dated January 15, 1998. [Incorporated by reference to Exhibit 10.52b to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.]
                    10.21c:Assignment of Purchase Agreement, by and between
                           TriNet Corporate Realty Trust, Inc., dated January 15, 1998. [Incorporated by reference to Exhibit 10.52c to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.]
                    10.21d:Commercial Lease - Net between TriNet Essential
                           Facilities X, Inc. and ICG Holdings, Inc., dated January 15, 1998. [Incorporated by reference to
                           Exhibit 10.52d to ICG Communications, Inc.'s

                           Annual Report on Form 10-K for the year ended December 31, 1997.]
                    10.21e:Continuing Lease Guaranty, by ICG Communications,
                           Inc. to TriNet Essential Facilities X, Inc., dated January 20, 1998. [Incorporated by reference to
                           Exhibit 10.52e to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.]

                    10.21f:Continuing Lease Guaranty, by ICG Holdings (Canada),
                           Inc. to TriNet Essential Facilities X, Inc., dated January 20, 1998. [Incorporated by reference to
                           Exhibit 10.52f to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.]
                    10.22: Agreement and Plan of Merger, dated October 12, 1997, by and among ICG Communications, Inc., ICG
                           Acquisition, Inc. and NETCOM On-Line Communication Services, Inc. [Incorporated by reference to Exhibit
                           2.1 to Form 8-K, dated January 21, 1998].
                    10.23: Amendment to Agreement and Plan of Merger, dated
                           December 15, 1997, by and among ICG Communications, Inc., ICG Acquisition, Inc. and NETCOM On-Line Communication Services, Inc. [Incorporated by reference to Exhibit 2.2 to Form 8-K, dated January 21, 1998].
                    10.24: Employment Agreement, dated July 1, 1998, between ICG
                           Communications, Inc. and Harry R. Herbst
                           [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998].
                    10.25: Employment Agreement, dated September 23, 1998,
                           between ICG Communications, Inc. and Douglas I. Falk [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998].
                    10.26: Asset Purchase Agreement by and between MindSpring
                           Enterprises, Inc. and NETCOM On-Line Communication Services, Inc., dated as of January 5, 1999 [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Current Report on Form 8-K, dated March 4, 1999].
                    10.27: ICG Communications, Inc. 1998 Stock Option Plan.
                           [Incorporated by reference to Attachment A to ICG Communications, Inc.'s Proxy Statement for the year ended December 31, 1997.]
                    10.28: Form of Stock Option Agreement for 1998 Stock Option
                           Plan. [Incorporated by reference to Exhibit 10.28 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.]
                    10.29: Amendment No. 1 to the ICG Communications, Inc. 1998
                           Stock Option Plan, dated December 15, 1998.
                           [Incorporated by reference to Exhibit 10.29 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.]

                    10.30: Form of Agreement regarding Gross-Up Payments, by and between ICG Communications, Inc. and each of J. Shelby Bryan, Harry R. Herbst, Douglas I. Falk and H. Don Teague, dated December 16, 1998. [Incorporated by reference to Exhibit 10.30 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.]
                    10.31: Extension and Amendment to Employment Agreement,
                           dated as of March 10, 1999, by and between ICG Communications, Inc. and J. Shelby Bryan. [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].
                    10.32: Deferred Compensation Agreement, dated as of April 1,
                           1999, by and between ICG Communications, Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit
                           10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].
                    10.33: Purchase Agreement, dated as of January 1, 1999, by and among TriNet Essential Facilities X, Inc. and ICG Services, Inc. [Incorporated by reference to Exhibit
                           10.6 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].
                    10.34: Assumption and Modification Agreement, dated as of
                           May 1, 1999, by and among ICG Services, Inc., ICG 161, L.P. and TriNet Realty Capital, Inc. [Incorporated by reference to Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
                    10.35: Employment Agreement, dated as of May 19, 1999,
                           between ICG Communications, Inc. and Harry R. Herbst [Incorporated by reference to Exhibit 10.3 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
                    10.36: Employment Agreement, dated as of May 19, 1999,
                           between ICG Communications, Inc. and H. Don Teague [Incorporated by reference to Exhibit 10.4 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
                    10.37: Employment Agreement, dated as of May 19, 1999,
                           between ICG Communications, Inc. and John Kane [Incorporated by reference to Exhibit 10.5 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
                    10.38: Employment Agreement, dated as of June 1, 1999,
                           between ICG Communications, Inc. and Douglas I. Falk [Incorporated by reference to Exhibit 10.6 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
                    10.39: Amendment to Employment Agreement, dated as of June
                           9, 1999, between ICG Communications, Inc. and John Kane [Incorporated by reference to Exhibit 10.7 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
                    10.40: Employment Agreement, dated as of June 28, 1999,
                           between ICG Communications, Inc. and William S. Beans, Jr. [Incorporated by reference to Exhibit 10.8 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
                    10.41: Share Price Appreciation Vesting Non-Qualified Stock
                           Option Agreement, dated as of June 28, 1999, between ICG Communications, Inc. and William S. Beans, Jr. [Incorporated by reference to Exhibit 10.9 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
                    10.42: Employment Agreement, dated as of July 1, 1999,
                           between ICG Communications, Inc. and Michael D. Kallet [Incorporated by reference to Exhibit 10.10 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
                    10.43: Amendment to the Stock Option Agreement between J.
                           Shelby Bryan and IntelCom Group, Inc. dated May 30, 1995, dated as of March 10, 1999, between ICG Communications, Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].
                    10.44: Amendment to the Stock Option Agreement between J.
                           Shelby Bryan and IntelCom Group, Inc. dated November 13, 1995, dated as of March 10, 1999, between ICG Communications, Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].
                    10.45: Promissory Note, dated as of August 6, 1999, between
                           ICG Telecom Group, Inc. and John Kane [Incorporated by reference to Exhibit 10.3 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].
                    10.46: Amendment to Employment Agreement, dated as of August
                           22, 1999, between ICG Communications, Inc. and John Kane [Incorporated by reference to Exhibit 10.4 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].
                    10.47: Amendment to Employment Agreement, dated as of August
                           22, 1999, between ICG Communications, Inc. and Don Teague [Incorporated by reference to Exhibit 10.5 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].
                    10.48: Amendment to Employment Agreement, dated as of August
                           22, 1999, between ICG Communications, Inc. and Harry
                           R. Herbst

                           [Incorporated by reference to Exhibit 10.6 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].
                    10.49: Amendment to Employment Agreement, dated as of
                           September 14, 1999, between ICG Communications, Inc. and J. Shelby Bryan [Incorporated by reference to
                           Exhibit 10.7 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].
                    10.50: Promissory Note, dated as of December 10, 1999,
                           between ICG Telecom Group, Inc. and John Kane. [Incorporated by reference to Exhibit 10.50 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
                    10.51: General Release, Covenant Not to Sue and Agreement,
                           dated as of January 1, 2000, between ICG
                           Communications, Inc. and John Kane. [Incorporated by reference to Exhibit 10.51 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
                    10.52: Letter of Understanding to Douglas I. Falk, dated
                           December 15, 1999, from ICG Communications, Inc. regarding Section 4 of the Employment Agreement between ICG Communications, Inc. and Douglas I. Falk. [Incorporated by reference to Exhibit 10.52 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
                    10.53: Employment Agreement, dated as of July 1, 1999, by
                           and between ICG Communications, Inc. and Carla J. Wolin. [Incorporated by reference to Exhibit 10.53 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
                    10.54: Amendment to Employment Agreement, dated as of August
                           22, 1999, by and between ICG Communications, Inc. and Carla J. Wolin. [Incorporated by reference to Exhibit
                           10.54 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
                    10.55: Employment Agreement, dated as of January 7, 2000, by and between ICG Communications, Inc. and James Washington. [Incorporated by reference to Exhibit
                           10.55 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
                    10.56: General Release, Covenant Not to Sue and Agreement,
                           dated as of January 17, 2000, between ICG
                           Communications, Inc. and Douglas I. Falk.
                           [Incorporated by reference to Exhibit 10.56 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
                    10.57: Employment Agreement, dated as of February 1, 2000, by and between ICG Communications, Inc. and Cindy Z. Schonhaut. [Incorporated by reference to Exhibit
                           10.57 to ICG

                           Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
                    10.58: Employment Agreement, dated as of March 8, 2000, by and between ICG Communications, Inc. and Pamela S. Jacobson. [Incorporated by reference to Exhibit 10.58 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
                    10.59: Employment Agreement dated as of December 22, 1999 by and between ICG Communications, Inc. and William S. Beans, Jr. [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.]
                    10.60: Employment Agreement dated as of March 23, 2000 by
                           and between ICG Communications, Inc. and W. Terrell Wingfield, Jr. [Incorporated by reference to Exhibit
                           10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.]
                    10.61: Deferred Compensation Agreement dated as of March 31,
                           2000 by and between ICG Communications, Inc. and J. Shelby Bryan. [Incorporated by reference to Exhibit
                           10.3 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.]
                    10.62: Amendment to Employment Agreement dated as of April
                           13, 2000 by and between ICG Communications, Inc. and William S. Beans, Jr. [Incorporated by reference to
                           Exhibit 10.8 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.]
                    10.63: Amendment to Employment Agreement, dated as of May
                           10, 2000, by and between ICG Communications, Inc. and Carla J. Wolin. [Incorporated by reference to Exhibit
                           10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.]
                    10.64: Amendment to Employment Agreement, dated as of May
                           10, 2000, by and between ICG Communications, Inc. and James Washington. [Incorporated by reference to
                           Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.]
                    10.65: Amendment to Employment Agreement, dated as of May
                           10, 2000, by and between ICG Communications, Inc. and Cindy Z. Schonhaut. [Incorporated by reference to
                           Exhibit 10.3 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.]
                    10.66: Amendment to Employment Agreement, dated as of May
                           10, 2000, by and between ICG Communications, Inc. and Don Teague. [Incorporated by reference to Exhibit
                           10.4 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.]

                    10.67: Amendment to Employment Agreement, dated as of July
                           12, 2000 by and between ICG Communications, Inc. and Michael D. Kallet. [Incorporated by reference to
                           Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.]
                    10.68: Employment Agreement, dated as of August 7, 2000 by and between ICG Communications, Inc. and John Colgan. [Incorporated by reference to Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.]
                    10.69: Employment Agreement, dated as of September 24, 2000 by and between ICG Communications, Inc. and Randall Curran. [Incorporated by reference to Exhibit 10.3 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.]
                    10.70: Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Robert Athey.
                    10.71: Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Brian
                           Cato.
                    10.72: Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Darlinda Coe.
                    10.73: Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and John Colgan.
                    10.74: Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Richard
                           E. Fish.
                    10.75: Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Kimberly Gordon.
                    10.76: Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and David Hurtado.
                    10.77: Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Michael
                           D. Kallet.
                    10.78: Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Gayle Landis.
                    10.79: Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Gary Lindgren.
                    10.80: Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Bernard
                           L. Zuroff.
                    10.81: Fourth Amendment to Lease, dated as of June 28, 2001 between Trinet Realty Investors V, Inc. as landlord and ICG Holdings, Inc. as tenant.
                    10.82: Agreement Regarding Option and Exercise of Option
                           dated as of June 28, 2001 by Trinet Realty Investors V, Inc. and ICG Corporate Headquarters, L.L.C.
                    10.83: Consulting Agreement, dated January 10, 2001 by and between ICG Communications, Inc. and William S. Beans, Jr.

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

               (13) Annual Report to Security Holders
                    Not Applicable.

               (21) Subsidiaries of the Registrant

                    21.1:  Subsidiaries of the Registrant.

               (22) Published Report re Matters Submitted to Vote of Security
                    Holders.
                    Not Applicable.

               (23) Consents

                    23.1:     Consent of KPMG LLP.

               (24) Power of Attorney.
                    Not Applicable.

               (27) Financial Data Schedule.

                    27.1: Financial Data Schedule of ICG Communications, Inc. for the Year Ended December 31, 2000.

     (B)  Report on Form 8-K

          The following reports on Form 8-K were filed by the Registrants during the quarter ended December 31, 2000:

     ICG Communications, Inc.     (i) Current Report on Form 8-K dated December
     ICG Holdings (Canada) Co.        5,2000, announcing the resignations of Mr.
     ICG Holdings, Inc.:              William S. Beans, Jr., President and Chief
                                      Operating Officer, Harry R. Herbst,
                                      Executive Vice President and Chief
                                      Financial Officer, Cindy Schonhaut,
                                      Executive Vice President -Government and
                                      External Affairs and Carla J. Wolin,
                                      Executive Vice President - People
                                      Services, effective as of December 4,
                                      2000.
                                  (ii)Current Report on Form 8-K dated December
                                      22, 2000, announcing that effective
                                      December 18, 2000, the NASDAQ National
                                      Stock Market delisted the common stock of ICG Communications, Inc., a Delaware corporation (the "Company"), due to the Company's filing for Chapter 11 bankruptcy protection.

 (C) Exhibits

     The exhibits required by this Item are listed under Item 14(A)(3).

 (D) Financial Statement Schedule

     The financial statement schedule required by this Item is listed under Item 14(A)(2).

                             FINANCIAL STATEMENTS

                                                                                      Page
                                                                                    --------
Independent Auditors' Report........................................................   F-2

Consolidated Balance Sheets, December 31, 1999 and 2000.............................   F-3

Consolidated Statements of Operations, Years Ended December 31, 1998, 1999 and
  2000..............................................................................   F-5

Consolidated Statements of Stockholders' Deficit, Years Ended December 31, 1998,
  1999 and 2000.....................................................................   F-7

Consolidated Statements of Cash Flows, Years Ended December 31, 1998, 1999 and
  2000..............................................................................   F-8

Notes to Consolidated Financial Statements..........................................   F-11

                         Independent Auditors' Report


The Board of Directors
ICG Communications, Inc.:

We have audited the accompanying consolidated balance sheets of ICG Communications, Inc. and subsidiaries (the Company) (a debtor-in-possession as of November 14, 2000) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 3 to the consolidated financial statements, during 2000, the Company determined that the carrying value of its long-lived tangible and intangible assets had been impaired. In accordance with Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), the Company recorded an impairment charge at December 31, 2000 of approximately $1.7 billion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICG Communications, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses, has a significant net capital deficiency and, on November 14, 2000 the Company and most of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code. The consolidated financial statements do not include any adjustments to the recorded amounts or classification of assets or liabilities or reflect any amounts that may ultimately be paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization or the effect of any changes which may be made in connection with the Company's capitalization or operations resulting from a plan of reorganization. The Company has not filed a plan of reorganization which, when filed, is subject to acceptance by the Company's impaired creditors and stockholders and approval by the bankruptcy court which acceptance and approval is not assured. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in note 2 to the consolidated financial statements, during the year ended December 31, 2000, the Company changed its method of accounting for installation revenue.

                                 /s/ KPMG LLP

April 6, 2001, except for note 3,
    as to which the date is
    June 28, 2001

     ICG COMMUNICATIONS, INC.
     AND SUBSIDIARIES
     (Debtor-in-Possession as of November 14, 2000)
     Consolidated Balance Sheets
     December 31, 1999 and 2000

------------------------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                                          ----------------------------------------------
Assets                                                                            1999                       2000
------                                                                    -------------------       --------------------
                                                                                          (in thousands)
Current assets:
    Cash and cash equivalents                                                $         103,288                   196,980
    Short-term investments available for sale                                           22,219                    17,733
    Receivables:
         Trade, net of allowance of $78.7 million and $94.3 million at
             December 31, 1999 and 2000, respectively                                  167,273                   132,095
         Other                                                                           1,458                       994
                                                                          --------------------      --------------------
             Total net receivables                                                     168,731                   133,089
                                                                          --------------------      --------------------
     Prepaid expenses and deposits                                                       9,189                    13,234
                                                                          --------------------      --------------------
         Total current assets                                                          303,427                   361,036
                                                                          --------------------      --------------------
Property and equipment                                                               1,807,577                   592,980
    Less accumulated depreciation                                                     (279,698)                   (2,480)
                                                                          --------------------      --------------------
         Net property and equipment                                                  1,527,879                   590,500
                                                                          --------------------      --------------------
Restricted cash                                                                         12,537                     9,278
Investments                                                                             28,939                     1,650
Other assets:
    Goodwill, net of accumulated amortization of $31.7 million at
         December 31, 1999                                                              95,187                         -
    Deferred financing costs, net of accumulated amortization of
         $14.4 million and $1.2 million at December 31, 1999 and
         2000, respectively                                                             35,884                    10,969
    Other intangible assets, net                                                        12,490                         -
    Deposits                                                                             4,278                     7,019
                                                                          --------------------      --------------------
                                                                                       147,839                    17,988
                                                                          --------------------      --------------------
             Total Assets (note 1)                                           $       2,020,621                   980,452
                                                                          ====================      ====================
                                                                                                             (Continued)

     ICG COMMUNICATIONS, INC.
     AND SUBSIDIARIES
     (Debtor-in-Possession as of November 14, 2000)
     Consolidated Balance Sheets, Continued

--------------------------------------------------------------------------------------------------------------------
                                                                                              December 31,
                                                                                 -----------------------------------
Liabilities and Stockholders' Deficit                                                  1999                2000
-------------------------------------                                            ----------------   ----------------
                                                                                            (in thousands)
Current liabilities not subject to compromise:
     Accounts payable                                                             $       112,291            8,774
     Payable pursuant to IRU agreement                                                    135,322                -
     Accrued liabilities                                                                   85,709           57,888
     Deferred revenue                                                                      25,175           14,840
     Deferred gain on sale                                                                  5,475                -
     Current portion of capital lease obligations                                           8,090                -
     Current portion of long-term debt                                                        796              796
     Current liabilities of discontinued operations                                           529                -
                                                                                 ----------------   --------------
              Total current liabilities not subject to compromise                         373,387           82,298
                                                                                 ----------------   --------------

Liabilities subject to compromise                                                               -        2,784,627
Long-term liabilities not subject to compromise:
     Capital lease obligations, less current portion                                       63,348                -
     Long-term debt, net of discount, less current portion                              1,905,901          117,784
     Other long-term liabilities                                                            2,526            1,090
                                                                                 ----------------   --------------
              Total liabilities                                                         2,345,162        2,985,799
                                                                                 ----------------   --------------

Redeemable preferred stock of subsidiary ($397.9 million and $449.1 million
     liquidation value at December 31, 1999 and 2000, respectively)                       390,895          449,056

Mandatorily redeemable preferred securities of ICG Funding ($133.4 million and $132.3 million liquidation value at December 31, 1999 and 2000,
     respectively)                                                                        128,428          132,251

8% Series A Convertible Preferred Stock ($785.4 million liquidation value at
     December 31, 2000)                                                                         -          785,353

Stockholders' deficit:
     Common stock, $.01 par value, 100,000,000 shares authorized; 47,761,337 and 52,045,443 shares issued and outstanding at December 31, 1999 and
         2000, respectively                                                                   478              520
     Additional paid-in capital                                                           599,282          882,142
     Accumulated deficit                                                               (1,443,624)      (4,254,669)
                                                                                 ----------------   --------------
              Total stockholders' deficit                                                (843,864)      (3,372,007)
                                                                                 ----------------   --------------
Commitments and contingencies
              Total Liabilities and Stockholders' Deficit (notes 1 and 14)        $     2,020,621          980,452
                                                                                 ================     ============

         See accompanying notes to consolidated financial statements.

     ICG COMMUNICATIONS, INC.
     AND SUBSIDIARIES
     (Debtor-in-Possession as of November 14, 2000)
     Consolidated Statements of Operations
     Years Ended December 31, 1998, 1999 and 2000

--------------------------------------------------------------------------------

                                                                                         Years ended December 31,
                                                                       -------------------------------------------------------------
                                                                             1998                 1999                  2000
                                                                       ------------------   ------------------   -------------------
                                                                                  (in thousands, except per share data)
Revenue                                                                  $      303,317              479,226              598,283
                                                                       ------------------   -------------------  -------------------

Operating costs and expenses:

     Operating costs                                                            187,260              238,927              440,090
     Selling, general and administrative expenses                               159,939              239,756              283,965
     Depreciation and amortization                                               91,927              174,239              318,771
     Provision for impairment of long-lived assets                                    -               31,815            1,701,466
     Other, net                                                                   4,877                  387                4,108
                                                                       ------------------   -------------------  -------------------
         Total operating costs and expenses                                     444,003              685,124            2,748,400
                                                                       ------------------   -------------------  -------------------

         Operating loss                                                        (140,686)            (205,898)          (2,150,117)

Other (expense) income:
     Interest expense (contractual interest of $30.3 million not
       recorded during the year ended December 31, 2000)                       (170,015)            (212,420)            (233,643)
     Interest income                                                             28,401               16,300               23,782
     Other expense, net, including realized gains and losses on
         marketable trading securities                                           (1,118)              (2,522)             (15,166)
                                                                       ------------------   -------------------  -------------------
                                                                               (142,732)            (198,642)            (225,027)
                                                                       ------------------   -------------------  -------------------
Loss from continuing operations before reorganization expense, income taxes, accretion and preferred dividends, extraordinary
     gain, and cumulative effect of change in accounting principle             (283,418)            (404,540)          (2,375,144)
Reorganization expenses                                                               -                    -              (55,309)
Income tax expense                                                                  (90)                 (25)                   -
Accretion and preferred dividends on preferred securities of
     subsidiaries, net of minority interest in share of losses                  (55,183)             (61,897)             (60,043)
                                                                       ------------------   -------------------  -------------------
Loss from continuing operations before extraordinary gain and
     cumulative effect of change in accounting principle                 $     (338,691)            (466,462)          (2,490,496)
                                                                       ------------------   -------------------  -------------------

     ICG COMMUNICATIONS, INC.
     AND SUBSIDIARIES
     (Debtor-in-Possession as of November 14, 2000)
     Consolidated Statements of Operations, Continued

--------------------------------------------------------------------------------

                                                                                           Years ended December 31,
                                                                         -------------------------------------------------------
                                                                                1998                 1999              2000
                                                                         ------------------    ---------------   ---------------
                                                                                   (in thousands, except per share data)
Discounted operations:
     Gain (loss) from discontinued operations                              $      (77,577)           (1,036)              770

     Gain (loss) on disposal of discontinued operations, net of income
       taxes of $4.7 million in 1999                                               (1,777)           37,825             3,572
                                                                         -------------------  ----------------  ----------------
                                                                                  (79,354)           36,789             4,342
                                                                         -------------------  ----------------  ----------------

       Net loss before extraordinary gain and cumulative effect of
         change in accounting principle                                          (418,045)         (429,673)       (2,486,154)
                                                                         ------------------  ----------------   ----------------

Extraordinary gain on sales of operations of NETCOM, net of income taxes
     of $2.0 million                                                                    -           195,511                 -

Cumulative effect of change in accounting principle for revenue from
     installation services                                                              -                 -            (7,363)
                                                                         -------------------  ----------------  ----------------

       Net loss                                                                  (418,045)         (234,162)       (2,493,517)

Accretion of 8% Series A Convertible Preferred Stock to liquidation                                       -
     value and related dividends                                                        -                            (158,249)

Charge for beneficial conversion feature of 8% Series A Convertible
     Preferred Stock                                                                    -                 -          (159,279)
                                                                         -------------------  ----------------  ----------------

       Net loss attributable to common stockholders                              (418,045)         (234,162)       (2,811,045)
                                                                         ===================  ================  ================

Other comprehensive loss:
     Foreign currency translation adjustment                                         (263)                -                 -
                                                                         -------------------  ----------------  ----------------
       Other comprehensive loss                                                      (263)                -                 -
                                                                         -------------------  ----------------  ----------------

     Comprehensive loss                                                    $     (418,308)         (234,162)       (2,493,517)
                                                                         ===================  ================  ================

Net loss per share - basic and diluted:
     Loss from continuing operations                                     $          (7.49)            (9.90)           (49.63)
     Income (loss) from discontinued operations                                     (1.76)             0.78               .09
     Extraordinary gain on sales of operations of NETCOM                                -              4.15                 -
     Accretion, dividends and beneficial conversion of 8% Series A
       Convertible Preferred Stock                                                      -                 -             (6.33)
     Cumulative effect of change in accounting principle                                -                 -              (.15)
                                                                         -------------------  ----------------  ----------------
       Net loss per share - basic and diluted                            $          (9.25)            (4.97)           (56.02)
                                                                         ===================  ================  ================

Weighted average number of shares outstanding - basic and diluted                  45,194            47,116            50,184
                                                                         ===================  ================  ================

          See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession as of November 14, 2000)
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 1998, 1999 and 2000

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Additional
                                                                                      Common stock          paid-in    Accumulated
                                                                                -------------------------
                                                                                  Shares        Amount      capital      deficit
                                                                                ------------  ----------- ------------ ------------
                                                                                                   (in thousands)
BALANCES AT JANUARY 1, 1998                                                       43,974      $     749     533,541       (791,417)
 Shares issued for cash by subsidiary, net of selling costs                          127              1       3,384              -
 Shares issued for cash in connection with the exercise of options and warrants    1,519             15      19,268              -
 Shares issued in connection with business combinations                              502              5      15,527              -
 Shares issued for cash in connection with the employee stock purchase plan          111              1       2,249              -
 Shares issued as contribution to 401(k) plan                                        127              2       3,662              -
 Exchange of ICG Holdings (Canada), Inc. common shares for ICG common stock            -           (309)        309              -
 Cumulative foreign currency translation adjustment                                    -              -           -              -
 Net loss                                                                              -              -           -       (418,045)
                                                                                ------------  ----------- ------------  -----------
BALANCES AT DECEMBER 31, 1998                                                     46,360            464     577,940     (1,209,462)
 Shares issued for cash in connection with the exercise of options and warrants      935              9      12,524              -
 Shares issued for cash in connection with the employee stock purchase plan          206              2       3,359              -
 Shares issued as contribution to 401(k) plan                                        260              3       5,457              -
 Shares issued upon conversion of long-term debt                                       -              -           2              -
 Reversal of cumulative foreign currency translation adjustment                        -              -           -              -
 Net loss                                                                              -              -           -       (234,162)
                                                                                ------------  ----------- ------------  -----------
BALANCES AT DECEMBER 31, 1999                                                     47,761            478     599,282     (1,443,624)
 Shares issued for cash in connection with the exercise of options and warrants      936              9      14,366              -
 Shares issued for cash in connection with the employee stock purchase plan          174              1       2,728              -
 Shares issued as contribution to 401(k) plan                                        178              2       4,296              -
 Shares issued in exchange for long-term investment                                2,996             30      21,595              -
 Warrants issued in connection with 8% Series A Convertible Preferred Stock            -              -      80,596              -
 Value ascribed to beneficial conversion feature of 8% Series A Convertible
   Preferred Stock                                                                     -              -     159,279       (159,279)
 Accretion and dividends of 8% Series A Convertible Preferred Stock                    -              -           -       (158,249)
 Net loss                                                                              -              -           -     (2,493,517)
                                                                                ------------  ----------- ------------  -----------
BALANCES AT DECEMBER 31, 2000                                                     52,045      $     520     882,142     (4,254,669)
                                                                                ============  =========== ============  ===========


----------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                                                                         other              Total
                                                                                     comprehensive      stockholders'
                                                                                     income (loss)         deficit
                                                                                    -----------------  ---------------
                                                                                              (in thousands)
BALANCES AT JANUARY 1, 1998                                                                  144           (256,983)
 Shares issued for cash by subsidiary, net of selling costs                                    -              3,385
 Shares issued for cash in connection with the exercise of options and warrants                -             19,283
 Shares issued in connection with business combinations                                        -             15,532
 Shares issued for cash in connection with the employee stock purchase plan                    -              2,250
 Shares issued as contribution to 401(k) plan                                                  -              3,664
 Exchange of ICG Holdings (Canada), Inc. common shares for ICG common stock                    -                  -
 Cumulative foreign currency translation adjustment                                         (263)              (263)
 Net loss                                                                                      -           (418,045)
                                                                                    --------------   -----------------
BALANCES AT DECEMBER 31, 1998                                                               (119)          (631,177)
 Shares issued for cash in connection with the exercise of options and warrants                -             12,533
 Shares issued for cash in connection with the employee stock purchase plan                    -              3,361
 Shares issued as contribution to 401(k) plan                                                  -              5,460
 Shares issued upon conversion of long-term debt                                               -                  2
 Reversal of cumulative foreign currency translation adjustment                              119                119
 Net loss                                                                                      -           (234,162)
                                                                                    --------------   -----------------
BALANCES AT DECEMBER 31, 1999                                                                  -           (843,864)
 Shares issued for cash in connection with the exercise of options and warrants                -             14,375
 Shares issued for cash in connection with the employee stock purchase plan                    -              2,729
 Shares issued as contribution to 401(k) plan                                                  -              4,298
 Shares issued in exchange for long-term investment                                            -             21,625
 Warrants issued in connection with 8% Series A Convertible Preferred Stock                    -             80,596
 Value ascribed to beneficial conversion feature of 8% Series A Convertible
   Preferred Stock                                                                             -                  -
 Accretion and dividends of 8% Series A Convertible Preferred Stock                            -           (158,249)
 Net loss                                                                                      -         (2,493,517)
                                                                                    --------------   -----------------
BALANCES AT DECEMBER 31, 2000                                                                  -         (3,372,007)
                                                                                    ==============   =================

         See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession as of November 14, 2000)
Consolidated Statements of Cash Flows
Years Ended December 31, 1998, 1999 and 2000

--------------------------------------------------------------------------------

                                                                                       Years ended December 31,
                                                                       ----------------------------------------------------------
                                                                             1998               1999                 2000
                                                                       -----------------  ------------------  -------------------
                                                                                            (in thousands)
Cash flows from operating activities:
     Net loss                                                            $    (418,045)           (234,162)         (2,493,517)
     Net loss (income) from discontinued operations                             79,354             (36,789)             (4,342)
     Extraordinary gain on sales of discontinued operations                          -            (195,511)                  -
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
         Cumulative effect of change in accounting principle                         -                   -               7,363
         Recognition of deferred gain                                                -             (29,250)             (6,239)
         Accretion and preferred dividends on preferred securities of
           subsidiaries, net of minority interest in share of losses            55,183              61,897              60,043

         Depreciation and amortization                                          91,927             174,239             318,771
         Provision for impairment of long-lived assets                               -              31,815           1,701,466
         Loss on marketable trading securities                                       -                   -              21,991
         Deferred compensation                                                       -               1,293               1,295
         Net loss (gain) on disposal of long-lived assets                        4,877                (906)              2,415
         Provision for uncollectible accounts                                   11,238              60,019              84,457
         Interest expense deferred and included in long-term debt, net
           of amounts capitalized on assets under construction                 152,601             186,080             168,779

         Interest expense deferred and included in capital lease
           obligations                                                           5,637               5,294               4,046
         Amortization of deferred advertising costs included in
           selling, general and administrative expenses                          1,795                   -                   -
         Amortization of deferred financing costs included in interest
           expense                                                               4,478               4,860               5,276
         Contribution to 401(k) plan through issuance of common stock            3,664               5,460               4,298

         Change in operating assets and liabilities, excluding the effects of business combinations and dispositions:
              Receivables                                                      (88,962)           (120,857)            (49,619)
              Prepaid expenses, deposits and inventory                          (1,566)              3,474              (2,392)
              Deferred advertising costs                                        (1,795)                  -                   -
              Accounts payable and accrued and other liabilities                (2,288)             18,847              95,072
              Deferred revenue                                                   1,842              20,721             169,237
                                                                       -----------------  ------------------  -------------------
                 Net cash provided (used) by operating activities
                    before reorganization items                         $     (100,060)            (43,476)             88,400
                                                                       -----------------  ------------------  -------------------
                                                                                                                    (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession as of November 14, 2000)
Consolidated Statements of Cash Flows, Continued

--------------------------------------------------------------------------------

                                                                                           Years ended December 31,
                                                                           ---------------------------------------------------------
                                                                                1998                 1999                2000
                                                                           ----------------    ----------------    -----------------
                                                                                                (in thousands)
Reorganization items:
     Changes in restructuring accruals                                                -                   -                 8,094
     Changes in liabilities subject to compromise                                     -                   -               (10,504)
     Write-off of deferred financing and offering costs                               -                   -                36,493
                                                                           ----------------    ----------------    -----------------
          Net cash provided (used) by operating activities                     (100,060)            (43,476)              122,483
                                                                           ----------------    ----------------    -----------------

Cash flows from investing activities:
     Proceeds from sales of discontinued operations, net of selling costs
       and cash included in sales                                                      -            374,897                     -
     Payments for business acquisitions, net of cash acquired                    (67,841)                 -                     -
     Acquisition of property, equipment and other assets                        (360,205)          (595,346)             (742,766)
     Change in accounts payable and accrued liabilities for purchase of
       long-term assets                                                                -             64,559               146,325
     Proceeds from disposition of property, equipment and other assets               168              4,300                 4,157
     Proceeds from sale of corporate headquarters, net of selling and
       other costs                                                                30,283                  -                     -
     Proceeds from sale of short-term investments available for sale              60,281             29,781                22,172
     Proceeds from sale of marketable securities, net of realized gain                 -             30,000                10,634
     Purchase of investments                                                           -            (28,939)               (1,400)
     Decrease in restricted cash                                                   7,737              4,375                 3,259
     Increase in long-term notes receivable from affiliate and others             (4,880)                 -                     -
     Purchase of minority interest in subsidiaries                                (9,104)            (6,039)                    -
                                                                          ----------------    ----------------    -----------------
         Net cash used by investing activities                                  (343,561)          (122,412)             (557,619)
                                                                          ----------------    ----------------    -----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                       24,918             15,894                17,104
     Proceeds of 8% Series A Convertible Preferred Stock, net of issuance
       costs                                                                           -                  -               720,330
     Proceeds from issuance of long-term debt                                    550,574             80,000                95,000
     Deferred long-term debt issuance costs                                      (17,591)            (4,785)               (7,150)
     Principal payments on capital lease obligations                             (16,509)           (14,662)              (20,525)
     Payments on IRU agreement                                                         -                  -              (179,497)
     Principal payments on long-term debt                                         (6,864)              (502)              (90,122)
     Payments of preferred dividends                                              (8,927)            (8,927)               (6,696)
                                                                          ----------------   ----------------      -----------------
       Net cash provided by financing activities                                 525,601             67,018               528,444
                                                                          ----------------   ----------------      -----------------
       Net increase (decrease) in cash and cash equivalents                       81,980            (98,870)               93,308
       Net cash provided (used) by discontinued operations                         7,753             (8,149)                  384
Cash and cash equivalents, beginning of year                                     120,574            210,307               103,288
                                                                          ----------------   ----------------      -----------------
Cash and cash equivalents, end of year                                           210,307            103,288               196,980
                                                                          ================   ================      =================
                                                                                                                       (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession as of November 14, 2000)
Consolidated Statements of Cash Flows, Continued

--------------------------------------------------------------------------------

                                                                                           Years ended December 31,
                                                                           ---------------------------------------------------------
                                                                                1998                1999                 2000
                                                                           ----------------    ----------------    -----------------
                                                                                                (in thousands)
Supplemental disclosure of cash flows information of continuing operations:
         Cash paid for interest                                            $        7,299               15,216              32,626
                                                                           ================    ================    =================
         Cash paid for income taxes                                        $           90                2,848                 378
                                                                           ================    ================    =================
Supplemental disclosure of non-cash investing and
     financing activities of continuing operations:
         Common stock issued in connection with business
            combinations                                                   $       15,532                    -                   -
                                                                           ================    ================    =================
         Common stock issued in connection with long-term
            investment                                                     $            -                    -              21,625
                                                                           ================    ================    =================
         Acquisition of corporate headquarters assets through the
            issuance of long-term debt and conversion of security
            deposit                                                        $            -               33,077                   -
                                                                           ================    ================    =================
         Assets acquired pursuant to IRU agreement                         $            -              135,322              96,903
         Assets acquired under capital leases                                         775                8,393             133,915
                                                                           ----------------    ----------------    -----------------
            Total                                                          $          775              143,715             230,818
                                                                           ================    ================    =================

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

------------------------------------------------------------------------------

(1)  Organization and Nature of Business

     (a)  Organization

          ICG Communications, Inc., a Delaware corporation (ICG), was incorporated on April 11, 1996 and is the publicly-traded U.S. parent company of ICG Funding, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of ICG (ICG Funding), ICG Holdings (Canada) Co., a Nova Scotia unlimited liability company (Holdings-Canada), ICG Holdings, Inc., a Colorado corporation (Holdings), and ICG Services, Inc., a Delaware corporation (ICG Services) and their subsidiaries. ICG and its subsidiaries are collectively referred to as the "Company." The Company's common stock was traded on the NASDAQ National Market (NASDAQ) stock exchange. However, due to the bankruptcy filings described below, the NASDAQ halted trading of the Company's common stock on November 14, 2000 and delisted the stock on November 18, 2000.

          The Company provides voice, data and Internet communication services. Headquartered in Englewood, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure to offer:

          . Dial-Up Internet access services including primary rate interface and remote access services/ managed modem services on a wholesale basis to national and regional Internet service providers (ISPs).

          . Point-to-Point Broadband Service providing traditional special access service to long-distance and long-haul carriers and medium to large sized corporate customers as well as switched access and SS7 services.

          . Corporate Services, primarily retail voice and data services to businesses.

     (b)  Bankruptcy Proceedings

          On November 14, 2000 (the Petition Date), ICG and all of its subsidiaries, except certain non-operating entities and ICG 161, LP, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to facilitate the restructuring of the Company's debt, trade liabilities and other obligations. ICG and its bankruptcy filing subsidiaries are collectively referred to as the Debtors. The Debtors are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The bankruptcy petitions were filed in order to preserve cash and to give the Debtors the opportunity to restructure their obligations. ICG 161, LP is a subsidiary of ICG Services whose sole purpose is the ownership of the Company's headquarters in Englewood, Colorado.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued

------------------------------------------------------------------------------

(1)  Organization and Nature of Business, continued

     (b)  Bankruptcy Proceedings, continued

          The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern, and do not purport to reflect or to provide for all of the possible consequences of the ongoing Chapter 11 reorganization cases. Specifically, the consolidated financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization cases or the effect of any changes which may be made in connection with the Debtors' capitalization or operations resulting from a plan of reorganization. The Debtors have not filed a plan of reorganization as of this date, but expect to file one in the near term. The plan, when filed, is subject to acceptance by the Company's compromised creditors and stockholders and approval by the Bankruptcy Court.

          Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

          These Chapter 11 filings, together with the limitation on the Company's financing alternatives, necessitated a comprehensive examination of the Company's business operations. Because of the numerous development projects that the Company had underway and the limited opportunity that existed for completion of these projects, it was decided by management that, without additional capital, virtually none of the existing development projects could be successfully completed.

          As a result of the items discussed above, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization, adequate sources of capital, customer and employee retention, the ability to provide high quality services and the ability to sustain positive results of operations and cash flows sufficient to continue to operate. The consolidated financial statements do not include any adjustments to the recorded amounts or classification of assets or liabilities or reflect any amounts that may ultimately be paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization or the

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued

------------------------------------------------------------------------------

(1)  Organization and Nature of Business, continued

     (b)  Bankruptcy Proceedings, continued

          effect of any changes, which may be made in connection with the Company's capitalization or operations resulting from a plan of reorganization.

     (c)  Accounting under Bankruptcy

          The December 31, 2000 financial statements have been prepared in accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7). Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses and other items not directly related to ongoing operations are reflected separately in the consolidated statement of operations as reorganization expenses (see note 4).

          The filing of the Chapter 11 cases by the Debtors (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all prepetition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date. The following table sets forth the liabilities of the Company subject to compromise as of December 31, 2000 (in thousands):

                    Unsecured creditors                $    583,749
                    Priority creditors                       33,385
                    Other secured creditors                     738
                    Capital lease obligations               197,974
                    Unsecured long-term debt              1,968,781
                                                       ------------
                                                       $  2,784,627
                                                       ============

          Additionally, pre-petition debt that is subject to compromise must be recorded at the allowed claim amount, which generally results in the write-off of any deferred financing amounts associated with the debt. Interest on debt subject to compromise ceases to accrue when Bankruptcy is filed.

          Pre-petition debt of the Debtors that is not subject to compromise, specifically the Senior Facility and the mortgage payable with balances outstanding as of December 31, 2000 of approximately $84.6 million and $0.9 million respectively,

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued

------------------------------------------------------------------------------

(1)  Organization and Nature of Business, continued

     (c)  Accounting under Bankruptcy, continued

          continues to accrue interest, although payment of such interest, or any principal payments, is agreed upon by the Company and the specific lenders. All arrangements are subject to Bankruptcy Court approval.

          The Company's creditors had until April 30, 2001 to file any adjustments to claim amounts. The Company must reconcile any differences between the claim amount and the amount per the Company's records.

          Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory prepetition contracts, subject to Bankruptcy Court approval. The Company cannot presently determine with certainty the ultimate aggregate liability which will result from the filing of claims relating to such contracts which have been or may be rejected. The Bankruptcy Code accords priority, subject to certain limits and conditions, to claims and expenses in the following order: administrative expenses of the bankruptcy, wages and salaries, contributions to employee benefit plans, certain customer deposits, and certain tax claims.

     (d)  Discontinued Operations

          During 1999, the Company sold the retail customer ISP business of NETCOM On-Line Communication Services, Inc. (NETCOM), but retained the national Tier 1 data network assets. Additionally, during 1999, the Company sold ICG Fiber Optic Technologies, Inc. and Fiber Optic Technologies of the Northwest, Inc., (collectively Network Services) and ICG Satellite Services, Inc. and Maritime Telecommunications Network, Inc. (collectively Satellite Services). Network Services provided information technology services and selected networking products. Satellite Services provided satellite voice, data and video services to major cruise ship lines, the U.S. Navy, the offshore oil and gas industry and integrated communications providers. (See note 5, "Sale of Assets and Discontinued Operations".)

(2)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the operations of

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued

------------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies, continued

     (a)  Basis of Presentation, continued

          NETCOM, Network Services, Satellite Services and Zycom Corporation (Zycom) as discontinued for all periods presented.

          All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Cash Equivalents

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     (c)  Inventory

          Inventory, consisting of equipment to be utilized in the installation of telecommunications systems, services and networks for customers, is recorded at the lower of cost or market in property and equipment in the accompanying balance sheet.

     (d)  Investments

          The Company invests primarily in high-grade, short-term investments that consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available-for-sale.

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

     (e)  Property and Equipment

          See note 3 for a discussion of the impairment of long-lived assets.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(2)      Summary of Significant Accounting Policies, continued

         (e)      Property and Equipment, continued

                  Property and equipment, prior to reflection of the impairment in note 3, have been stated at cost. Subsequent to the impairment, the impaired net book value of the asset held as of December 31, 2000 becomes the new cost basis of the asset and is depreciated over the remaining estimated useful life of the asset. Assets acquired subsequent to December 31, 2000 will be stated at cost to acquire and depreciated over their estimated useful life.

                  Costs of construction have been capitalized, including interest costs related to construction, capitalized labor and other costs associated with network development, service installation and internal-use software development.

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

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(2)      Summary of Significant Accounting Policies, continued

         (e)      Property and Equipment, continued

                  Depreciation begins in the period the network is substantially complete and available for use and is recorded on a straight-line basis over the estimated useful life of the equipment or network, ranging from eight to 20 years. Estimated useful lives of major categories of property and equipment are as follows:

                     Furniture, fixtures and office equipment     3 to 7 years
                     Internal-use software costs                  2 to 5 years
                     Machinery and equipment                      3 to 8 years
                     Fiber optic equipment                             8 years
                     Switch equipment                                 10 years
                     Fiber optic networks                             20 years
                     Buildings and improvements                     31.5 years
                     Site improvements                                 7 years
                     Service installation costs                        2 years

                  Equipment held under capital leases is stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is provided using the straight-line method over the estimated useful lives of the assets owned, or the related lease term, whichever is shorter.

         (f)      Other Assets

                  Goodwill resulting from the application of the purchase method of accounting for business combinations is amortized over a maximum of 20 years using the straight-line method. See note 3 for a discussion of the impairment of long-lived assets.

                  Amounts related to the acquisition of transmission and other licenses are recorded at cost and amortized over 20 years using the straight-line method. Rights of way, minutes of use, and non-compete agreements are recorded at cost, and amortized using the straight-line method over the terms of the agreements, ranging from two to 12 years. See note 3 for a discussion of the impairment of long-lived assets.

                  Amortization of deferred financing costs is provided over the life of the related financing agreement, the maximum term of which is ten years, and is included in interest expense. The Company has written-off deferred financing costs related to debt subject to compromise as of December 31, 2000 (see notes 4 and 11).

         (g)      Impairment of Long-Lived Assets

                  The Company provides for the impairment of long-lived assets, including goodwill, pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(2)      Summary of Significant Accounting Policies, continued

         (g)      Impairment of Long-Lived Assets, continued

                  be Disposed of (SFAS 121), which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such events include, but are not limited to, a significant decrease in the market value of an asset, a significant adverse change in the business climate that could affect the value of an asset or a current period operating or cash flow loss combined with a history of operating or cash flow losses. An impairment loss is recognized when estimated undiscounted future cash flows, before interest, expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the estimated fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows, appraisals or other pricing models as appropriate. The Company recorded an impairment of its' long-lived assets during 2000. See note 3 for a discussion of the impairment.

         (h)      Revenue Recognition

                  The Company recognizes revenue from services provided to its business end-user and ISP customers as such services are provided and charges direct selling expenses to operations as incurred. Maintenance revenue is recognized as services are provided. Uncollectible receivables are accounted for using the allowance method.

                  Generally, the Company recognizes revenue earned under indefeasible rights-of-use (IRU), of constructed fiber, in exchange for cash, ratably over the term of the agreement. In the event that the IRU meets the definition of a sales-type lease pursuant to Statement of Financial Accounting Standards No. 13, Accounting for Leases (SFAS No. 13), and the Company transfers ownership of the underlying assets to the customer, the Company will apply sales-type lease accounting and recognize revenue and related costs at the inception of the agreement. Prior to June 30, 1999, the Company applied sales-type lease accounting to IRUs that met the criteria included in SFAS No. 13, whether or not the agreement provided for the transfer of ownership of the underlying assets. Under either application, revenue recognition begins in the period that facilities are available for use by the customer. Revenue earned on the portion of IRUs attributable to the provision of maintenance services is recognized ratably over the term of the agreement.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(2)      Summary of Significant Accounting Policies, continued

         (h)      Revenue Recognition, continued

                  Deferred revenue includes amounts billed, in compliance with customer contracts, before service is provided.

                  On October 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. Effective January 1, 2000, installation revenue is recognized ratably over a two-year period. Prior to the adoption of SAB 101, the Company recognized installation revenue as services were performed. As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting principle as if such change had been adopted as of January 1, 2000, and has included in the results of operations for the year ended December 31, 2000, a charge of approximately $7.4 million relating to the cumulative effect of this change in accounting principle. In addition, the change in accounting principle resulted in an increase in revenue for the year ended December 31, 2000 of approximately $0.9 million.

         (i)      Income Taxes

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

         (j)      Net Loss Per Share

                  Net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding. Weighted average number of shares outstanding represents combined ICG Common Stock and Holdings-Canada Class A common shares outstanding for the year ended December 31, 1998, and ICG Common Stock only for the years ended December 31, 1999 and 2000.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(2)      Summary of Significant Accounting Policies, continued

         (j)      Net Loss Per Share, continued

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

         (k)      Stock-Based Compensation

                  The Company accounts for its stock-based employee and non-employee director compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee, (APB
                  25) and related Interpretations. The Company has provided pro forma disclosures of net loss and net loss per share as if the fair value based method of accounting for these plans, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), had been applied. Pro forma disclosures include the effects of employee and non-employee director stock options granted during the periods presented.

         (l)      Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

         (m)      Reclassifications

                  Certain prior period amounts have been reclassified to conform to the current period's presentation.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(3)      Provision for Impairment of Long-Lived Tangible and Intangible Assets

         As a result of adverse changes in the capital markets, specifically as related to the availability of capital to finance competitive local exchange carrier's growth, downward trends in certain segments of the economy, particularly with respect to expected growth of demand in technology and telecommunications segments, the Company's Chapter 11 filing and the subsequent deterioration in the value of the Company's operating assets, the Company undertook an extensive analysis of its business plan during the fourth quarter of 2000 and the first quarter of 2001. As a result, the Company prepared a detailed business plan that gave appropriate consideration to the environmental factors noted above.

         SFAS 121 requires that assets to be held and used are measured for impairment on the basis of undiscounted future cash flows before interest determined at the lowest level for which there are identifiable cash flows. Due to the Company's inability to allocate significant amounts of central support costs to the various markets, the impairment analysis was performed on a Company-wide basis. This analysis indicated that there was a shortfall of cash flows compared to the carrying value of the Company's long-lived tangible and intangible assets and that an impairment had occurred. For purposes of calculating the amount of the impairment the Company has segregated its long-lived assets into three categories: intangible assets, consisting primarily of goodwill, tangible assets to be disposed of, and tangible assets to be utilized in ongoing operations.

         As a result of the analysis of shortfalls of cash flows to carrying values of assets noted above, all intangibles, consisting primarily of goodwill, have been written off as of December 31, 2000, resulting in an impairment charge of approximately $79.8 million.

         Additionally, the Company has determined that certain assets that will not be utilized under the business plan will be held for resale. The fair value of assets held for resale was based on current appraisals or purchase offers, less cost to sell. Assets held for resale are comprised primarily of 1) assets which were under construction in late 2000 and for which the incremental capital required to place the asset in service for revenue generation was not available, and 2) assets in service which were not required to meet expected future customer demand as defined in the business plan. The net book value of assets to be disposed of prior to the impairment was $164.5 million. An impairment of approximately $124.0 million was reflected in the financial statements as of December 31, 2000 to reduce the assets to their fair value of approximately $40.5 million. These assets have not been segregated as current assets in the accompanying consolidated financial statements as of December 31, 2000 and are included in property and equipment because the sales are subject to final Bankruptcy Court approval.

         The fair value of tangible assets to be utilized in ongoing operations was determined to be $550 million. This value was derived primarily from the discounted cash flows from

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(3) Provision for Impairment of Long-Lived Tangible and Intangible Assets, continued

         future operations; however the Company also took into consideration several other valuation techniques. The following describes the different methods used and the resulting ranges of value under those techniques.

         . Discounted cash flows - The Company, as noted above, developed a new business plan in late 2000 and early 2001. The Company hired external third-party consultants to assist during the bankruptcy process and help in the formulation of a business plan, including the calculation of a range of reorganization values for the Company to utilize in the development of a proposed plan of reorganization. This business plan is expected to be the basis for the plan of reorganization ultimately submitted to the Bankruptcy Court. However, the reorganization plan, when filed, is subject to acceptance by the Company's compromised creditors and stockholders and approval by the Bankruptcy Court. At the present time, the Company is unable to determine what the final reorganization value will be and therefore the amounts used to calculate the impairment reflected in the accompanying consolidated financial statements as of December 31, 2000 are based on estimates which could differ significantly from the Company's reorganization value determined upon emergence from bankruptcy, currently estimated to be late 2001 or early 2002.


               The Company's business plan process noted above was a comprehensive, zero-based assessment of the markets in which the Company believes it can provide profitable service offerings in the future. The Company has identified new products that leverage the Company's expertise and existing network assets. These new products are expected to generate a significant portion of the Company's future revenues. The business plan also includes substantial capital expenditures to complete the network and generate the revenues projected within the business plan. In order to fund the business plan through 2005, the plan contemplates an infusion of equity and debt of approximately $200 million which the Company estimates will be available on acceptable terms, although no commitments for such funds have been obtained and such availability cannot be assured. Additionally, the plan contemplates significant future restructuring of the Company's basic operating costs including, but not limited to, additional significant reductions in selling, general and administrative expenses and line costs. This valuation technique results in a range of fair values of the Company's long-lived assets from $400 million to $900 million.

         . Asset appraisal - In connection with securing the Company's Credit Agreement (see note 11), appraisals were performed with an effective date of December 22, 2000. These appraisals indicated that the value of the Company's long-lived assets ranged from $640 to $740 million. These appraisals were prepared on the basis of an orderly liquidation, which is not part of the Company's plan.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(3) Provision for Impairment of Long-Lived Tangible and Intangible Assets, continued

      . Current market capitalization - This analysis was based on the public market capitalization as determined by reference to recent trading prices for the Company's debt and equity securities. For this calculation, the preferred securities were assumed to have no value and the senior discount notes were valued at 8-10% of the face value based on recent trading prices. Fully secured debt balances (such as capital leases and the Senior Facility) were valued at 100% of their book value. This valuation technique resulted in a range of fair values of the Company's long-lived assets from $400 million to $600 million.

         Management, in consultation with its financial advisors, determined that the appropriate valuation technique was based on discounted cash flows. Under this method, the Company believes the appropriate fair value of its long-lived tangibles assets at December 31, 2000 to be $550 million. As a result, the Company has recorded an impairment charge as of December 31, 2000 of approximately $1.5 billion related to tangible assets to be used in the ongoing operations of the Company. No adjustment was made to recorded depreciation during the year ended December 31, 2000. The net book value of the impaired assets becomes the new cost basis of the assets as of December 31, 2000. This amount is then depreciated over the remaining estimated useful life of the assets.

         The Company, during the year ended December 31, 1999, also recorded a provision for impairment of long-lived assets of $31.8 million, which relates to the impairment of software and other capitalized costs associated with Telecom Services' billing and provisioning system projects under development. The provision for impairment of long-lived assets was based on management's decision to abandon the billing and provisioning systems under development and to select new vendors for each of these systems, which vendors were expected to provide the Company with billing and provisioning solutions with improved functionality and earlier delivery dates at significantly lower costs. The Company's billing and provisioning systems under development were either not operational or were serving minimal customers at the time management determined the carrying value of the underlying assets was not recoverable.

(4)      Reorganization Expenses

         In October 2000, the Company initiated a cost reduction strategy that focused upon reducing operating expenses and returning the Company to profitability. This plan included the filing on November 14, 2000 of voluntary petitions under Chapter 11 for the Company and the majority of its subsidiaries.

         Under bankruptcy accounting, the Company is required to segregate and classify certain costs as reorganization costs.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(4)      Reorganization Expenses, continued

         The following reorganization costs were incurred during the year ended December 31, 2000 (in thousands):

               Write-off of deferred financing and offering costs
                     (notes 11 and 12)                           $   36,493
               Severance costs                                        4,435
               Retention bonus                                        5,212
               Professional fees                                      6,260
               Cancellation charges                                   2,337
               Debtor-in-Possession commitment fees                     400
               Other                                                    172
                                                          ------------------
                     Total                                       $   55,309
                                                          ==================

(5)      Sale of Assets and Discontinued Operations

         Income (loss) from discontinued operations consists of the following:

                                                                         Years ended December 31,
                                                        ------------------------------------------------------------
                                                              1998                 1999                  2000
                                                        -------------------   ------------------   -----------------
                                                                               (in thousands)
        NETCOM (a)                                        $   (61,090)                   -                    -
        Network Services (b)                                   (8,583)              (1,349)                   -
        Satellite Services (c)                                 (3,056)                 313                  770
        Zycom (d)                                              (4,848)                   -                    -
                                                        ------------------   ------------------   -----------------
         Income (loss) from discontinued operations
                                                          $   (77,577)              (1,036)                 770
                                                        ==================   ==================   =================

         (a)      NETCOM

                  On February 17, 1999, in accordance with a plan of disposition adopted on November 3, 1998, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc. (MindSpring), predecessor to EarthLink, Inc. for total proceeds of $245.0 million. Assets and liabilities sold to MindSpring included those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(5)      Sale of Assets and Discontinued Operations, continued

         (a)      NETCOM, continued

                  Additionally, on March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations (including NETCOM Canada and NETCOM U.K.) for total proceeds of approximately $41.1 million.

                  In conjunction with the sale to MindSpring, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company (the MindSpring Capacity Agreement). Under the agreement, MindSpring utilized the Company's network capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. In addition, the Company received for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM. As the Company expected to generate operating losses under the MindSpring Capacity Agreement, and the terms of the sale agreement were dependent upon and negotiated in conjunction with the terms of the sale of the operating assets of NETCOM, the Company deferred approximately $35.5 million of the proceeds from the sale agreement to be applied on a periodic basis to losses incurred under the MindSpring Capacity Agreement. Accordingly, the Company did not recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the twelve-month term of the agreement which expired February 17, 2000. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring was recognized in the Company's consolidated statement of operations as incurred.

                  As discussed above, the terms of the MindSpring Capacity Agreement were negotiated in conjunction with and were dependent upon the terms of the sale of the operating assets of NETCOM to MindSpring. As such, these transactions are collectively referred to as "Sale of Operating Assets of NETCOM".

         (b)      Network Services

                  On October 22, 1999, in accordance with a plan of disposition adopted on July 15, 1999, the Company completed the sale of all of the capital stock of Network Services for total proceeds of $23.9 million in cash.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(5)      Sale of Assets and Discontinued Operations, continued

         (c)      Satellite Services

                  On November 30, 1999, in accordance with a plan of disposition adopted on July 15, 1999, the Company completed the sale of all of the capital stock of Satellite Services for total proceeds of $98.1 million in cash.

         (d)      Zycom

                  The Company owns a 70% interest in Zycom Corporation ("Zycom"). Zycom's board of directors approved a plan to wind down and ultimately discontinue Zycom's operations on August 25, 1998.

(6)      Purchase Acquisitions

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

         On July 27, 1998, the Company acquired DataChoice Network Services, L.L.C. (DataChoice) for total consideration of $5.9 million, consisting of 145,997 shares of ICG Common Stock and approximately $1.1 million in cash. The excess of the purchase price over the fair value of the net identifiable assets acquired of $5.8 million was recorded as goodwill and, until December 31, 2000, was being amortized on a straight-line basis over five years. See note 3 for a discussion of the impairment of intangible assets.

         The Company completed a series of transactions on July 30, 1998 to acquire all of the capital stock of NikoNet, Inc., CompuFAX Acquisition Corp. and Enhanced Messaging Services, Inc. (collectively, NikoNet). The Company paid approximately $13.8 million in cash, assumed approximately $0.7 million in liabilities and issued 356,318 shares of ICG Common Stock with a fair market value of approximately $10.7 million on the date of the acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired of $22.6 million was recorded as goodwill and, until December 31, 2000, was being amortized on a straight-line basis over five years. See note 3 for a discussion of the impairment of intangible assets.

         On August 27, 1998, the Company purchased, for $9.0 million in cash, the remaining 20% equity interest in ICG Ohio LINX, Inc. (ICG Ohio
         LINX) which it did not already

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
________________________________________________________________________________

(6)      Purchase Acquisitions, continued

         own. The Company's additional was recorded as goodwill and, until December 31, 2000, was being amortized on a straight-line basis over five years. See note 3 for a discussion of the impairment of intangible assets.

(7)      Short-term Investments Available-for-Sale

         Short-term investments available-for-sale are comprised of the following:

                                                    December 31,
                                         ------------------------------------
                                              1999                 2000
                                         ----------------     ---------------
                                                   (in thousands)

Certificates of deposit                    $   10,442                    -
Commercial paper                               11,777                    -
U.S. Treasury securities                            -               17,733
                                         ----------------     ---------------
                                           $   22,219               17,733
                                         ================     ===============

         At December 31, 1999 and 2000, the estimated fair value of the Company's certificates of deposit, commercial paper and U.S. Treasury securities approximated cost. All certificates of deposit, commercial paper and U.S. Treasury securities included in short-term investments available-for-sale mature within one year.

(8)      Property and Equipment

         See note 3 for a discussion regarding the impairment of long-lived assets. The property and equipment balances shown as of December 31, 2000, reflect the $1.7 billion impairment charge.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(8)      Property and Equipment, continued

         Property and equipment, including assets held under capital leases, is comprised of the following:

                                                                        December 31,
                                                          -----------------------------------------
                                                                1999                   2000
                                                          ------------------     ------------------
                                                                       (in thousands)
Land                                                         $   11,503                 12,856
Buildings and improvements                                       38,502                 38,162
Furniture, fixtures and office equipment                        108,024                 17,355
Internal-use software costs                                      14,797                      -
Machinery and equipment                                          32,884                  9,482
Fiber optic equipment                                           401,676                121,398
Switch equipment                                                319,398                104,947
Fiber optic networks                                            428,195                 56,242
Site improvements                                                37,814                    824
Service installation costs                                       52,649                      -
Other                                                             2,199                      -
Construction in progress                                        359,936                231,714
                                                          -------------          -------------
                                                              1,807,577                592,980
Less accumulated depreciation                                  (279,698)                (2,480)
                                                          -------------          -------------
                                                             $1,527,879                590,500
                                                          =============          =============

         Property and equipment includes approximately $232 million of equipment that has not been placed in service at December 31, 2000, and accordingly, is not being depreciated. The majority of this amount is related to uninstalled transport and switch equipment and new network construction.

         At December 31, 1999, the Company had approximately $205 million of property and equipment held under capital leases on a net book value basis. As of December 31, 2000, after the impairment charge, the Company had approximately $158 million of property and equipment held under capital leases. Amortization of capital leases is included in depreciation and amortization in the Company's consolidated statements of operations for all periods presented.

         For the years ended December 31, 1998, 1999 and 2000, the Company capitalized interest costs on assets under construction of $10.4 million, $9.0 million and $7.0 million respectively. However, in connection with the asset impairment discussed in note 3, all capitalized interest amounts have been written-off as of December 31, 2000. The Company recognized interest expense of $170.0 million, $212.4 million and $233.6 million for the years ended December 31, 1998, 1999 and 2000, respectively.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(8)      Property and Equipment, continued

         Also included in property and equipment at December 31, 1999 are remaining unamortized costs associated with the development of internal-use computer software of $9.0 million. The Company capitalized $10.0 million, $31.6 million and $52.9 million of such costs during the years ended December 31, 1998, 1999 and 2000 respectively.

         Certain of the assets described above have been pledged as security for long-term debt, specifically, substantially all of the assets of ICG Services were pledged as of December 31, 2000. The net book value of ICG Services assets included in the total above, after allocation of the impairment described in footnote 3, is approximately $430.3 million as of December 31, 2000.

(9)      Investments

         On February 22, 2000, the Company purchased restricted Series D 8% Convertible Preferred Stock (Cyras Preferred Stock) of Cyras Systems, Inc. (Cyras), for approximately $1.0 million. The Cyras Preferred Stock is automatically convertible into shares of common stock of Cyras, upon the initial public offering of the common stock of Cyras or upon the election to convert by more than 66% of all of the preferred stockholders of Cyras.

         On July 6, 2000, a subsidiary of the Company acquired 1,000,000 shares of unregistered common stock of Teligent, Inc., a fixed wireless broadband communications provider (Teligent), from a subsidiary of Teligent in exchange for 2,996,076 shares of ICG Common Stock. The Teligent shares were valued at $21.625 per share. As of December 31, 2000, the decrease in the value of the Teligent shares of $21.6 million, based on the market price at December 31, 2000, was deemed to be other than temporary and, accordingly, the charge related to the write-down of such shares is included in the accompanying consolidated statement of operations.

         On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock of NorthPoint Communications Holdings, Inc. (NorthPoint), a Delaware corporation and competitive local exchange carrier based in San Francisco, California which was converted into 555,555 shares of Class B common stock of NorthPoint on May 5, 1999. The shares were sold in a series of transactions during the year ended December 31, 2000, resulting in a net gain of approximately $0.5 million.

         On August 11, 1999, the Company purchased 1,250,000 shares of Series C Preferred Stock of International ThinkLink Corporation (ThinkLink), for $1.0 million in cash. ThinkLink has ceased operations and, accordingly, the investment was written off.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(9)      Investments, continued

         On November 15, 1999, the Company entered into an agreement to purchase a limited partnership interest in Centennial Strategic Partners VI, L.P. (Centennial). The primary purpose of the partnership is to invest in venture capital investments, principally by investing in equity or equity-oriented securities of privately held companies in the electronic communications industry. The Company has capital contribution commitments to Centennial of $1.0 million to be funded in installments through January 15, 2002. Through December 31, 2000, the Company had contributed approximately $0.7 million to the partnership. The Company has accounted for its investment in Centennial under the cost method of accounting.

(10)     Capital Lease Obligations

         As a result of the Company's bankruptcy proceedings, all capital lease payments are suspended and subject to negotiation on a lease by lease basis. Certain leases could be amended or rejected. However, the following table represents contractual payments due each year on or before December 31 under the original terms of the Company's capital lease obligations (in thousands):

                      2001                                                            $       91,420
                      2002                                                                    65,319
                      2003                                                                    35,832
                      2004                                                                    12,393
                      2005                                                                    12,393
                      Thereafter                                                              73,811
                                                                                    ----------------
                         Total minimum lease payments                                        291,168
                         Less amounts representing interest                                  (93,194)
                                                                                    ----------------
                         Present value of net minimum lease payments                         197,974
                         Less current portion                                                (68,130)
                                                                                    ----------------
                                                                                        $    129,844
                                                                                    ================

(11)     Long-term Debt

         As a result of the Company's bankruptcy proceedings, all contractual debt payments are suspended and subject to revised payment terms during the bankruptcy process on a specific case basis. No changes have been made in the accompanying consolidated balance sheet as to amounts or terms as a result of the filing. As of December 31, 2000, the Company is in default with respect to substantially all of its prepetition debt. However, under bankruptcy accounting, no reclassifications are made from long-term to short-term as a result of the defaults. Additionally, debt subject to compromise should be recorded at the allowed amount of the claim. Based on this, the Company has written-off all deferred financing costs related to the 9 7/8%, 10%, 11 5/8%, 12 1/2% and 13 1/2%

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(11)     Long-term Debt, continued

         Senior discount notes as of December 31, 2000. Such amounts totaled $26.8 million and are included in reorganization expenses in the accompanying consolidated statement of operations (see note 4). In addition, the Company ceased accreting the discounts or accruing interest on all debt amounts subject to compromise as of the Petition Date.

         Long-term debt, including amounts subject to compromise, is summarized as follows:

                                                                                                      December 31,
                                                                                           ---------------------------------
                                                                                                 1999               2000
                                                                                           ----------------   --------------
                                                                                                     (in thousands)
Credit Agreement (a)                                                                       $            -                  -
Senior Facility with adjustable rate of interest due on scheduled maturity dates, secured
    by assets of ICG Equipment and NetAhead (b)                                                    79,625             84,574
Mortgage loan payable with adjustable rate of interest (15.21% at December 31, 2000) due
    in full on January 31, 2013, secured by corporate headquarters (c)                             33,077             33,077
Mortgage payable with interest at 8 1/2%, due monthly through 2009, secured by building               999                929
                                                                                           --------------     --------------
 Long-term debt not subject to compromise                                                         113,701            118,580
                                                                                           --------------     --------------

9 7/8% Senior discount notes of ICG Services, net of discount (d)                                 293,925            319,564
10% Senior discount notes of ICG Services, net of discount (d)                                    361,290            393,311
11 5/8% Senior discount notes of Holdings, net of discount (d)                                    137,185            151,342
12 1/2% Senior discount notes of Holdings, net of discount (d)                                    468,344            520,264
13 1/2% Senior discount notes of Holdings, net of discount (d)                                    532,252            584,300
                                                                                           --------------     --------------
Long-term debt subject to compromise                                                            1,792,996          1,968,781
                                                                                           --------------     --------------

                                                                                                1,906,697          2,087,361
Less current portion                                                                                 (796)              (796)
                                                                                           --------------     --------------
                                                                                               $1,905,901          2,086,565
                                                                                           ==============     ==============

         (a)      Debtor-in-Possession Financing

                  On December 4, 2000, the Company finalized its Debtor-in-Possession Revolving Credit Agreement (the Credit Agreement) with Chase Manhattan Bank. The Credit Agreement provides for up to $350 million in financing, subject to certain conditions. This amount was subsequently amended to $200 million. Any amounts drawn under the Credit Agreement must first be used for repayment in full of the Senior Facility. Borrowings under the Credit Agreement bear interest at 3% plus the greater of (i) the prime rate, (ii) the Base CD rate (as defined) plus

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(11)     Long-term Debt, continued

         (a)      Debtor-in-Possession Financing, continued

                  1%, or (iii) the Federal Funds effective rate (as defined) plus 1/2%. The Company also has the option to borrow at the adjusted LIBOR rate (as defined) plus 4%. The Company must pay monthly commitment fees at an annual rate of 1 1/2% on the average daily unused commitment, which are expensed monthly. This agreement contains certain covenants including capital expenditure limitations, EBITDA loss limitations, indebtedness and dividend restrictions. The Credit Agreement requires repayment in full on May 14, 2002. As of December 31, 2000, no amounts had been drawn under the Credit Agreement.

         (b)      Senior Facility

                  On August 12, 1999 and amended on December 29, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (the Senior Facility) consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. The Senior Facility is guaranteed by ICG Services and ICG Mountain View, Inc. and is secured by the assets of ICG Equipment and NetAhead.

                  In October, 2000, the Company's lenders granted a sixty-day waiver, and as part of this agreement, the Company paid 50%, or $89.7 million, of the outstanding balance of the Senior Facility as of September 30, 2000.

                  The United States Bankruptcy Court, on December 19, 2000, issued an order directing ICG Services and certain of its subsidiaries to provide adequate protection to the lenders of the Senior Facility for the unpaid balance in the form of a valid, perfected, first priority post petition security interest. The outstanding balance is therefore not subject to compromise.

                  At December 31, 2000, the $36.0 million outstanding under the $75.0 million term loan bears annual interest at the prime rate plus 4.25%, or 13.75%. Contractually, quarterly repayments commenced September 30, 1999 and require quarterly loan balance reductions of 0.25% through June 30, 2005 with the remaining outstanding balance to be repaid during the final three quarters of the loan term. The loan matures on March 31, 2006.

                  At December 31, 2000, the $48.6 million outstanding under the $100.0 million term loan bears annual interest at the prime rate plus 3.875%, or 13.375%. Contractually, quarterly repayments commence September 30, 2002 and require aggregate loan balance reductions of 25% through June 30, 2003, 35% through

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(11)     Long-term Debt, continued

         (b)      Senior Facility, continued

                  June 30, 2004 and 40% through June 30, 2005. The loan matures on June 30, 2005.

                  The terms of the Senior Facility provide certain limitations on the use of proceeds, additional indebtedness, dividends, prepayment of the Senior Facility and other indebtedness and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. Due to the bankruptcy proceedings, the Company is in default with respect to the terms of the Senior Facility.

                  The amortization of the debt issuance costs during 1999 and through the Petition Date in 2000 is included in interest expense in the accompanying consolidated statement of operations. The unamortized debt issuance cost balance was written-off as of year end and is included in reorganization expenses in the accompanying consolidated statement of operations (see note 4).

                  Subsequent to the Chapter 11 filing, the Company continues to make interest only payments on the Senior Facility, as approved in a signed order from the Bankruptcy Court, based on the prime rate plus 4.25% and the prime rate plus 3.875% terms noted above.

                  The Credit Agreement described in (a) requires that the Senior Facility be paid off in full with proceeds from the first draw under the Credit Agreement.

         (c)      Mortgage Loan Payable

                  Effective January 1, 1999, the Company purchased its corporate headquarters, land and improvements (collectively, the Corporate Headquarters) for approximately $43.4 million. The Company, through a newly formed subsidiary, ICG 161, LP, financed the purchase primarily through a loan secured by a mortgage on the Corporate Headquarters, guaranteed by ICG Services, Inc. The amended loan agreement, dated May 1, 1999, requires monthly interest payments at an initial interest rate of 14.77% per annum, which rate increases annually by 0.003% with the mortgage balance due January 31, 2013. The seller of the Corporate Headquarters has retained an option to repurchase the Corporate Headquarters at the original sales price, which option is exercisable from January 1, 2004 through January 31, 2012. ICG 161, LP, did not file for protection under Chapter 11. This mortgage is therefore not subject to compromise.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------

(11)     Long-term Debt, continued

         (d)      Senior Discount Notes

                  Prior to the Petition Date, the original discount on all of the discount notes described below was being accreted over the period from the issue date to the date that the notes may first be redeemed. The accretion is included in interest expense in the accompanying consolidated statements of operations.

                  The 9 7/8% Notes are unsecured senior obligations of ICG Services that mature on May 1, 2008, at a maturity value of $405.3 million.

                  The 10% Notes are unsecured senior obligations of ICG Services that mature on February 15, 2008, at a maturity value of $490.0 million.

                  The 11 5/8% Notes are unsecured senior obligations of Holdings (guaranteed by ICG) that mature on March 15, 2007, with a maturity value of $176.0 million.

                  The 12 1/2% Notes are unsecured senior obligations of Holdings (guaranteed by ICG and Holdings-Canada) that mature on May 1, 2006, with a maturity value of $550.3 million.

                  The 13 1/2% Notes are unsecured senior obligations of Holdings (guaranteed by ICG and Holdings-Canada) that mature on September 15, 2005, with a maturity value of $584.3 million. The sale of the notes was made in units with each unit consisting of ten notes plus unit warrants to purchase 33 common shares of Holdings - Canada. The value attributable to the warrants was approximately $6 million that was included as additional debt discount.

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

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(11)     Long-term Debt, continued

         Contractual principal maturities of long-term debt as of December 31, 2000, which are expected to be substantially altered as a result of the bankruptcy proceedings, are as follows (in thousands):

                    Year:
                       2001                    $          796
                       2002                             6,874
                       2003                            15,826
                       2004                            19,021
                       2005                           594,818
                      Thereafter                    1,687,095
                                               -----------------
                                                    2,324,430
                    Less unaccreted discount         (237,069)
                    Less current portion                 (796)
                                               -----------------
                                               $    2,086,565
                                               =================

(12)     Preferred Stock

         (a)   Redeemable Preferred Securities of Subsidiaries

               As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, the Company is prohibited from declaring or paying any preferred dividends. The Company has fully written off the offering costs and fully accreted the discount associated with the preferred stock totaling $9.7 million. Such amounts are included in reorganization expenses in the accompanying consolidated statement of operations (see note 4).

               Included in accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses is approximately, $55.2 million, $61.9 million and $60.0 million for the years ended December 31, 1998, 1999 and 2000 respectively, associated with the accretion of issuance costs, discount and preferred security dividend accruals for the 6 3/4% Preferred Securities, the 14% Preferred Stock and the 14 1/4% Preferred Stock and the Redeemable Preferred Stock through the Petition Date.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(12)     Preferred Stock, continued

         (a)   Redeemable Preferred Securities of Subsidiaries, continued

               Redeemable preferred stock of subsidiaries is summarized as follows:

                                                                                         December 31,
                                                                             -------------------------------------
                                                                                  1999                 2000
                                                                             ----------------     ----------------
                                                                                        (in thousands)
               14%  Exchangeable preferred stock of Holdings,
                   mandatorily redeemable in 2008                               $   144,144              165,831


               14 1/4%  Exchangeable preferred stock of Holdings,                   246,751              283,225
                   mandatorily redeemable in 2007                            ----------------     ----------------
                                                                                $   390,895              449,056
                                                                             ================     ================

               6 3/4% Mandatorily redeemable preferred securities of ICG
                   Funding                                                      $   128,428              132,251
                                                                             ================     ================

               The 14% exchangeable preferred stock bears a cumulative dividend payable quarterly in arrears. All dividends paid through the Petition Date have been paid through the issuance of additional shares of 14% Preferred Stock.

               The 14 1/4% exchangeable preferred stock bears a cumulative dividend payable quarterly in arrears. All dividends paid through the Petition Date have been paid through the issuance of additional shares of 14 1/4% Preferred Stock.

               The 6 3/4% Preferred Securities consist of 2,645,000 exchangeable preferred securities of ICG Funding that bear a cumulative dividend at the rate of 6 3/4% per annum. The dividend is paid quarterly in arrears each February 15, May 15, August 15 and November 15, and commenced November 15, 1997. The dividend was payable in cash through November 15, 2000 and, thereafter, in cash or shares of ICG Common Stock, at the option of ICG Funding. The 6 3/4% Preferred Securities are exchangeable, at the option of the holder, at any time prior to November 15, 2009 into shares of ICG Common Stock at an exchange rate of 2.0812 shares of ICG Common Stock per preferred security, or $24.025 per share, subject to adjustment. Due to the bankruptcy proceedings, the Company did not declare or pay the dividend that was otherwise payable on November 15, 2000.

               On February 13, 1998, ICG made a capital contribution of 126,750 shares of ICG Common Stock to ICG Funding. Immediately thereafter, ICG Funding sold the contributed shares to unrelated third parties for proceeds of approximately $3.4 million. ICG Funding recorded the contribution of the ICG Common Stock as

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(12)     Preferred Stock, continued

         (a)   Redeemable Preferred Securities of Subsidiaries, continued

               additional paid-in capital at the then fair market value and, consequently, ICG Funding recorded no gain or loss on the subsequent sale of those shares.

               Also, on February 13, 1998, ICG Funding purchased approximately $112.4 million of ICG Communications, Inc. Preferred Stock (ICG Preferred Stock) which contractually pays dividends each February 15, May 15, August 15 and November 15 in additional shares of ICG Preferred Stock through November 15, 2000. Subsequent to November 15, 2000, dividends on the ICG Preferred Stock are payable in cash or shares of ICG Common Stock, at the option of ICG. The ICG Preferred Stock is exchangeable, at the option of ICG Funding, at any time prior to November 15, 2009 into shares of ICG Common Stock at an exchange rate based on the exchange rate of the 6 3/4% Preferred Securities and is subject to mandatory redemption on November 15, 2009. The ICG Preferred Stock has been eliminated in consolidation of the Company's consolidated financial statements.

         (b)   Mandatorily Redeemable 8% Series A Convertible Preferred Stock

               On April 10, 2000, the Company sold 75,000 shares of mandatorily redeemable 8% Series A-1, A-2 and A-3 Convertible Preferred Stock of ICG (the 8% Series A Convertible Preferred Stock) and 10,000,000 warrants to purchase ICG Common Stock for net proceeds of $707.7 million. Each share of 8% Series A Convertible Preferred Stock has an initial liquidation preference of $10,000 per share and bears a cumulative dividend rate of 8% per annum, compounded daily. Dividends accrue to the liquidation preference on a daily basis for five years and are thereafter payable in cash or additional liquidation preference. The value allocated to the warrants was $80.6 million at the time of the transaction. The original agreement provided for a change in control and certain conversion features.

               The Company has fully written off the offering costs and fully accreted the discount associated with the 8% Series A Convertible Preferred Stock totaling $118.1 million. Such amounts are included in accretion of 8% Series A Convertible Preferred Stock and related dividends in arriving at net loss attributable to common stockholders in the accompanying consolidated statement of operations.

               Additionally, the Company allocated $159.3 million of the proceeds from the issuance of the 8% Series A Convertible Preferred Stock to the intrinsic value of the embedded beneficial conversion feature of the convertible preferred securities

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(12)   Preferred Stock, continued

       (b) Mandatorily Redeemable 8% Series A Convertible Preferred Stock, continued

             to additional paid-in capital. The accompanying consolidated statement of operations includes approximately $40.1 million of accretion and dividends related to the 8% Series A Convertible Preferred Stock through the Petition Date.

(13)   Stockholders' Deficit

       (a)   Stock Options and Employee Stock Purchase Plan

             A total of 1,849,600 options, net of cancellations, have been granted under plans established prior to 1994 through December 31, 2000 with exercise prices ranging from approximately $2.92 to $14.03.

             A total of 2,040,989 options, net of cancellations, have been granted under the NETCOM plan through December 31, 2000 at exercise prices ranging from $0.56 to $79.50.

             A total of 10,447,296 options, net of cancellations, have been granted under plans established after 1993 through December 31, 2000 at original exercise prices ranging from $5.00 to $37.88.

             Additionally, during the years ended December 31, 1999 and 2000, the Company's board of directors granted 1,179,511 non-qualified stock options, net of cancellations through December 31, 2000, to certain officers and employees at exercise prices ranging from $14.44 to $37.88.

             All of the options granted under the plans are subject to various vesting requirements, generally three and five years and expire in five and ten years from date of grant.

             In October 1996, the Company established an Employee Stock Purchase Plan, which the Company discontinued in the third quarter of 2000. Under this plan, employees could elect to designate 1% to 30% of their annual salary to be used to purchase shares of ICG Common Stock, up to a limit of $25,000 each year, at a 15% discount to fair market value. Stock purchases occurred four times a year on February 1, May 1, August 1 and November 1, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company was authorized to issue a total of 1,000,000 shares of ICG Common Stock to participants in the plan. During the years ended December 31,

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(13)     Stockholders' Deficit, continued

         (a)      Stock Options and Employee Stock Purchase Plan, continued

                  1998, 1999 and 2000, the Company sold 111,390, 205,568 and
                  173,772 shares of ICG Common Stock, respectively, to employees under this plan.

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

                                                                                              Years ended December 31,
                                                                           --------------------------------------------------------
                                                                                  1998                1999                2000
                                                                           -----------------    ----------------    ---------------
                                                                                     (in thousands, except per share amounts)
                   Net loss attributable to common stockholders:
                    As reported                                               $  (418,045)          (234,162)         (2,811,045)
                        Pro forma                                                (439,362)          (259,362)         (2,861,258)

                   Net loss per share - basic and diluted:
                        As reported                                              $  (9.25)             (4.97)             (56.02)
                        Pro forma                                                   (9.72)             (5.50)             (57.02)

                  The fair value of each option grant to employees and non-employee directors other than NETCOM employees and non-employee directors was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected option life of three years for directors, officers and other executives, and two years for other employees, for the years ended December 31, 1998 and 1999, and five years (the average contractual life) for the year ended December 31, 2000; expected volatility of 70% for the years ended December 31, 1998 and 1999 and 250% for the year ended December 31, 2000; and risk-free interest rates ranging, 4.09% to 5.77% for the year ended December 31, 1998, 4.59% to 6.28% for the year ended December 31, 1999 and 6.00% to 6.50% for the year ended December 31, 2000. Risk-free interest rates, as were currently available on the grant date, were assigned to each granted option

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(13)     Stockholders' Deficit, continued

         (a)      Stock Options and Employee Stock Purchase Plan, continued

                  based on the zero-coupon rate of U.S. Treasury bills to be held for the same period as the assumed option life. Since the Company does not anticipate issuing any dividends on the ICG Common Stock, the dividend yield for all options granted was assumed to be zero. The weighted average fair market value of combined ICG and NETCOM options granted during the years ended December 31, 1998, 1999 and 2000 was approximately, $13.23, $10.53 and $27.15 per option, respectively.

                  The following table summarizes the status of the Company's stock-based compensation plans:

                                                   Shares underlying       Weighted average            Options
                                                        options             exercise price           exercisable
                                                 ----------------------  ----------------------  ---------------------
                                                    (in thousands)                                  (in thousands)
     Outstanding at January 1, 1998                        6,148          $       11.97
          Granted                                          5,968                  23.34
          Exercised                                       (1,395)                 12.08
          Canceled                                        (3,941)                 25.62
                                                 ----------------------
     Outstanding at December 31, 1998                      6,780                  13.95                 3,299
          Granted                                          3,374                  18.50
          Exercised                                         (817)                 13.55
          Canceled                                        (1,942)                 17.70
                                                 ----------------------
     Outstanding at December 31, 1999                      7,395                  15.06                 3,142
          Granted                                          7,813                  26.69
          Exercised                                         (832)                 15.65
          Canceled                                        (4,724)                 24.26
                                                 ----------------------
     Outstanding at December 31, 2000                      9,652                  20.02                 3,276
                                                 ======================

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(13)     Stockholders' Deficit, continued

         (a)      Stock Options and Employee Stock Purchase Plan, continued

                  The following table summarizes information about options outstanding at December 31, 2000:

                                            Options outstanding                               Options exercisable
                          ---------------------------------------------------------  --------------------------------------
                                                  Weighted
                                                  average            Weighted                                 Weighted
          Range of                               remaining            average                                 average
          exercise             Number           contractual          exercise              Number             exercise
           prices            outstanding            life               price            exercisable            price
     -------------------  ------------------  -----------------  ------------------  -------------------  -----------------
                           (in thousands)        (in years)                            (in thousands)
     $ 2.60   -   7.94           1,591               4.52            $    7.88              1,555           $    7.89
       8.44   -  17.80           2,631               7.16                15.21              1,190               15.12
      17.94   -  29.00           2,987               8.89                22.47                311               20.24
      29.75   -  37.88           2,443               9.27                30.17                220               30.01
                          ------------------                                         -------------------
                                 9,652                                                      3,276
                          ==================                                         ===================

         (b)      Warrants

                  As discussed in note 12, on April 10, 2000, the Company issued warrants to purchase 10,000,000 shares of ICG Common Stock at an exercise price of $34.00 per share. The warrants were valued at $80.6 million at the time of the transaction. As of December 31, 2000, none of the warrants had been exercised.

                  At December 31, 1999 and 2000, 1,733,000 and 1,646,000
                  warrants, respectively, with an expiration date of August 6, 2005 were outstanding and are exchangeable for shares of ICG Common Stock on a one-for-one basis.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(13)     Stockholders' Deficit, continued

         (b)      Warrants, continued

                  The following table summarizes warrant activity for the three years ended December 31, 2000:

                                                                    Outstanding              Exercise
                                                                     warrants               price range
                                                                --------------------   ----------------------
                                                                  (in thousands)
                  Outstanding, January 1, 1998                           1,974             $12.51 - 21.51
                  Exercised                                               (113)             12.51 - 21.51
                  Canceled                                                  (9)             20.01 - 21.51
                                                                --------------------
                  Outstanding, December 31, 1998                         1,852                      12.51
                  Exercised                                               (119)                     12.51
                                                                --------------------
                  Outstanding, December 31, 1999                         1,733                      12.51
                  Granted                                               10,000                      34.00
                  Exercised                                                (87)                     12.51
                                                               ---------------------
                  Outstanding, December 31, 2000                        11,646             $12.51 - 34.00
                                                                ====================

         (c)      Preferred Stock

                  The Company is authorized to issue 1,000,000 shares of preferred stock, of which no shares were outstanding as of December 31, 2000. In addition, the Company has 50,000 shares of ICG Preferred Stock issued and outstanding, all of which are held by ICG Funding at December 31, 2000.

(14)     Commitments and Contingencies

         As a result of the Company's filing for bankruptcy protection, all commitments and contingencies could be substantially modified during the Company's bankruptcy restructuring process.

         (a)      Network Capacity and Construction

                  In January 2000, the Company signed an agreement with a major customer, whereby the Company will provide, for $126.5 million over the initial six-year term of the agreement, exclusive service over designated portions of the Company's local fiber optic networks. The Company will recognize revenue ratably over the term of the agreement, as the network capacity is available for

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(14)     Commitments and Contingencies, continued

         (a)      Network Capacity and Construction, continued

                  use. The agreement was amended in March 2000 to include additional capacity for proceeds of $53.8 million. The customer may, at its option, extend the initial term of the agreement for an additional four-year period and an additional 10-year period for incremental payment at the time the option exercises. The Company recognized approximately $3.0 million of revenue related to this agreement in the year ended December 31, 2000. The remaining $177.3 million of deferred revenue related to this agreement is reflected in liabilities subject to compromise. The Company has not yet delivered for service, as required by the contract, the majority of the fiber optic facilities and is negotiating with this customer to resolve the issue of the future services.

         (b)      Telecommunications and Line Purchase Commitments

                  Effective September 1998, the Company entered into two service agreements with three-year terms with a major interexchange carrier. (the "Carrier"). Under the Telecom Services Agreement, the Carrier provides, at designated rates, switched telecommunications services and other related services to the Company, including termination services, toll-free origination, switched access, dedicated access and travel card services. Under the Carrier Digital Services Agreement, the Carrier provides the Company, at designated rates, with the installation and operation of dedicated digital telecommunications interexchange services, local access and other related services, which the Company believes expedites service availability to its customers. Both agreements require that the Company provide the Carrier with certain minimum monthly revenue, which if not met, would require payment by the Company for the difference between the minimum commitment and the actual monthly revenue. Additionally, both agreements limit the Company's ability to utilize vendors other than the Carrier for certain telecommunications services specified in the agreements.

         (c)      Other Commitments

                  The Company has entered into various equipment and line purchase agreements with certain of its vendors. Under these agreements, if the Company does not meet a minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. In addition, either the Company or the vendor upon prior written notice may terminate the agreements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(14)     Commitments and Contingencies, continued

         (c)      Other Commitments, continued

                  Due to the current economic uncertainty of the Company's construction in progress assets, the Company may decide not to continue with these projects and incur additional termination costs.

         (d)      Transport and Termination Charges

                  ICG records revenue earned under interconnection agreements with incumbent local exchange carrier (ILECs) as an element of its local services revenue. Some ILECs, while paying a portion of local reciprocal compensation due to ICG, have disputed other portions of the charges.

                  ICG has, as of December 31, 2000, a net receivable for terminating local traffic of approximately $24.0 million. ICG received cash of approximately $160.0 million, during the year ended December 31, 2000, from certain ILECs for terminating local traffic.

                  ICG has recognized revenue of approximately $58 million, $124 million, and $116 million in each of the years ended December 31, 1998, 1999 and 2000, respectively, for terminating local traffic.

                  Revenue for the year ended December 31, 1999 includes approximately $22.0 million for the tandem switching and common transport rate elements. ICG ceased, effective July 1, 1999, recognition of these rate elements as revenue until cash receipts are either received or the uncertainty of receipt has been removed (such as the execution of a binding agreement). ICG has continued to bill and pursue collection of all amounts due under the agreements.

         (e)      Operating Leases

                  Under the Bankruptcy Code, the Company may elect to assume or reject all leases noted below, subject to Bankruptcy Court approval.

                  The Company leases office space and equipment under non-cancelable operating leases. Lease expense was approximately, $27.0 million, $21.3 million and $29.6 million for the years ended December 31, 1998, 1999 and 2000, respectively.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(14)     Commitments and Contingencies, continued

         (e)      Operating Leases, continued

                  Minimum lease payments due each year on or before December 31 under the Company's current contractual operating leases are as follows (in thousands):

                                        2001                       $        22,913
                                        2002                                21,433
                                        2003                                20,458
                                        2004                                18,662
                                        2005                                18,004
                                        Thereafter                          78,280
                                                                 -------------------------
                                                                    $      179,750
                                                                 =========================

         (f)      Litigation

                  During the third and fourth quarters of 2000, the Company was served with fourteen lawsuits filed by various shareholders in the Federal District Court for the District of Colorado. All of the suits name as defendants the Company, the Company's former CEO, J. Shelby Bryan and the Company's former President, John Kane. Additionally, one of the complaints names the Company's former President, William S. Beans, Jr., as a defendant. All of the complaints seek unspecified damages for alleged violations of Rules 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints seek class action certification for similarly situated shareholders. It is anticipated that the lawsuits will be consolidated and that the Court will choose a lead plaintiff's counsel. The Company has retained legal counsel and intends to vigorously defend against these lawsuits. The Company has also tendered these claims to the Company's insurers. At this time, the claims against the Company have been stayed pursuant to the Company's filing for bankruptcy.

                  In January 2001, certain shareholders of ICG Funding, a wholly owned subsidiary of the Company, filed an adversary proceeding in the United States Bankruptcy Court for the District of Delaware (Case number 00-04238 PJW Jointly Administered, Adversary Proceeding No. 01-000` PJW) against the Company and Funding. The shareholders in this adversary action sought to recover approximately $2.3 million from an escrow account established to fund certain dividend payments to holders of the Funding Exchangeable Preferred Securities. Because of Funding having filed for bankruptcy protection, Funding did not declare the last dividend that was to have been paid with the remaining proceeds of the escrow account. In April 2001, the Company and Funding finalized a settlement agreement with the shareholders which has been approved by the

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued

------------------------------------------------------------------------------

(14)     Commitments and Contingencies, continued

         (f)      Litigation, continued

                  Bankruptcy Court. Under the terms of the settlement, the shareholders received approximately two thirds of the funds in the escrow account and the Company received the remaining one third of the escrowed funds, subject to certain contingencies and holdbacks related to shareholders that did not participate in the settlement.

                  On April 4, 1997, certain shareholders of Zycom filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas (Case No. 97-17777) against the Company, Zycom and certain of their subsidiaries. In this action, the plaintiffs alleged that the Company and certain of its subsidiaries breached certain fiduciary duties owed to the plaintiffs. The Company denied all such allegations. The Company has recently finalized a settlement agreement with these shareholders. The settlement did not have a material impact on the consolidated financial statements of the Company.

                  The Company is a party to certain other litigation that has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. All prepetition claims have been stayed pursuant to the Company's filing of bankruptcy.

(15)     Income Taxes

         Current income tax expense for the years ended December 31, 1998, 1999 and 2000 represents state and federal income tax relating to operations of a subsidiary company during periods when this entity's taxable income could not be offset by the Company's current period losses or net operating loss carryforwards (NOLs).

         Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate to loss before income taxes primarily because the Company has not recognized the income tax benefit of certain of its net operating loss carryforwards and other deferred tax assets due to the uncertainty of realization.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued

------------------------------------------------------------------------------

(15)     Income Taxes, continued

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 2000 are as follows:

                                                                                    December 31,
                                                                            ----------------------------
                                                                                1999            2000
                                                                            -------------   ------------
                                                                                   (in thousands)
Deferred income tax liabilities:
     Deferred revenue                                                        $   6,598                -
     Property and equipment                                                     15,427                -
                                                                            -------------  -------------
             Net deferred income tax liabilities                             $  22,025                -
                                                                            -------------  -------------

Deferred income tax assets:
     Deferred revenue                                                                -          (65,000)
     Net operating loss carryforwards                                         (265,076)        (510,877)
     Property and equipment                                                          -         (318,116)
     Unrealized loss on investments                                                  -          (34,904)
     Accrued interest on high yield debt obligations                          (154,601)        (194,435)
     Accrued expenses                                                          (18,150)         (11,745)
     Allowance for doubtful accounts                                           (32,141)         (37,714)
     Less valuation allowance                                                  447,943        1,172,791
                                                                            -------------  -------------
             Net deferred income tax assets                                    (22,025)               -
                                                                            -------------  -------------

             Net deferred income tax liability                               $       -                -
                                                                            =============  =============

         As of December 31, 2000, the Company has federal NOL carryforwards of approximately $1.277 billion, which expire in varying amounts through December 31, 2020. Due to the provisions of Internal Revenue Code ("Code") sections 108, 382 and certain other Code and Treasury Regulations, it is anticipated the major portion of the NOLs will be reduced by cancellation of indebtedness and that a change in ownership will occur as a result of a plan of reorganization ("Plan") that is expected to be filed. If the Plan results in the issuance of new stock and or the cancellation of existing stock, the remaining amount NOLs (if any) will be limited on the amount that can be utilized each year.

         The Company is also subject to certain state income tax laws, which may also limit the amount and utilization of NOLs at state level.

         Considering the net reversals of future taxable and deductible amounts and that management is not presently able to determine when the Company will generate future taxable income, the Company has established a valuation allowance principally for the

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued

------------------------------------------------------------------------------

(15)     Income Taxes, continued

         portion of its deductible temporary differences, including NOLs that may not be available due to expirations or the limitations described above. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero.

(16)     Employee Benefit Plans

         The Company has established salary reduction savings plans under
         Section 401(k) of the Code that the Company administers for participating employees. All full-time employees are covered under the plans after meeting minimum service and age requirements. Under the plan available to NETCOM employees from January 1, 1997 through July 1, 1998, the Company made a matching contribution of 100% of each NETCOM employee's contribution up to a maximum of 3% of the employee's eligible earnings. Under the plan available to all ICG employees, including NETCOM employees subsequent to July 1, 1998, the Company made matching contributions of ICG Common Stock up to a maximum of 6% of the employee's eligible earnings through the first and second quarter of 2000. During the third and fourth quarter of 2000, the Company matching was made in cash, up to 3% of the employee's eligible earnings. Aggregate matching contributions under the Company's employee benefit plans were approximately, $4.0 million, $5.5 million and $6.1 million during the years ended December 31, 1998, 1999 and 2000, respectively. The portion of this expense, which relates directly to employees of NETCOM, is included in loss from discontinued operations for all periods presented.

(17) Condensed Financial Information of ICG Communications, Inc. (Parent company)

         The primary assets of ICG are its investments in ICG Services, ICG Funding and Holdings-Canada, including advances to those subsidiaries. Certain corporate expenses of the parent company are included in ICG's statement of operations and were, $2.2 million, $1.4 million and $2.1 million for the years ended December 31, 1998, 1999 and 2000, respectively. ICG has no operations other than those of ICG Services, ICG Funding, ICG Acquisition, Inc. and their subsidiaries.

(18)     Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued

------------------------------------------------------------------------------

(18)     Fair Value of Financial Instruments, continued

         Cash and cash equivalents and short-term investments available-for-sale:

         The carrying amount approximates fair value because of the short maturities of such instruments.

         Long-term investments:

         The fair values of long-term investments for which it is practicable are estimated based on the quoted market prices for those or similar investments. The long-term investments for which it is not practicable to estimate the fair value relate to cost investments in unrelated entities for which there is no public market.

         Long-term debt:

         The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues for the Senior Discount Notes that are publicly traded. The fair value of both the Senior Facility and the mortgage loan are estimated to be the carrying amount of the debt as the debt instruments are not publicly traded and have stated fixed or LIBOR or Prime plus a fixed percent interest rates.

         Redeemable preferred stock:

         The fair value of the preferred stock, which was issued in a private placement, is included in the following table at carrying value as of December 31, 1999 as such stock is not traded in the open market and a market price is not readily available. At December 31, 2000, the fair value is estimated to be zero due to the bankruptcy proceedings.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued

------------------------------------------------------------------------------

(18)     Fair Value of Financial Instruments, continued

         The estimated fair values of the Company's financial instruments are as follows:

                                                                            December 31,
                                                    ------------------------------------------------------------------
                                                              1999                                  2000
                                                    ----------------------------     ---------------------------------
                                                                            (in thousands)
                                                      Carrying                            Carrying
                                                       Amount          Fair Value          Amount          Fair Value
                                                    ------------------------------------------------------------------
Cash and cash equivalents and short-term
    investments available- for-sale                  $  125,507        $  125,507           214,713           214,713
Restricted cash                                          12,537            12,537             9,278             9,278
Long-term investments:
       Practicable                                       27,696            31,019                 -                 -
       Not practicable                                    1,243                 -             1,650                 -
Long-term debt:
       Senior facility                                  (79,625)          (79,625)          (84,574)          (84,574)
       Senior discount notes                         (1,792,996)       (1,504,089)       (1,968,781)         (176,472)
       Mortgage loan payable                            (33,077)          (33,077)          (33,077)          (33,077)
Redeemable preferred stock                             (519,323)         (519,323)       (1,366,660)                -

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(19) Summarized Financial Information for Non-Bankruptcy Filing Subsidiaries (Unaudited)

         As discussed in note 1, the majority of the Company's subsidiaries filed voluntary petitions for protection under Chapter 11. The following table summarizes financial information as of and for the year ended December 31, 2000 for the Company's non-bankruptcy and bankruptcy filing subsidiaries:



                                                   Non-Bankrupt           Bankrupt
                                                    Companies             Companies         Eliminations         Consolidated
                                               ---------------------  ------------------  ------------------  -------------------
Current assets                                  $          201                361,036                (201)            361,036
Property and equipment, net                             44,985                545,515                   -             590,500
Other non-current assets, net                            9,982                 28,688              (9,754)             28,916
                                               ---------------------  ------------------  ------------------  -------------------
     Total Assets                               $       55,168                935,239              (9,955)            980,452
                                               =====================  ==================  ==================  ===================

Current liabilities                             $          193                 81,904                 201              82,298
Liabilities subject to compromise                            -              2,767,825              16,802           2,784,627
Long-term debt, less current portion                    33,077                 84,707                   -             117,784
Other long-term liabilities                              2,500                  1,090              (2,500)              1,090
Due to Intercompany                                     14,703                      -             (14,703)                  -
Redeemable preferred stock                                   -              1,366,660                   -           1,366,660
Stockholder's equity (deficit)                           4,695             (3,366,947)             (9,755)         (3,372,007)
                                               ---------------------  ------------------  ------------------  -------------------
     Total Liabilities and Stockholder's
      Equity (Deficit)                          $       55,168                935,239              (9,955)            980,452
                                               =====================  ==================  ==================  ===================


                                                   Non Bankrupt            Bankrupt
                                                     Companies            Companies          Eliminations        Consolidated
                                               ---------------------   -----------------   -----------------   ------------------
Total revenue                                   $        4,995                598,283              (4,995)            598,283
Total operating costs and expenses                       1,376              2,752,019              (4,995)          2,748,400
                                               ---------------------   -----------------   -----------------   ------------------
Operating income (loss)                                  3,619             (2,153,736)                  -          (2,150,117)
                                               =====================   =================   =================   ==================
Loss from continuing operations                         (1,485)            (2,489,011)                  -          (2,490,496)
                                               =====================   =================   =================   ==================
Net loss                                        $       (1,485)            (2,492,032)                  -          (2,493,517)
                                               =====================   =================   =================   ==================

(20)     Summarized Financial Information of ICG Holdings, Inc.

         As discussed in note 11, the 11 5/8% Notes issued by Holdings during 1997 are guaranteed by ICG. The 12 1/2% Notes and the 13 1/2% Notes issued by Holdings during 1996 and 1995, respectively, are guaranteed by ICG and Holdings-Canada.

         The separate complete financial statements of Holdings have not been included herein because such disclosure is not considered to be material to the holders of the 11 5/8%

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(20)     Summarized Financial Information of ICG Holdings, Inc., continued

         Notes, the 12 1/2% Notes and the 13 1/2% Notes. However, summarized consolidated financial information for Holdings and its subsidiaries is as follows. The Company has provided an allowance for any net intercompany receivables owed to ICG Holdings, Inc.

               Summarized Consolidated Balance Sheet Information

                                                                           December 31,
                                                               --------------------------------------
                                                                     1999                2000
                                                               -----------------   ------------------
                                                                          (in thousands)
Current assets                                                   $    263,870             173,393
Property and equipment, net                                           675,613             143,208
Other non-current assets, net                                         128,489              21,754
                                                               -----------------   ------------------
 Total Assets                                                    $  1,067,972             338,355
                                                               =================   ==================

Current liabilities                                              $    148,042              96,287
Liabilities subject to compromise                                           -           2,508,080
Long-term debt, less current portion                                1,138,734                 883
 Capital lease obligations, less current portion                       57,564                   -
Other long-term liabilities                                             1,233               1,090
Due to ICG Communications, Inc.                                       190,320                   -
Due to parent                                                          14,001                   -
Due to ICG Services                                                   128,893                   -
Redeemable preferred stock                                            390,895             449,057
Stockholder's deficit                                              (1,001,710)         (2,717,042)
                                                               -----------------   ------------------
Total liabilities and stockholders' deficit                      $  1,067,972             338,355
                                                               =================   ==================

          Summarized Consolidated Statement of Operations Information

                                                                        Years ended December 31,
                                                      --------------------------------------------------------------
                                                             1998                 1999                  2000
                                                      -------------------  -------------------   -------------------
                                                                             (in thousands)
Total revenue                                         $        305,612              478,850               570,628
Total operating costs and expenses                             444,310              635,390             2,089,170
                                                      -------------------  -------------------   -------------------
Operating loss                                                (138,698)            (156,540)           (1,518,542)
                                                      ===================  ===================   ===================
Loss from continuing operations                               (260,618)            (376,725)           (1,658,895)
                                                      ===================  ===================   ===================
Net loss                                              $       (325,211)            (320,073)           (1,713,861)
                                                      ===================  ===================   ===================

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
(Debtor-in-Possession)
Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(21)     Condensed Financial Information of ICG Holdings (Canada) Co.

         Condensed financial information for Holdings-Canada only is as follows:

                      Condensed Balance Sheet Information

                                                                    December 31,
                                                   -----------------------------------------------
                                                              1999                     2000
                                                   ----------------------   ----------------------
                                                                   (in thousands)
Current assets                                        $         82                       82
Advances to subsidiaries                                    14,001                        -
                                                   ----------------------   ----------------------
Total assets                                          $     14,083                       82
                                                   ======================   ======================

Current liabilities                                   $         73                        -
Liabilities subject to compromise                                -                  (11,474)
Due to parent                                                2,442                        -
Share of losses of subsidiary                            1,001,710                2,717,042
Shareholders' deficit                                     (990,142)              (2,705,486)
                                                   ----------------------   ----------------------
Total liabilities and shareholders deficit            $     14,083                       82
                                                   ======================   ======================

                 Condensed Statement of Operations Information

                                                                               Years ended December 31,
                                                            ---------------------------------------------------------------
                                                                  1998                   1999                  2000
                                                            ------------------     ------------------    ------------------
                                                                                    (in thousands)
Total revenue                                                  $         -                     -                      -
Total operating costs and expenses                                     192                 2,478                     12
                                                            ------------------     ------------------    ------------------
Operating loss                                                        (192)               (2,478)                   (12)
                                                            ==================     ==================    ==================
Losses of subsidiaries                                            (325,211)             (320,073)            (1,715,332)
                                                            ==================     ==================    ==================
 Net loss attributable to common shareholders                  $  (325,403)             (322,551)            (1,715,344)
                                                            ==================     ==================    ==================

(22) Condensed Financial Information of ICG Communications, Inc. (Parent company)

         The primary assets of ICG are its investments in ICG Services, ICG Funding and Holdings-Canada, including advances to those subsidiaries. Certain corporate expenses of the parent company are included in ICG's statement of operations and were, $2.2 million, $1.4 million and $2.1 million for the years ended December 31, 1998, 1999 and 2000, respectively. ICG has no operations other than those of ICG Services, ICG Funding, ICG Acquisition, Inc. and their subsidiaries.

                         FINANCIAL STATEMENT SCHEDULE

                                                                        Page
                                                                        ----

Independent Auditors' Report.........................................    S-1

Schedule II:  Valuation and Qualifying Accounts......................    S-2

                         Independent Auditors' Report



The Board of Directors and Stockholders
ICG Communications, Inc.:

Under the date of June 28, 2001, we reported on the consolidated balance sheets of ICG Communications, Inc. and subsidiaries (the Company) (a debtor-in-possession as of November 14, 2000) as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 2000 as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement Schedule II: Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, based on our audits, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The consolidated financial statements and financial statement schedule have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses, has a significant net capital deficiency and, on November 14, 2000 the Company and most of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code. The consolidated financial statements and financial statement schedule do not include any adjustments to the recorded amounts or classification of assets or liabilities or reflect any amounts that may ultimately be paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization or the effect of any changes which may be made in connection with the Company's capitalization or operations resulting from a plan of reorganization. The Company has not filed a plan of reorganization which, when filed, is subject to acceptance by the Company's impaired creditors and stockholders and approval by the bankruptcy court which acceptance and approval is not assured. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

As explained in note 2 to the consolidated financial statements, during the year ended December 31, 2000, the Company changed its method of accounting for installation revenue.


                                                    /s/  KPMG LLP

Denver, Colorado
June 28, 2001

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES                                                     Schedule II


Valuation and Qualifying Accounts

--------------------------------------------------------------------------------------------------------------------------

                                                                                   Additions
                                                                    --------------------------
                                                   Balance at     Charged to     Charged to                    Balance at
                                                   beginning      costs and        other                         end of
Description                                        of period       expenses       accounts      Deductions       period
---------------------------------------------      ---------       --------       --------      ---------        ------
                                                                               (in thousands)
Allowance for uncollectible trade receivables:

 Year ended December 31, 1998                       $ 3,793         11,238           --             (680)         14,351
                                                    -------        -------        -------        -------         -------

 Year ended December 31, 1999                       $14,351         60,019          4,312           --            78,682
                                                    -------        -------        -------        -------         -------

 Year ended December 31, 2000                       $78,682         84,457           --           68,854          94,285
                                                    -------        -------        -------        -------         -------

Allowance for uncollectible note receivable:

 Year ended December 31, 1998                       $ 3,300           --             --           (2,000)          1,300
                                                    -------        -------        -------        -------         -------

 Year ended December 31, 1999                       $ 1,300           --             --           (1,300)           --
                                                    -------        -------        -------        -------         -------

 Year ended December 31, 2000                       $  --             --             --             --              --
                                                    -------        -------        -------        -------         -------

Allowance for impairment of long-lived
 assets:

 Year ended December 31, 1998                       $ 5,170           --             --             --             5,170
                                                    -------        -------        -------        -------         -------

 Year ended December 31, 1999                       $ 5,170         31,815           --           (5,170)         31,815
                                                    -------        -------        -------        -------         -------

 Year ended December 31, 2000                       $31,815           --             --          (31,815)           --
                                                    -------        -------        -------        -------         -------

                See accompanying independent auditors' report.

                               INDEX TO EXHIBITS
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    EXHIBITS

4.26 Revolving Credit Agreement, dated as of December 4, 2000, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, and the Chase Manhattan Bank, as Agent.
4.27 Security and Pledge Agreement, dated as of December 4, 2000 by and among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers and the Chase Manhattan Bank, as Agent.
4.28 First Amendment to Credit Agreement, dated as of January 31, 2001, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, the Chase Manhattan Bank and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Agreement, and the Chase Manhattan Bank, as Agent.
4.29 Waiver to Credit Agreement, dated as of March 30, 2001, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, the Chase Manhattan Bank and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Agreement, and the Chase Manhattan Bank, as Agent.
4.30 Amendment to Waiver to Credit Agreement, dated as of March 30, 2001, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, the Chase Manhattan Bank and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Agreement, and the Chase Manhattan Bank, as Agent.
4.31 Second Amendment to Waiver to Credit Agreement, dated as of March 30, 2001, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, the Chase Manhattan Bank and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Agreement, and the Chase Manhattan Bank, as Agent.
4.32 Second Amendment to Credit Agreement, dated as of May 2, 2001, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, the Chase Manhattan Bank and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Agreement, and the Chase Manhattan Bank, as Agent.
4.33 Loan Modification Agreement dated as of June 28, 2001 between Trinet Realty Capital, Inc. as lender and Trinet Realty Investors V, Inc. as borrower.
10.70: Employment Agreement, dated as of February 26, 2001 by and between ICG
       Communications, Inc. and Robert Athey.
10.71: Employment Agreement, dated as of February 26, 2001 by and between ICG
       Communications, Inc. and Brian Cato.
10.72: Employment Agreement, dated as of February 26, 2001 by and between ICG
       Communications, Inc. and Darlinda Coe.
10.73: Employment Agreement, dated as of February 26, 2001 by and between ICG
       Communications, Inc. and John Colgan.
10.74: Employment Agreement, dated as of February 26, 2001 by and between ICG
       Communications, Inc. and Richard E. Fish.
10.75: Employment Agreement, dated as of February 26, 2001 by and between ICG
       Communications, Inc. and Kimberly Gordon.
10.76: Employment Agreement, dated as of February 26, 2001 by and between ICG

       Communications, Inc. and David Hurtado.
10.77: Employment Agreement, dated as of February 26, 2001 by and between ICG
       Communications, Inc. and Michael D. Kallet.
10.78: Employment Agreement, dated as of February 26, 2001 by and between ICG
       Communications, Inc. and Gayle Landis.
10.79: Employment Agreement, dated as of February 26, 2001 by and between ICG
       Communications, Inc. and Gary Lindgren.
10.80: Employment Agreement, dated as of February 26, 2001 by and between ICG
       Communications, Inc. and Bernard L. Zuroff.
10.81: Fourth Amendment to Lease, dated as of June 28, 2001 between Trinet
       Realty Investors V, Inc. as landlord and ICG Holdings, Inc. as tenant. 10.82: Agreement Regarding Option and Exercise of Option dated as of June 28,
       2001 by Trinet Realty Investors V, Inc. and ICG Corporate Headquarters, L.L.C.
21.1:  Subsidiaries of the Registrant.
23.1:  Consent of KPMG LLP.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ICG Communications, Inc.



                                    By:   /s/Randall E. Curran
                                          -------------------------
                                          Randall E. Curran
                                          Chief Executive Officer

                                    Date: July 13, 2001


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                      Title                               Date
---------                      -----                               ----

/s/ Randall E. Curran          Chief Executive Officer             July 13, 2001
---------------------------
Randall E. Curran
                               Executive Vice President, Chief
                               Financial Officer (Principal
/s/ Richard E. Fish, Jr.       Financial Officer)                  July 13, 2001
---------------------------
Richard E. Fish, Jr.

                               Senior Vice President, Finance
/s/ John V. Colgan             and Controller (Principal
---------------------------    Accounting Officer)                 July 13, 2001
John V. Colgan

/s/ William J. Laggett         Vice Chairman of the Board of
---------------------------    Directors                           July 13, 2001
William J. Laggett

/s/ John U. Moorhead           Director                            July 13, 2001
---------------------------
John U. Moorhead

/s/ Leontis Teryazos           Director                            July 13, 2001
---------------------------
Leontis Teryazos

/s/ Walter Threadgill          Director                            July 13, 2001
---------------------------
Walter Threadgill

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ICG Holdings (Canada) Co.



                              By:   /s/Randall E. Curran
                                    ---------------------------------
                                    Randall E. Curran
                                    CEO


                              Date: July 13, 2001


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                      Title                               Date
---------                      -----                               ----

                               President (Principal Executive
/s/Randall E. Curran           Officer)                            July 13, 2001
--------------------------
Randall E. Curran
                               Executive Vice President, Chief
                               Financial Officer (Principal
/s/Richard E. Fish, Jr.        Financial Officer)                  July 13, 2001
--------------------------
Richard E. Fish, Jr.

                               Vice President and Controller
/s/John V. Colgan              (Principal Accounting Officer)      July 13, 2001
--------------------------
John V. Colgan

                               Executive Vice President, General
/s/Bernard L. Zuroff           Counsel, Secretary and Director     July 13, 2001
--------------------------
Bernard L. Zuroff

                               SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ICG Holdings, Inc.


                                   By:    /s/Randall E. Curran
                                          -----------------------------------
                                          Randall E. Curran
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

                                   Date:  July 13, 2001


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                 Title                               Date
     ---------                 -----                               ----

                               Chairman of the Board of
                               Directors, President and Chief
                               Executive Officer (Principal
/s/Randall E. Curran           Executive Officer)                  July 13, 2001
--------------------------
Randall E. Curran


                               Executive Vice President, Chief
                               Financial Officer and Director
/s/Richard E. Fish, Jr.        (Principal Financial Officer        July 13, 2001
--------------------------
Richard E. Fish, Jr.

                               Vice President and Controller
/s/John V. Colgan              (Principal Accounting Officer)     July 13, 2001
--------------------------
John V. Colgan

                               Executive Vice President,
                               General Counsel, Secretary
/s/Bernard L. Zuroff           and Director                       July 13, 2001
--------------------------
Bernard L. Zuroff