Form 10-Q
period 2001-03-31
ICG COMMUNICATIONS INC /DE/
filed 2002-01-11
CIK 1013240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes __ No |X]

     The number of outstanding common shares of ICG Communications, Inc. as of December 31, 2001 was 52,045,443. ICG Canadian Acquisition, Inc., a wholly owned subsidiary of ICG Communications, Inc., owns all of the issued and outstanding common shares of ICG Holdings (Canada) Co. ICG Holdings (Canada) Co. owns all of the issued and outstanding shares of ICG Holdings, Inc.

                                TABLE OF CONTENTS




PART I ....................................................................... 3
      ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ................... 3
               Consolidated Balance Sheets as of December 31, 2000 and March
                31, 2001 (unaudited).......................................... 3
               Consolidated Statements of Operations for the Three Months
                Ended March 31, 2000 and 2001 (unaudited)..................... 5
               Consolidated Statements of Operations for the Three Months and
                Nine Months Ended September 30, 1999 and 2000 (unaudited)..
               Consolidated Statement of Stockholders' Deficit for the Three
                Months Ended March 31, 2001 (unaudited)....................... 6
               Consolidated Statements of Cash Flows for the Three Months
                Ended March 31, 2000 and 2001 (unaudited)..................... 7
               Notes to Consolidated Financial Statements (unaudited)......... 9
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS .....................................18
      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....25

PART II ......................................................................26
      ITEM 1.   LEGAL PROCEEDINGS ............................................26
      ITEM 2.   CHANGES IN SECURITIES ........................................26
      ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ..............................26
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ........26
      ITEM 5.   OTHER INFORMATION ............................................26
      ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K ..............................27
                Exhibits .....................................................27
                Reports on Form 8-K ..........................................27

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                December 31, 2000 and March 31, 2001 (Unaudited)

                                                    December 31,   March 31,
                                                       2000         2001
                                                    ------------ ------------
                                                         (in thousands)
Assets
------

Current assets:
  Cash and cash equivalents                         $   196,980  $   128,522
  Short-term investments available for sale              17,733       13,838
  Trade receivables, net of allowance of $94.3
    million and $95.6 million at December 31,
    2000 and March 31, 2001, respectively               132,095      151,294
  Other receivables                                         994          420
  Prepaid expenses and deposits                          13,234       14,008
                                                    ------------ ------------

    Total current assets                                361,036      308,082

Property and equipment, net (note 5)                    590,500      583,854

Restricted cash                                           9,278        9,357
Investments                                               1,650        1,650
Deferred financing costs, net of accumulated
  amortization of $1.2 million and $3.6 million          10,969        8,605
  at December 31, 2000 and March 31, 2001,
  respectively
Deposits                                                  7,019        8,311
                                                    ------------ ------------

Total Assets (note 1)                               $   980,452  $   919,859
                                                    ============ ============
                                                                  (continued)

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
               Consolidated Balance Sheets (Unaudited), Continued

                                                         December 31,   March 31,
                                                            2000         2001
                                                         ------------ ------------
                                                              (in thousands)
Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities not subject to compromise:
  Accounts payable                                       $     8,774  $     3,704
  Accrued liabilities                                         57,888       74,441
  Deferred revenue                                            14,840       12,156
  Current portion of long-term debt (note 6)                     796          796
                                                         ------------ ------------
    Total current liabilities not subject to compromise       82,298       91,097

Liabilities subject to compromise (notes 1 and 6)          2,784,627    2,768,592

Long-term liabilities not subject to compromise:
  Long-term debt, net of discount, less current
    portion (note 6)                                         117,784      117,784
  Other long-term liabilities                                  1,090        1,090
                                                         ------------ ------------

Total liabilities                                          2,985,799    2,978,563

Redeemable preferred stock of subsidiary (at                 449,056      449,056
  liquidation value)

Mandatorily redeemable preferred securities of ICG
  Funding (at liquidation value)                             132,251      132,251

8% Series A Convertible Preferred Stock (at
  liquidation value)                                         785,353      785,353

Stockholders' deficit:
  Common stock, $0.01 par value, 100,000,000 shares
    authorized; 52,045,443 shares issued and
    outstanding                                                  520          520
  Additional paid-in capital                                 882,142      882,142
  Accumulated deficit                                     (4,254,669)  (4,308,026)
                                                         ------------ ------------
Total stockholders' deficit                               (3,372,007)  (3,425,364)

Commitments and contingencies (note 7)
                                                         ------------ ------------

Total Liabilities and Stockholders' Deficit (note 1)     $   980,452  $   919,859
                                                         ============ ============

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
             Three Months Ended March 31, 2000 and 2001 (Unaudited)

                                                            Three months ended
                                                                March 31,
                                                         -------------------------
                                                            2000         2001
                                                         ------------ ------------
                                                          (in thousands, except
                                                             per share data)

Revenue                                                  $   157,408  $   136,397

Operating costs and expenses:
  Operating costs                                             82,902      112,562
  Selling, general and administrative expenses                55,089       30,696
  Depreciation and amortization                               64,599       15,989
  Other, net                                                     432           71
                                                         ------------ ------------
    Total operating costs and expenses                       203,022      159,318
                                                         ------------ ------------

Operating loss                                               (45,614)     (22,921)

Other income (expense):
  Interest expense (contractual interest of $60.1
    million not recorded during the three months ended
    March 31, 2001)                                          (62,634)     (12,718)
  Interest income                                              3,277        2,628
  Other income (expense), net                                    158          (32)
                                                         ------------ ------------
    Total other expense, net                                 (59,199)     (10,122)
                                                         ------------ ------------

Loss before reorganization expenses, accretion and          (104,813)     (33,043)
  preferred dividends

  Reorganization expenses (note 4)                                 -      (20,314)
  Accretion and preferred dividends on preferred
    securities of subsidiaries                               (16,637)           -
                                                         ------------ ------------

Net loss                                                 $  (121,450) $   (53,357)
                                                         ============ ============

Other comprehensive income:
  Unrealized gain on available for sale securities             2,329            -
                                                         ------------ ------------
Comprehensive loss                                       $  (119,121) $   (53,357)
                                                         ============ ============

Net loss per share - basic and diluted                   $     (2.52) $     (1.03)
                                                         ============ ============

Weighted average number of shares outstanding - basic
and diluted                                                   48,189       52,045
                                                         ============ ============

                                       5

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Deficit
                  Three Months Ended March 31, 2001 (Unaudited)
                                 (In Thousands)

                              Common Stock     Additional                  Total
                            -----------------   paid-in    Accumulated  Stockholders'
                             Shares   Amount    capital      deficit      deficit
                            -------- --------- ----------  ------------ ------------

Balances at January 1, 2001  52,045  $   520   $ 882,142   $(4,254,669) $(3,372,007)
Net loss                          -        -           -       (53,357)     (53,357)
                            -------- --------- ----------  ------------ ------------
Balances at March 31, 2001   52,045  $   520   $ 882,142   $(4,308,026) $(3,425,364)
                            ======== ========= ==========  ============ ============

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2000 and 2001 (Unaudited)

                                                               Three months ended
                                                                     March 31,
                                                            -------------------------
                                                               2000         2001
                                                            ------------ ------------
                                                                 (in thousands)

Cash flows from operating activities:
  Net loss                                                  $  (121,450) $   (53,357)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
      Recognition of deferred gain                               (6,239)           -
      Accretion and preferred dividends on preferred
        securities of subsidiaries                               16,637            -
      Depreciation and amortization                              64,599       15,989
      Provision for uncollectible accounts                        3,830        4,363
      Deferred compensation                                         432            -
      Net loss on disposal of long-lived assets                       -           71
      Interest expense deferred and included in
        long-term debt, net of amounts capitalized on
        assets under construction                                50,587         (400)
     Interest expense deferred and included in capital
       lease obligations                                          1,351            -
     Amortization of deferred financing costs included
       in interest expense                                          501        2,364
     Contribution to 401(k) plan through issuance of
       common stock                                               1,242            -
     Realized gain on sale of available for sale
       securities                                                  (481)           -
     Other                                                          301            -
     Change in operating assets and liabilities,
       excluding the effects of dispositions and
       noncash transactions:
         Receivables                                              8,390      (22,988)
         Prepaid expenses and deposits                            1,705         (774)
         Accounts payable and accrued liabilities               (20,095)       8,585
         Deferred revenue                                        21,821       (2,685)
                                                            ------------ ------------
    Net cash provided (used) by operating activities
      before reorganization items                                23,131      (48,832)
        Reorganization items:
          Change in restructuring accruals                            -        1,423
          Change in liabilities subject to compromise                 -      (14,235)
                                                            ------------ ------------
Net cash provided (used) by operating activities                 23,131      (61,644)

Cash flows from investing activities:
  Acquisition of property and equipment                        (142,998)      (7,898)
  Change in accounts payable and accrued liabilities
    for acquisition of property and equipment                   (30,365)         295
  Proceeds from disposition of property, equipment
    and other assets                                                  -           55
  Proceeds from sales of short-term investments
    available for sale                                           19,399        3,895
  Proceeds from sale of marketable securities                     2,201            -
  Decrease (increase) in restricted cash                          1,080          (79)
  Increase in long-term deposits                                      -       (1,279)
  Purchase of investments                                        (1,150)           -
                                                            ------------ ------------
Net cash used by investing activities                          (151,833)      (5,011)
                                                                          (continued)

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows (Unaudited), Continued

                                                            Three months ended
                                                                 March 31,
                                                         -------------------------
                                                            2000         2001
                                                         ------------ ------------
                                                              (in thousands)

Cash flows from financing activities:
  Proceeds from issuance of common stock                 $    11,902  $         -
  Proceeds from issuance of long-term debt                    95,000            -
  Principal payments on capital lease obligations             (3,061)           -
  Payments on IRU agreement                                  (35,198)           -
  Principal payments on long-term debt                          (205)           -
  Payments of preferred dividends                             (2,231)           -
  Payments of debt issuance costs                                  -           (2)
  Reorganization items:
    Principal payments on capital lease obligations
      subject to compromise                                        -       (1,801)
                                                         ------------ ------------
Net cash provided (used) by financing activities              66,207       (1,803)
                                                         ------------ ------------

Net decrease in cash and cash equivalents                    (62,495)     (68,458)

  Net cash used by discontinued operations                       (94)           -
  Cash and cash equivalents, beginning of period             103,288      196,980
                                                         ------------ ------------
Cash and cash equivalents end of period                  $    40,699  $   128,522
                                                         ============ ============

Supplemental disclosure of cash flows information
  of continuing operations:
    Cash paid for interest                               $     7,132  $     4,022
                                                         ============ ============
    Cash paid for income taxes                           $       220  $         -
                                                         ============ ============

Supplemental schedule of noncash investing
  activities of continuing operations:
    Assets acquired pursuant to IRU agreement            $    57,494  $         -
    Assets acquired under capital leases                      14,415            -
                                                         ------------ ------------
Total                                                    $    71,909  $         -
                                                         ============ ============

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

(1)  Organization and Nature of Business

     (a)  Organization

          ICG Communications, Inc., a Delaware corporation ("ICG"), was incorporated on April 11, 1996 and is the publicly-traded U.S. parent company of ICG Funding, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of ICG ("ICG Funding"), ICG Holdings (Canada) Co., a Nova Scotia unlimited liability company ("Holdings-Canada"), ICG Holdings, Inc., a Colorado corporation ("Holdings"), and ICG Services, Inc., a Delaware corporation ("ICG Services") and their subsidiaries. ICG and its subsidiaries are collectively referred to as the "Company". The Company's common stock was traded on the NASDAQ National Market ("NASDAQ") stock exchange. However, due to the bankruptcy filings described below, the NASDAQ halted trading of the Company's common stock on November 14, 2000 and delisted the stock on November 18, 2000.

          The Company provides voice, data and Internet communication services. Headquartered in Englewood, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure to offer:

          o Dial-Up Services including primary rate interface and remote access services/ managed modem services on a wholesale basis to national and regional Internet service providers ("ISP"s).

          o Point-to-Point Broadband Service providing traditional special access service to long-distance and long-haul carriers and medium to large sized corporate customers as well as switched access and SS7 services.

          o Corporate Services, primarily retail voice and data services to businesses.

     (b)  Bankruptcy Proceedings

          On November 14, 2000 (the "Petition Date"), ICG and most of its subsidiaries, except certain non-operating entities, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to facilitate the restructuring of the Company's debt, trade liabilities and other obligations. ICG and its bankruptcy filing subsidiaries are collectively referred to as the "Debtors". The Debtors are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware (the "Bankruptcy Court"). The bankruptcy petitions were filed in order to preserve cash and to give the Debtors the opportunity to restructure their obligations.

          On December 19, 2001 the Debtors filed a proposed Plan of Reorganization (the "Plan") and a Disclosure Statement with the
          Bankruptcy Court. The Plan is premised on the substantive consolidation of all of the Debtors for purposes of Plan voting, confirmation and distribution of claim proceeds. The Plan contemplates the conversion of the Debtors' existing unsecured debt into common equity in the post-bankruptcy, reorganized company. The Plan also contemplates the issuance of new secured notes to the Debtors' existing secured lenders. The Plan calls for the cancellation of all equity securities previously issued by the Debtors, including all common stock, preferred stock, options and warrants. It is anticipated that a hearing on the adequacy of the Disclosure Statement will be held in the Bankruptcy Court on February 1, 2002. Consummation of the Plan is contingent upon receiving Bankruptcy Court approval, as well as the approval of certain classes of creditors. The Plan and Disclosure Statement were filed with the Securities and Exchange Commission on Form 8-K on December 19, 2001.

          The Company, assisted by its investment banker, Dresdner Kleinwort & Wasserstein, Inc., evaluated the enterprise value of the Company in connection with the filing of its Plan and Disclosure Statement on December 19, 2001. The enterprise value of the Company on a going concern basis was estimated to be between $350 million and $500 million. This valuation of the Company results in a valuation of the new common equity to be issued under the Plan and Disclosure Statement, in the aggregate, between approximately $136 million and $287 million, which is derived by subtracting from the Company's enterprise value the projected funded debt on the pro forma balance sheet for the Company on the date of emergence from bankruptcy. The

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

          valuation is based on numerous assumptions, including, among other things, the achievement of certain operating results, market values of publicly-traded securities of other relevant companies, and general economic and industry conditions.

          Under accounting guidelines commonly referred to as "Fresh Start", the fair value of all assets of the Company will be estimated as it emerges from bankruptcy in conformity with generally accepted accounting principles ("GAAP"), specifically Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The enterprise value range in the Plan implies that a fair value adjustment of up to $200 million to reduce the value of property and equipment may be necessary. However, the Plan assumptions are likely to differ from the actual business conditions at the date of emergence from bankruptcy. Therefore, the fair values assigned to assets upon emergence from bankruptcy may also be different. The fair value adjustment to property and equipment, if any, will be recorded upon emergence from bankruptcy once the final enterprise value is determined.

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

          As a result of the items discussed above, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, the approval and confirmation of the Plan, adequate sources of capital, customer and employee retention, the ability to provide high quality services and the ability to sustain positive results of operations and cash flows sufficient to continue to operate. The consolidated financial statements do not include any adjustments to the recorded amounts or classification of assets or liabilities or reflect any amounts that may ultimately be paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization or the effect of any changes, which may be made in connection with the Company's capitalization or operations resulting from a plan of reorganization.

          These consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses and other items not directly related to ongoing operations are reflected separately in the consolidated statement of operations as reorganization expenses (see note 4).

          The filing of the Chapter 11 cases by the Debtors (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all pre-petition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date. The following table sets forth the liabilities of the Company subject to compromise as of December 31, 2000 and March 31, 2001:

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

                                                  December 31,   March 31,
                                                      2000         2001
                                                  ------------ ------------
                                                       (in thousands)

                  Unsecured long-term debt        $ 1,968,781  $ 1,968,781
                  Unsecured creditors                 583,749      580,994
                  Capital lease obligations           197,974      196,173
                  Priority creditors                   33,385       21,894
                  Other secured creditors                 738          750
                                                  ------------ ------------
                                                  $ 2,784,627  $ 2,768,592
                                                  ============ ============

          Additionally, pre-petition debt that is subject to compromise must be recorded at the allowed claim amount, which generally results in the write-off of any deferred financing amounts associated with the debt. Interest on debt subject to compromise ceases to accrue when bankruptcy is filed.

          Pre-petition debt of the Debtors that is not subject to compromise, specifically the senior secured credit facility and the mortgage loans payable with balances outstanding as of March 31, 2001 of approximately $84.6 million and $34.0 million respectively, continues to accrue interest. All principal and interest payments are negotiated by the Company and the specific lenders and must be approved by the Bankruptcy Court.

          Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. The Company cannot presently determine with certainty the ultimate aggregate liability which will result from the filing of claims relating to such contracts which have been or may be rejected.

(2)  Significant Accounting Policies

     (a)  Basis of Presentation

          The Company's financial statements should be read in conjunction with ICG's Annual Report on Form 10-K for the year ended December 31, 2000, as certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

          All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Reclassifications

          Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

(3)  Provision for Impairment of Long-Lived Tangible and Intangible Assets

     The Company has provided for the impairment of long-lived assets, including goodwill, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such events include, but are not limited to, a significant decrease in the market value of an asset, a significant adverse change in the business climate that could affect the value of an asset or a current period operating or cash flow loss combined with a history of operating or cash flow losses. An impairment loss is recognized when estimated undiscounted future cash flows, before interest, expected to be generated by the asset are less than its carrying value. Measurement of the

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

     impairment loss is based on the estimated fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows, appraisals or other pricing models.

(4)  Reorganization Expenses

     In October 2000, the Company initiated a cost reduction strategy that focused upon reducing operating expenses and returning the Company to profitability. This plan included the filing on November 14, 2000 of voluntary petitions under Chapter 11 for ICG and the majority of its subsidiaries.

     Under bankruptcy accounting, the Company is required to segregate and classify certain costs as reorganization costs. The following reorganization costs were incurred during the three months ended March 31, 2001 (in thousands):

               Severance and employee retention costs     $    10,259
               Legal and professional fees                      6,318
               Switch site closure costs                        2,086
               Line cost termination expenses                     472
               Other                                            1,179
                                                          -------------
                  Total                                   $    20,314
                                                          =============

(5)  Property and Equipment

     Property and equipment, including assets held under capital leases, is comprised of the following:

                                                     December 31,    March 31,
                                                         2000          2001
                                                     ------------  ------------
                                                           (in thousands)

          Land                                       $     8,708   $     8,708
          Buildings and improvements                      36,307        36,307
          Furniture, fixtures and office equipment        11,799        14,842
          Machinery and equipment                          9,450         9,822
          Fiber optic equipment                          119,146       122,608
          Switch equipment                               104,947       107,607
          Fiber optic network                             56,242        56,807
          Site improvements                                    -           839
          Construction in progress                       205,881       203,106
          Assets held for sale                            40,500        40,444
                                                     ------------  ------------
                                                         592,980       601,090
          Less accumulated depreciation                   (2,480)      (17,236)
                                                     ------------  ------------
                                                     $   590,500   $   583,854
                                                     ============  ============

     Property and equipment includes approximately $203 million of equipment that has not been placed in service at March 31, 2001, and accordingly, is not being depreciated. The majority of this amount is related to uninstalled transport and switch equipment, software development and new network construction.

(6)  Long-Term Debt

     As a result of the Company's bankruptcy proceedings, all contractual debt payments are suspended and subject to revised payment terms during the bankruptcy process on a specific case basis. No changes have been made in the accompanying consolidated balance sheet as to amounts or terms as a result of the filing. As of March 31, 2001, the Company is in default with

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

     respect to all of its pre-petition long-term debt, which, by its terms, would ordinarily accelerate upon the event of default. However, under bankruptcy accounting, no reclassifications are made from long-term to short-term as a result of the defaults. Additionally, debt subject to compromise should be recorded at the allowed amount of the claim. Based on this, the Company wrote-off all deferred financing costs related to the 9 7/8%, 10%, 11 5/8%, 12 1/2% and 13 1/2% Senior discount notes as of
     December 31, 2000. In addition, the Company ceased accreting the discounts or accruing interest on all debt amounts subject to compromise as of the Petition Date.

     Long-term debt, including amounts subject to compromise, is summarized as follows:

                                                      December 31,   March 31,
                                                          2000         2001
                                                      ------------ ------------
                                                           (in thousands)
      Long-term debt not subject to compromise:
        Credit Agreement (a)                          $         -  $         -
        Senior Facility                                    84,574       84,574
        Mortgage loan payable, secured by Company
          Headquarters (b)                                 33,077       33,077
        Mortgage loan payable, other                          929          929
                                                      ------------ ------------
                                                          118,580      118,580
      Long-term debt subject to compromise:
        Senior discount notes, net of discount          1,968,781    1,968,781
                                                      ------------ ------------
                                                        2,087,361    2,087,361
      Less current portion                                   (796)        (796)
                                                      ------------ ------------
                                                      $ 2,086,565  $ 2,086,565
                                                      ============ ============

     (a)  Debtor-in-Possession Financing

          On December 4, 2000, the Company finalized its Debtor-in-Possession Revolving Credit Agreement (the "Credit Agreement") with Chase Manhattan Bank. The Credit Agreement provided for up to $350 million in financing, subject to certain conditions. This amount was subsequently amended to $200 million. Any amounts drawn under the Credit Agreement were to be first used for repayment in full of the Senior Facility. The Company was required to pay monthly commitment fees at an annual rate of 1 1/2% on the average daily unused commitment, which were expensed monthly. This agreement contained certain covenants including capital expenditure limitations, EBITDA loss limitations, indebtedness and dividend restrictions. The Credit Agreement required repayment in full on May 14, 2002. As of September 30, 2001, no amounts had been drawn under the Credit Agreement. On November 7, 2001 the Company terminated the Credit Agreement.

     (b)  Mortgage Payable

          In June 2001, the original seller ("Seller") of the Company's corporate headquarters building, land and improvements (collectively, the "Company Headquarters") exercised its right to repurchase the
          Company Headquarters from the Company. In connection with the repurchase, the Seller agreed to assume from the Company the mortgage loan payable and other accrued liabilities related to completing the Company Headquarters. The Company recognized a $7.6 million loss on the sale. In addition, the Company agreed to lease the Company Headquarters back from the Seller under a capital lease agreement valued at $50.4 million.

(7)  Commitments and Contingencies

     As a result of the Company's filing for bankruptcy protection, all commitments and contingencies could be substantially modified during the Company's bankruptcy restructuring process.

     (a)  Network Capacity and Construction

          In January 2000, the Company signed an agreement with a major customer, whereby the Company will provide, for $126.5 million over the initial six-year term of the agreement, exclusive service over designated portions of the Company's local fiber optic networks. The Company will recognize revenue ratably over the term of the agreement,

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

          as the network capacity is available for use. The agreement was amended in March 2000 to include additional capacity for proceeds of $53.8 million. The customer may, at its option, extend the initial term of the agreement for an additional four-year period and an additional ten-year period for incremental payment at the time the option exercises. At March 31, 2001, $175.6 million of deferred revenue related to this agreement is reflected in liabilities subject to compromise. In July 2001, as part of a settlement agreement reached with the customer (see note 10), deferred revenue was reduced by $21.5 million, with a corresponding reduction in trade receivables. The customer has not yet ordered from the Company, and the Company has not yet delivered, certain equipment and services required by this agreement. The Company is currently negotiating with this customer to resolve the issue of future services.

     (b)  Telecommunications and Line Purchase Commitments

          The Company had entered into two agreements with a major interexhange carrier (the "Carrier") that required the Company to provide the Carrier with certain minimum monthly revenue, which if not met, would require payment by the Company for the difference between the minimum commitment and the actual monthly revenue. Under a settlement reached with the Carrier, effective September 28, 2001, the Company will no longer be liable for such underutilization charges.

     (c)  Other Commitments

          The Company has entered into various equipment and line purchase agreements with certain of its vendors. Under these agreements, if the Company does not meet a minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. In addition, either the Company or the vendor, upon prior written notice, may terminate the agreements.

     (d)  Transport and Termination Charges

          The Company records reciprocal compensation revenue pursuant to interconnection agreements with incumbent local exchange carriers ("ILEC"s) for the transport and termination of traffic originated by ILEC customers, including Internet bound traffic. Due to changes in the regulatory environment and as a means of gaining certainty with respect to the continued collection of reciprocal compensation revenue, the Company negotiated voluntary settlement agreements with certain of its ILEC customers that provide for the payment of reciprocal compensation for terminating Internet bound traffic, but at rates lower than the Company had historically received.

          The Company has, as of March 31, 2001, a net receivable for the transport and termination of such traffic of approximately $32 million. The Company received cash of approximately $14 million during the three months ended March 31, 2001 from certain ILECs for terminating local and toll traffic.

          The  Company  has  recognized   reciprocal   compensation  revenue  of
          approximately $41 million and $17 million in the three months ended March 31, 2000 and 2001, respectively.

     (e)  Litigation

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

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

          the claims against the Company have been stayed pursuant to the Company's filing for bankruptcy.

          In January 2001, certain shareholders of ICG Funding, a wholly owned subsidiary of the Company, filed an adversary proceeding with the Bankruptcy Court (Case number 00-04238 PJW Jointly Administered, Adversary Proceeding No. 01-000 PJW) against the Company and ICG Funding. The shareholders in this adversary action sought to recover approximately $2.3 million from an escrow account established to fund certain dividend payments to holders of the Funding Exchangeable Preferred Securities. Because of ICG Funding having filed for bankruptcy protection, ICG Funding did not declare the last dividend that was to have been paid with the remaining proceeds of the escrow account. In April 2001, the Company and ICG Funding finalized a settlement agreement with the shareholders that has been approved by the Bankruptcy Court. Under the terms of the settlement, the shareholders received approximately two thirds of the funds in the escrow account and the Company received the remaining one third of the escrowed funds, subject to certain contingencies and holdbacks related to shareholders that did not participate in the settlement.

          The Company is a party to certain other litigation that has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(8)  Summarized Financial Information of ICG Holdings, Inc.

     The 11 5/8% Senior Discount Notes due 2007 issued by Holdings during 1997 are guaranteed by ICG. The 12 1/2% Senior Discount Notes due 2006 and the 13 1/2% Senior Discount Notes due 2005 issued by Holdings during 1996 and 1995, respectively, are guaranteed by ICG and Holdings-Canada.

     The separate complete financial statements of Holdings have not been included herein because such disclosure is not considered to be material to the holders of the 11 5/8% Notes, the 12 1/2% Notes and the 13 1/2% Notes.

     However, summarized combined financial information for Holdings and its subsidiaries is as follows:

                Summarized Consolidated Balance Sheet Information

                                                  December 31,  March 31,
                                                      2000        2001
                                                  ------------ ------------
                                                       (in thousands)

       Current assets                             $   325,851  $   270,645
       Property and equipment, net                    143,208      149,647
       Other non-current assets, net                   21,754       20,913
                                                  ------------ ------------
         Total assets                             $   490,813  $   441,205
                                                  ============ ============

       Current liabilities                        $   248,745  $   289,851
       Liabilities subject to compromise            2,508,080    2,494,139
       Long-term debt, less current portion               883          883
       Other long-term liabilities                      1,090        1,090
       Redeemable preferred stock                     449,057      449,057
       Stockholder's deficit                       (2,717,042)  (2,793,815)
                                                  ------------ ------------
         Total liabilities and stockholders'
           deficit                                $   490,813  $   441,205
                                                  ============ ============

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued


           Summarized Consolidated Statement of Operations Information

                                                     Three Months Ended
                                                         March 31,
                                                  -------------------------
                                                      2000         2001
                                                  ------------ ------------
                                                       (in thousands)

       Total revenue                              $   152,877  $   134,865
       Total operating costs and expenses             206,659      190,143
                                                  ------------ ------------
       Operating loss                             $   (53,782) $   (55,278)
                                                  ============ ============

       Loss from continuing operations            $  (119,744) $   (76,773)
                                                  ============ ============

       Net loss                                   $  (119,744) $   (76,773)
                                                  ============ ============

     Condensed financial information for Holdings-Canada only is as follows:

                       Condensed Balance Sheet Information

                                                 December 31,    March 31,
                                                     2000          2001
                                                 ------------  ------------
                                                      (in thousands)

      Current assets                             $        82   $        82
      Advances to subsidiaries                             -             -
                                                 ------------  ------------
        Total assets                             $        82   $        82
                                                 ============  ============

      Current liabilities                        $         -   $         -
      Liabilities subject to compromise              (11,474)      (11,474)
      Due to parent                                        -             -
      Share of losses of subsidiaries              2,717,042     2,793,815
      Shareholders' deficit                       (2,705,486)   (2,782,259)
                                                 ------------  ------------
        Total liabilities and shareholders'
          deficit                                $        82   $        82
                                                 ============  ============

                  Condensed Statement of Operations Information

                                                    Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                    2000          2001
                                                 ------------  ------------
                                                      (in thousands)

      Total revenue                              $         -   $         -
      Total operating costs and expenses                   -             -
                                                 ------------  ------------
      Operating loss                                       -             -
      Losses of subsidiaries                        (119,744)      (76,773)
                                                 ------------  ------------
      Net loss attributable to common
        shareholders                             $  (119,744)  $   (76,773)
                                                 ============  ============

(9)  Condensed  Financial  Information  of  ICG  Communications,  Inc.  ("Parent
     Company")

     The primary assets of ICG are its investments in ICG Services, ICG Tevis, ICG Funding and Holdings-Canada, including advances to those subsidiaries. Certain corporate expenses of the Parent Company are included in ICG's statement of operations and were approximately $0.5 million for the three months ended March 31, 2000, and were not significant for the three months ended March 31, 2001. ICG has no operations other than those of ICG Services, ICG Funding and Holdings-Canada and their subsidiaries.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued


(10) Major Customer and Event Subsequent to March 31, 2001

     A significant amount of the Company's revenue is derived from long-term contracts with large customers, including one major customer (the "Customer"). For the three months ended March 31, 2001, the Customer accounted for approximately 10%, or $13.5 million, of total revenue. Revenue from the Customer represented less than 10% of total revenue for the three months ended March 31, 2000.

     Prior to the bankruptcy filing, the Customer and the Company developed a number of important and mutually valuable business relationships, governed by a plethora of contracts (collectively the "Pre-petition Agreements"). During the pendency of the Chapter 11 cases, both the Company and the Customer asserted various breaches of, and claims under, the Pre-petition Agreements. Following lengthy negotiations, the parties agreed to enter into a settlement resolving all of the claims and issues between the parties (the "Settlement Agreement") in order to continue a cooperative, mutually beneficial relationship and to avoid potentially costly litigation. The Settlement Agreement was approved by the Bankruptcy Court in June 2001.

     Under the Settlement Agreement, the Company agreed to assume certain executory contracts, as amended to mutually benefit both parties. In addition, the Settlement Agreement resolved issues related to pre-petition setoffs. The Company received significant benefits from the Settlement Agreement including (i) eliminating all pre-petition unsecured claims; (ii) receiving $10 million in cash; (iii) modifying its service contract with the Customer to eliminate the risk that current revenue levels could materially decrease; and (iv) increasing monthly revenue received by the Company from the Customer by over $1.4 million per month for 36 months and over $1 million per month for the following 24 months.

     Pursuant to the terms of the Settlement Agreement, the Company settled a $54.8 million net receivable from the Customer for $10.0 million, and wrote off $60.5 million in accruals and payables and $22.1 million in deferred revenue. The remaining $149.6 million of deferred revenue at September 30, 2001, related to an agreement to provide the Customer with exclusive service over designated portions of the Company's local fiber optic networks (see note 7 (a)) was not fully settled and remains reflected in liabilities subject to compromise. Based on the terms of the Settlement Agreement, the Company recorded a gain of approximately $37.8 million. The gain may be adjusted if certain transactions contemplated by the Settlement Agreement are consummated. It is not possible to determine the amount of the adjustments at this time.

(11) New Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective starting in 2003. The Company is currently evaluating the impact this pronouncement will have on future financial results.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of" and certain provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective starting in 2002. The Company is currently evaluating the impact this pronouncement will have on future financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements and information based on the beliefs of management as well as assumptions made by management based on information currently available to the Company. When used in this document, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These forward-looking statements are intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. These forward-looking statements are affected by important factors, including, but not limited to, the following:

     o The uncertainty of the Company's future as a result of filing for protection under bankruptcy law;
     o    The   formulation,   approval   and   confirmation   of  a   plan   of
          reorganization;
     o The significant amount of indebtedness incurred by the Company and the Company's ability to successfully restructure this indebtedness;
     o    The possibility of continued operating losses;
     o The Company's ability to successfully maintain commercial relationships with its critical vendors and suppliers;
     o The Company's ability to retain its major customers on profitable terms;
     o    The extensive competition the Company will face;
     o The Company's ability to attract and retain qualified management and employees;
     o The Company's ability to access capital markets in a timely manner, at reasonable costs and on satisfactory terms and conditions; and
     o Changes in, or the Company's inability to comply with, existing government regulations.

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

     The results of operations for the three months ended March 31, 2000 and 2001 represent the consolidated operating results of the Company. (See the unaudited consolidated financial statements of the Company for the three months ended March 31, 2001 included elsewhere herein.) The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31. All dollar amounts are in U.S. dollars.

COMPANY OVERVIEW

General

     ICG Communications, Inc., a Delaware corporation ("ICG"), was incorporated on April 11, 1996 and is the publicly-traded U.S. parent company of ICG Funding, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of ICG ("ICG Funding"), ICG Holdings (Canada) Co., a Nova Scotia unlimited liability company ("Holdings-Canada"), ICG Holdings, Inc., a Colorado corporation ("Holdings"), and ICG Services, Inc., a Delaware corporation ("ICG Services") and their subsidiaries. ICG and its subsidiaries are collectively referred to as the "Company." The Company's common stock was traded on the NASDAQ National Market ("NASDAQ") stock exchange. However, due to the bankruptcy filings described below, the NASDAQ halted trading of the Company's common stock on November 14, 2000 and delisted the stock on November 18, 2000.

     The Company provides voice, data and Internet communication services. Headquartered in Englewood, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure to offer:

     o Dial-Up Services including primary rate interface ("PRI") and remote access services ("RAS") (sometimes referred to as managed modem services) on a wholesale basis to national and regional Internet service providers ("ISP"s).

     o Point-to-Point Broadband Service providing traditional special access service to long distance and long-haul carriers and medium to large-sized corporate customers, as well as switched access and SS7 services.

     o Corporate Services, primarily retail voice and data services to businesses.

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

     Further, due to the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Consequently, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization, adequate sources of capital, customer and employee retention, the ability to provide high quality services and the ability to sustain positive results of operations and cash flows sufficient to continue to operate. In September 2000, the Company initiated an internal restructuring process in order to conserve capital and address various financial issues. To lead the restructuring, the Company hired Randall Curran as its Chief Executive Officer. The Company also retained Zolfo Cooper, LLC as its restructuring advisor and Dresdner Kleinwort & Wasserstein, Inc. ("DrKW") as its financial advisor.

     In conjunction with the bankruptcy filing, the Company entered into a Debtor-in-Possession Revolving Credit Agreement (the "Credit Agreement") of up to $350 million, which was subsequently amended to $200 million. As of September 30, 2001, no amounts had been drawn under the Credit Agreement. On November 7, 2001 the Company terminated the Credit Agreement because it expects that the $144 million in cash and short-term investments as of September 30, 2001 will be sufficient to fund operations during the bankruptcy process.

     ICG is focusing on improving its overall profitability and began a restructuring process in the second half of 2000 that has resulted in a substantial reduction in operating and capital expenditures. These reductions include reducing the full-time employee count from 2,975 at the end of the second quarter of 2000 to 2,054 as of year-end 2000, and 1,389 as of September 30, 2001. The Company has met with essential vendors in an effort to ensure continued access to required equipment and services. The Company is also executing a customer retention campaign designed to enhance customer relationships throughout the restructuring process and thereafter. ICG anticipates these restructuring efforts will conserve capital, enhance profitability and assist in retaining key customers.

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

     On December 19, 2001 the Debtors filed a proposed Plan of Reorganization (the "Plan") and a Disclosure Statement with the Bankruptcy Court. The Plan is premised on the substantive consolidation of all of the Debtors for purposes of Plan voting, confirmation and distribution of claim proceeds. The Plan contemplates the conversion of the Debtors' existing unsecured debt into common equity in the post-bankruptcy, reorganized company. The Plan also contemplates the issuance of new secured notes to the Debtors' existing secured lenders. The Plan calls for the cancellation of all equity securities issued by the Debtors, including all common stock, preferred stock, options and warrants. It is anticipated that a hearing on the adequacy of the Disclosure Statement will be held in the Bankruptcy Court on February 1, 2002. Consummation of the Plan is contingent upon receiving Bankruptcy Court approval, as well as the approval of certain classes of creditors. No assurance can be given that the Plan will be approved or that the Company will be successful in reorganizing its affairs within the Chapter 11 proceedings.

     The Company, assisted by its investment banker, DrKW, evaluated the enterprise value of the Company in connection with the filing of its Plan and Disclosure Statement on December 19, 2001. The enterprise value of the Company on a going concern basis was estimated to be between $350 million and $500 million. This valuation of the Company results in a valuation of the new common equity to be issued under the Plan and Disclosure Statement, in the aggregate, between approximately $136 million and $287 million, which is derived by subtracting from the Company's enterprise value the projected funded debt on the pro forma balance sheet for the Company on the date of emergence from bankruptcy. The valuation is based on numerous assumptions, including, among other things, the achievement of certain operating results, market values of publicly-traded securities of other relevant companies, and general economic and industry conditions.

     Under accounting guidelines commonly referred to as "Fresh Start", the fair value of all assets of the Company will be estimated as it emerges from bankruptcy in conformity with generally accepted accounting principles ("GAAP"), specifically Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The enterprise value range in the Plan implies that a fair value adjustment of up to $200 million to reduce the value of property and equipment may be necessary. However, the Plan assumptions are likely to differ from the actual business conditions at the date of emergence from bankruptcy. Therefore, the fair values assigned to assets upon emergence from bankruptcy may also be different. The fair value adjustment to property and equipment, if any, will be recorded upon emergence from bankruptcy once the final enterprise value is determined.

Asset Impairment

     The Company has provided for the impairment of long-lived assets, including goodwill, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such events include, but are not limited to, a significant decrease in the market value of an asset, a significant adverse change in the business climate that could affect the value of an asset or a current period operating or cash flow loss combined with a history of operating or cash flow losses. An impairment loss is recognized when estimated undiscounted future cash flows, before interest, expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the estimated fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows, appraisals or other pricing models.

RESULTS OF OPERATIONS

     The following table provides a breakdown of revenue, operating costs and selling, general and administrative expenses for the Company for the periods indicated. The table also shows certain revenue, expenses, operating loss, and EBITDA as a percentage of the Company's total revenue.

                                                  Financial Data
                                           Three months ended March 31,
                                    ---------------------------------------
                                            2000                2001
                                    ------------------- -------------------
                                        $          %         $         %
                                    ---------- -------- ---------- --------
                                                     (unaudited)
                                               ($ values in thousands)
Statement of Operations Data:
Revenue                              157,408       100    136,397     100
Operating costs                       82,902        53    112,562      83
Selling, general and administrative   55,089        35     30,696      23
Depreciation and amortization         64,599        41     15,989      11
Other, net                               432         -         71       -
                                    ---------- --------  --------- --------
   Operating loss                    (45,614)      (29)   (22,921)    (17)

Other Data:
EBITDA (1)                            19,417        12     (6,861)     (5)
Net cash used by operating
  activities                          23,131              (61,644)
Net cash used by investing
  activities                        (151,833)              (5,011)
Net cash provided (used) by
  financing activities                66,207               (1,803)
Capital expenditures (2)             214,907                7,898

--------------------------------------------------------------------------------

                                                          Statistical Data (unaudited) (3)


                                            March 31,   June 30,   September 30,  December 31,  March 31,
                                              2000        2000         2000           2000        2001
                                           ----------  ---------   -------------  ------------ -----------
Full time employees                           2,930       2,975        2,811          2,054        1,476
Access lines in service, in thousands (4)       905       1,113        1,074            950          778
Buildings connected:
  On-net                                      1,046         924          936            925          925
  Hybrid (5)                                  7,746       8,228        8,584          8,659        8,151
                                           ----------  ---------   -------------  ------------ -----------
    Total buildings connected                 8,792       9,152        9,520          9,584        9,076
Operational switches:
  Circuit                                        35          43           47             47           44
  ATM                                            24          24           24             26           26
  Frame Relay                                    16           -            -              -            -
                                           ----------  ---------   -------------  ------------ -----------
    Total operational switches                   75          67           71             73           70
Regional fiber route miles (6):
  Operational                                 4,807       4,767        4,816          5,577        5,577
  Under construction                              -         495          508              -            -
Regional fiber strand miles (7):
  Operational                               177,103     184,064      192,422        166,498      166,498
  Under construction                              -      12,254       14,891              -            -
Collocations with ILECs                         183         188          188            160          160


(1) EBITDA consists of loss from continuing operations before interest, income taxes, reorganization expenses, depreciation and amortization, other expense, net, accretion and preferred dividends on preferred securities of subsidiaries and certain nonrecurring charges such as the net loss (gain) on disposal of long-lived assets and other, net operating costs and expenses, including deferred compensation. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with GAAP for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities of continuing operations as determined using GAAP are also presented in Other Data.

(2) Capital expenditures include assets acquired with cash, payables, under capital leases, and pursuant to IRU agreements.

(3) Amounts presented are for three-month periods ended, or as of the end of the period presented.

(4) Access lines in service at March 31, 2001 includes lines provisioned through the Company's switch and through resale and other agreements with various local exchange carriers. Beginning in the three months ended March 31, 2001, access lines in service include only provisioned lines generating revenue.

(5) Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities.

(6) Regional fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of March 31, 2001, the Company had approximately 5,577 regional fiber route miles. Regional fiber route miles under construction represents fiber under construction.

(7) Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of March 31, 2001, the Company had approximately 166,498 regional fiber strand miles, of which 46,097 regional fiber strand miles were leased under operating leases. Regional fiber strand miles under construction represents fiber under construction.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenue

                                      Three Months Ended March 31,
                                 ---------------------------------------
                                       2000                 2001
                                 ------------------  -------------------
                                    $         %         $          %
                                 --------  --------  ---------   -------
                                        ($ values in thousands)
Dial-Up                           34,359      22        46,593      34
Point-to-Point Broadband          50,345      32        41,065      30
Corporate Services                31,686      20        31,691      23
Reciprocal Compensation           41,018      26        17,048      13
                                 --------  --------  ---------   -------
  Total Revenue                  157,408     100       136,397     100
                                 ========  ========  =========   =======

     Total revenue decreased $21.0 million, or 13%, for the three months ended March 31, 2001 compared with the same period in 2000. The decrease was due primarily to a $24.0 million, or 58%, decrease in Reciprocal Compensation revenue and a $9.3 million, or 18%, decrease in Point-to-Point Broadband revenue. Offsetting the decreases, Dial-Up revenue increased $12.2 million, or 36%.

     Dial-Up revenue is earned by providing PRI ports (one and two way) and managed modem (IRAS) services to ISPs and other communication service companies. The increase in Dial-Up revenue was primarily due to a 49% increase in customer access ports in service, offset by a 9% decrease in the average monthly revenue per port. The decrease in revenue per port was due to higher service level credits issued in the first quarter of 2001 to settle customer disputes related to network performance issues associated with the IRAS product. Dial-Up revenue's contribution to total revenue rose from 22% in the first quarter of 2000 to 34% in the first quarter of 2001.

     Point-to-Point Broadband revenue is generated from service provided to interexchange carriers ("IXC"s) and end-user business customers. This service provides dedicated bandwidth and offers DS1 to OC-192 capacity to connect: (i) long-haul carriers to local markets, large companies and other long-haul carrier facilities; and (ii) large companies to their long distance carrier facilities and other facilities. The decrease in Point-to-Point Broadband revenue was primarily due to $11.5 million in non-recurring revenue recognized in 2000 under the Company's fiber optic lease agreement with a major carrier. Special access, switched access and SS7 revenues also decreased primarily due to increased customer churn levels. Point-to-Point Broadband revenue's contribution to total revenue declined from 32% in the first quarter of 2000 to 30% in the first quarter of 2001.

     Corporate Services revenue includes local, long distance, enhanced telephony and data services to businesses over its fiber optic networks located in major metropolitan areas in California, Colorado, Ohio, Texas and the Southeast. Corporate Services revenue remained consistent at approximately $32 million for both the three months ended March 31, 2001 and 2000. The billed line count increased 9% from the first quarter of 2000 to the first quarter of 2001, while the average monthly revenue per line decreased 8%. Corporate Services revenue for the first quarter of 2001 reflects a 26% decrease in long distance revenue, due to the continued attrition of resale access lines that had high long distance service penetration rates. In addition, carrier access billing service revenue decreased 33% primarily due to revenue earned but not recognized because of collection concerns. Corporate Services revenue's contribution to total revenue rose from 20% in the first quarter of 2000 to 23% in the first quarter of 2001. The Company entered into an agreement to transfer its long distance revenue stream in the fourth quarter of 2001. These customers generated $3.4 million and $2.5 million in the three months ended March 31, 2000 and 2001, respectively. The related margin was not significant.

     Reciprocal Compensation has historically constituted an important source of revenue for the Company. Reciprocal Compensation revenue is primarily earned pursuant to interconnection agreements with incumbent local exchange carriers ("ILEC"s) for the transport and termination of calls originated by ILEC customers, including Internet bound calls. Due to changes in the regulatory environment and as a means of gaining certainty with respect to the continued collection of Reciprocal Compensation revenue, the Company negotiated voluntary settlement agreements with certain of its ILEC customers in the first half of 2000 that provide for the payment of Reciprocal Compensation for terminating ISP traffic, but at rates lower than the Company had historically received. As a result, Reciprocal Compensation's contribution to total revenue decreased from 26% in 2000 to 13% in 2001. The decrease in Reciprocal Compensation revenue reflects an 62% decrease in the average revenue earned per minutes of use ("MOU"s), offset by an 8% increase in MOUs. The Company anticipates that due to changes in the regulatory environment, Reciprocal Compensation revenue will continue to decline in the future.

     A significant amount of the Company's revenue is derived from long-term contracts with large customers, including one major customer. For the three months ended March 31, 2001, this customer accounted for approximately 10%, or $13.5 million, of total revenue. Revenue from this customer represented less than 10% of total revenue for the three months ended March 31, 2000. The loss of this customer, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

Operating costs

     Total operating costs increased from $83 million for the three months ended March 31, 2000 to $113 million for the same period in 2001, a 36% increase. Operating costs consist primarily of payments to ILECs, other competitive local exchange carriers ("CLEC"s), and long distance carriers for the use of network facilities to support local, special, switched access services, and long distance services as well as internal network operating costs, right of way fees and other operating costs. Internal network operating costs include the cost of engineering and operations personnel dedicated to the operations and maintenance of the network. The increase in operating costs is due to increased leased PRI and backbone/backhaul expenses that occurred subsequent to March 31, 2000. Through the bankruptcy proceedings, the Company has significantly reduced excess leased capacity, thereby reducing operating costs. However, much of these savings were not realized until after March 31, 2001. Operating costs increased as a percentage of revenue from 53% for 2000 to 83% for 2001, primarily due to the decrease in reciprocal compensation revenue, which generates significantly higher margins than the Company's other revenue sources.

Selling, general and administrative expenses

     Total selling, general and administrative ("SG&A") expenses decreased from $55 million for the three months ended March 31, 2000 to $31 million for the same period in 2001, a 44% decrease. SG&A expenses decreased as a percentage of revenue from 35% for 2000 to 23% for 2001. This decrease is primarily attributable to lower staff levels in 2001 than in 2000. The number of full time employees decreased from 2,930 at March 31, 2000 to 1,476 at March 31, 2001. The decrease is also due to lower facilities costs as the Company consolidates its locations during the restructuring process, as well as lower training, travel and relocation costs associated with the lower headcount.

Depreciation and amortization

     Depreciation and amortization decreased from $65 million for the three months ended March 31, 2000 to $16 million for the same period in 2001. The decrease is due to the reduced asset values as a result of the $1.7 billion asset impairment recorded at December 31, 2000.

Interest expense

     Interest expense decreased from $63 million for the three months ended March 31, 2000 to $13 million for the same period in 2001. Interest on debt subject to compromise ceased to accrue as of the Petition Date. Contractual interest that was not recorded due to the bankruptcy proceedings totaled $60 million for the three months ended March 31, 2001. Included in interest expense for the three months ended March 31, 2000 and 2001 was $52 million and $2 million of noncash interest, respectively. Additionally, interest expense is net of interest capitalized related to construction in progress of $1 million and $0.4 million during the three months ended March 31, 2000 and 2001, respectively.

Reorganization expenses

     Reorganization expenses of $20 million for the three months ended March 31, 2001 consist of costs associated with the bankruptcy proceedings that are not directly attributable to the ongoing operations of the Company. Such costs include $10 million for severance and employee retention costs, $6 million in professional and legal fees, $2 million in costs related to the closing of certain switch sites and $2 million of other costs.

Accretion and preferred dividends on preferred securities of subsidiaries

     Accretion of costs and preferred dividends on preferred securities of subsidiaries was $17 million for the three months ended March 31, 2000. The Company did not record any amounts during the three months ended March 31, 2001 as all offering costs were written off and discounts accreted as of December 31, 2000. Accretion and preferred dividends on preferred securities of subsidiaries recorded during the three months ended March 31, 2000 consisted of the accretion of issuance costs and the accrual of the preferred securities dividends associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009, the 14% Preferred Stock and the 14 1/4% Preferred Stock.

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

     At March 31, 2001, the Company had cash and short-term investments of approximately $142 million. On December 4, 2000, the Company finalized its Debtor-in-Possession Revolving Credit Agreement with Chase Manhattan Bank (the "Credit Agreement"). The Credit Agreement originally provided for up to $350 million in financing, which was subsequently amended to $200 million. As of September 30, 2001, the Company had cash and short-term investments of $144 million, with no amounts drawn under the Credit Agreement. On November 7, 2001 the Company terminated the Credit Agreement. Management believes that cash and short-term investments of approximately $151 million at November 30, 2001, along with protection under bankruptcy law, should enable the Company to fund operations through the bankruptcy restructuring process. However, there can be no assurance that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements, or that the Company will achieve or sustain profitability or positive EBITDA in the future.

     At March 31, 2001, the Company had $2,769 million of liabilities outstanding subject to compromise, including $1,969 million of indebtedness, and $1,366 million of mandatorily redeemable preferred shares. As a result of filing for protection under bankruptcy law, the Company is not currently paying any of the debt service or preferred stock dividend obligations that have been outstanding since November 14, 2000, except for certain interest-only payments on some of the Company's secured debt. In addition, future payment of principal and interest on all of the outstanding indebtedness and dividends on the preferred shares is subject to court approval and may be discharged in whole or in part in bankruptcy with proceeds from the court approved plan of reorganization or liquidation of the Company. At this time, there can be no assurance as to the amount of payment, if any, that will be made to these debtors and shareholders.

     The Company's Plan filed with the Bankruptcy Court on December 19, 2001 does not require any additional debt or equity financing. No assurance can be given that the Plan will be approved by the Bankruptcy Court or that the Company will be successful in reorganizing its affairs within the Chapter 11 proceedings.

Net Cash Provided (Used) By Operating Activities

     The Company's operating activities provided $23 million and used $62 million for the three months ended March 31, 2000 and 2001, respectively. Net cash provided (used) by operating activities is primarily due to losses from continuing operations, changes in working capital items and depreciation and amortization. Net cash used in operating activities for the three months ended March 31, 2000 also includes approximately $53 million of deferred interest expense, which interest was not accrued or deferred in the three months ended March 31, 2001 due to the Company's bankruptcy proceedings.

Net Cash Used By Investing Activities

     Investing activities used $152 million and $5 million in the three months ended March 31, 2000 and 2001, respectively. Net cash provided by investing activities for the three months ended March 31, 2000 includes proceeds from the sales of short-term investments available for sale and marketable securities of $22 million, offset by cash expended for the acquisition of property, equipment and other assets of $173 million. Net cash used by investing activities for the three months ended March 31, 2001 primarily includes cash expended for the acquisition of property, equipment and other assets of $8 million, partially offset by proceeds from the sale of short-term investments available for sale and marketable securities of $4 million.

Net Cash Provided By Financing Activities

     Financing activities provided $66 million in the three months ended March 31, 2000, which includes proceeds from the issuance of long-term debt and from the issuance of common stock in conjunction with the exercise of options and warrants and the Company's employee stock purchase plan, offset by principal payments on IRU agreement, long-term debt and capital leases and payments of preferred dividends on preferred securities of subsidiaries. Cash used by financing activities of $2 million for the three months ended March 31, 2001 was primarily comprised of principal payments on capital lease obligations which are subject to compromise.

     On August 12, 1999, ICG Equipment and NetAhead entered into a $200 million senior secured financing facility (the "Senior Facility") consisting of a $75 million term loan, a $100 million term loan and a $25 million revolving line of credit. As of March 31, 2001, $85 million was outstanding under the loans at interest rates of the prime rate plus 3.875% and 4.25% for the three months ended March 31, 2001.

     As of March 31, 2001, the Company had an aggregate accreted value of approximately $2 billion outstanding under the 13 1/2% Senior Discount Notes due 2005, the 12 1/2% Senior Discount Notes due 2006, the 11 5/8% Senior Discount Notes due 2007, the 10% Notes and the 9 7/8% Notes.

     As of March 31, 2001, an aggregate amount of $1.4 billion was outstanding under the 6 3/4% Preferred Securities, the 14% Preferred Stock, the 14 1/4% Preferred Stock and the 8% Series A Convertible Preferred Stock.

Capital Expenditures

     The Company's capital expenditures, including assets acquired with cash, under capital leases and pursuant to IRU agreements were $245 million and $8 million for the three months ended March 31, 2000 and 2001, respectively.

     There is substantial uncertainty about the Company's ability to complete and place in service the Company's $203 million construction in progress balance as of March 31, 2001.

Reciprocal Compensation

     ICG has, as of March 31, 2001, a net receivable for reciprocal compensation due under interconnection agreements with ILECs of approximately $32 million. ICG received cash of approximately $14 million during the three months ended March 31, 2001 from ILECs for terminating local traffic. The Company anticipates that due to changes in the regulatory environment, reciprocal compensation revenue will continue to decline in the future.

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

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

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

          In January 2001, certain shareholders of ICG Funding, a wholly owned subsidiary of the Company, filed an adversary proceeding in the Bankruptcy Court (Case number 00-04238 PJW Jointly Administered, Adversary Proceeding No. 01-000 PJW) against the Company and ICG Funding. The shareholders in this adversary action sought to recover approximately $2.3 million from an escrow account established to fund certain dividend payments to holders of the Funding Exchangeable Preferred Securities. Because of ICG Funding having filed for bankruptcy protection, ICG Funding did not declare the last dividend that was to have been paid with the remaining proceeds of the escrow account. In April 2001, the Company and ICG Funding finalized a settlement agreement with the shareholders which has been approved by the Bankruptcy Court. Under the terms of the settlement, the shareholders received approximately two thirds of the funds in the escrow account and the Company received the remaining one third of the escrowed funds, subject to certain contingencies and holdbacks related to shareholders that did not participate in the settlement.

          The Company is a party to certain other litigation that has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Due to the bankruptcy proceedings discussed in note 1 to the Company's unaudited consolidated financial statements for the three months ended March 31, 2001, the Company is currently in default under the 13 1/2 % Notes, 12 1/2% Notes, 11 5/8% Notes, 10% Notes, 9 7/8% Notes and the Senior Facility. In addition, the Company is in default under the 14 1/4% Preferred Stock, 14% Preferred Stock, 6 3/4% Preferred Securities and 8% Series A Convertible Preferred Stock.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

          (A) Exhibits.

              (2)  Plan   of    acquisition,    reorganization,    arrangement,
                   liquidation or succession

                   2.2 Joint Plan of Reorganization of ICG Communications, Inc. and Its Affiliated Debtors and Debtors in Possession [Incorporated by reference to Exhibit 2.2 to ICG Communications, Inc.'s Current Report on Form 8-K dated December 19, 2001].

                   2.3 Disclosure Statement with Respect to Joint Plan of Reorganization of ICG Communications, Inc. and Its Affiliated Debtors and Debtors in Possession [Incorporated by reference to Exhibit 2.3 to ICG Communications, Inc.'s Current Report on Form 8-K dated December 19, 2001].

              (10) Material Contracts.

                   10.84 Amended and Restated Employment  Agreement,  dated June
                         21, 2001, by and between ICG Communications, Inc., ICG Holdings, Inc., ICG Services, Inc., ICG Equipment Inc., and ICG Telecom, Inc., and Randall Curran.

          (B) Report on Form 8-K.

              The following reports on Form 8-K were filed by the registrants during the three months ended March 31, 2001:

              None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 9, 2001.



                                          ICG COMMUNICATIONS, INC.





Date:  January 9, 2001                  By: /s/ Richard E. Fish, Jr.
                                           -------------------------------------
                                           Richard E. Fish, Jr., Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)





Date: January 9, 2001                   By: /s/ John V. Colgan
                                           -------------------------------------
                                           John V. Colgan, Senior Vice President
                                           and Controller (Principal Accounting
                                           Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 9, 2001.



                                          ICG HOLDINGS (CANADA) CO.





Date:  January 9, 2001                  By: /s/ Richard E. Fish, Jr.
                                           -------------------------------------
                                           Richard E. Fish, Jr., Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)





Date: January 9, 2001                   By: /s/ John V. Colgan
                                           -------------------------------------
                                           John V. Colgan, Senior Vice President
                                           and Controller (Principal Accounting
                                           Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 9, 2001.



                                          ICG HOLDINGS, INC.





Date:  January 9, 2001                  By: /s/ Richard E. Fish, Jr.
                                           -------------------------------------
                                           Richard E. Fish, Jr., Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)





Date: January 9, 2001                   By: /s/ John V. Colgan
                                           -------------------------------------
                                           John V. Colgan, Senior Vice President
                                           and Controller (Principal Accounting
                                           Officer)