Form 10-Q
period 2001-06-30
ICG COMMUNICATIONS INC /DE/
filed 2002-01-11
CIK 1013240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)
--------------------------------------------------------------------------------
161 Inverness Drive West             Not applicable
Englewood, Colorado 80112
161 Inverness Drive West             c/o ICG Communications, Inc.
Englewood, Colorado 80112            161 Inverness Drive West
                                     Englewood, Colorado 80112

161 Inverness Drive West             Not applicable
Englewood, Colorado 80112
(Address of principal executive      (Address of U.S. agent for
offices)                             service)
---------------------------------------------------------------------
Registrants' telephone numbers, including area codes: (888)424-1144 or (303) 414-5000

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes __ No |X|

     The number of outstanding common shares of ICG Communications, Inc. as of December 31, 2001 was 52,045,443. ICG Canadian Acquisition, Inc., a wholly owned subsidiary of ICG Communications, Inc., owns all of the issued and outstanding common shares of ICG Holdings (Canada) Co. ICG Holdings (Canada) Co. owns all of the issued and outstanding shares of ICG Holdings, Inc.

                                TABLE OF CONTENTS




PART I ....................................................................... 3
      ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ................... 3
               Consolidated Balance Sheets as of December 31, 2000 and
                 June 30, 2001 (unaudited).................................... 3
               Consolidated Statements of Operations for the Six Months
                 Ended June 30, 2000 and 2001 (unaudited)..................... 5
               Consolidated Statement of Stockholders' Deficit for the
                 Six Months Ended June 30, 2001 (unaudited)................... 6
               Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2000 and 2001 (unaudited)..................... 7
               Notes to Consolidated Financial Statements (unaudited)......... 9
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS .....................................19
      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....29

PART II ......................................................................30
      ITEM 1.  LEGAL PROCEEDINGS..............................................30
      ITEM 2.  CHANGES IN SECURITIES..........................................30
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................30
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........30
      ITEM 5.  OTHER INFORMATION..............................................30
      ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K................................31
               Exhibits ......................................................31
               Reports on Form 8-K ...........................................31

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 December 31, 2000 and June 30, 2001 (Unaudited)

                                                 December 31,   June 30,
                                                    2000          2001
                                                 ------------  ----------
                                                      (in thousands)
Assets
------

Current assets:
  Cash and cash equivalents                      $  196,980    $ 135,296
  Short-term investments available for sale          17,733       10,527
  Trade receivables, net of allowance of $94.3
    million and $78.3 million at December 31,
    2000 and June 30, 2001, respectively            132,095      106,346
  Other receivables                                     994          452
  Prepaid expenses and deposits                      13,234       16,071
                                                 ------------  ----------

    Total current assets                            361,036      268,692

Property and equipment, net (note 5)                590,500      583,303

Restricted cash                                       9,278        7,189
Investments                                           1,650          650
Deferred financing costs, net of accumulated
  amortization of $1.2 million and $5.4
  million at December 31, 2000 and June 30,
  2001, respectively                                 10,969        8,731
Deposits                                              7,019        9,979
                                                 ------------  ----------

Total Assets (note 1)                            $  980,452    $ 878,544
                                                 ============  ==========

                                                              (continued)

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
               Consolidated Balance Sheets (Unaudited), Continued

                                                        December 31,   June 30,
                                                           2000          2001
                                                        ------------ -----------
                                                             (in thousands)

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities not subject to compromise:
  Accounts payable                                      $     8,774  $    2,834
  Accrued liabilities                                        57,888      70,838
  Deferred revenue                                           14,840       9,851
  Current portion of long-term debt (note 6)                    796         796
                                                        ------------ -----------
    Total current liabilities not subject to compromise      82,298      84,319

Liabilities subject to compromise (notes 1 and 6)         2,784,627   2,750,097

Long-term liabilities not subject to compromise:
  Long-term debt, net of discount, less current portion
    (note 6)                                                117,784      84,707
  Capital lease obligations, less current portion
    (note 6)                                                      -      50,356
  Other long-term liabilities                                 1,090       1,090
                                                        ------------ -----------

Total liabilities                                         2,985,799   2,970,569

Redeemable preferred stock of subsidiary (at
  liquidation value)                                        449,056     449,056

Mandatorily redeemable preferred securities of
  ICG Funding (at liquidation value)                        132,251     132,251

8% Series A Convertible Preferred Stock (at
  liquidation value)                                        785,353     785,353

Stockholders' deficit:
  Common stock, $0.01 par value, 100,000,000
    shares authorized; 52,045,443 shares issued
    and outstanding                                             520         520
  Additional paid-in capital                                882,142     882,142
  Accumulated deficit                                    (4,254,669) (4,341,347)
                                                        ------------ -----------
Total stockholders' deficit                              (3,372,007) (3,458,685)

Commitments and contingencies (note 7)
                                                        ------------ -----------

Total Liabilities and Stockholders' Deficit             $   980,452  $  878,544
                                                        ============ ===========

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
          Three and Six Months Ended June 30, 2000 and 2001 (Unaudited)

                                       Three months ended     Six months ended
                                             June 30,             June 30,
                                     --------------------- ---------------------
                                         2000       2001       2000      2001
                                     ---------- ---------- ---------- ----------
                                         (in thousands, except per share data)

Revenue                              $ 174,704  $ 121,252  $ 332,112  $ 257,649

Operating costs and expenses:
  Operating costs                      102,589     84,813    185,491    197,375
  Selling, general and
    administrative expenses             49,676     26,470    104,765     57,166
  Depreciation and amortization         72,892     16,194    137,491     32,183
  Loss on disposal of assets               545      7,562        545      7,633
  Other, net                               827          -      1,259          -
                                     ---------- ---------- ---------- ----------
    Total operating costs and
      expenses                         226,529    135,039    429,551    294,357
                                     ---------- ---------- ---------- ----------

Operating loss                         (51,825)   (13,787)   (97,439)   (36,708)

Other income (expense):
  Interest expense (contractual
    interest of $60 million and $120
    million not recorded during the
    three and six months ended June
    30, 2001, respectively)            (66,759)   (11,081)  (129,393)   (23,799)
  Interest income                       11,262      1,578     14,539      4,206
  Other income (expense), net             (155)     1,366          3      1,334
                                     ---------- ---------- ---------- ----------
    Total other expense, net            55,652)    (8,137)  (114,851)   (18,259)
                                     ---------- ---------- ---------- ----------
Loss from continuing operations
  before reorganization expenses,
  accretion and preferred dividends   (107,477)   (21,924)  (212,290)   (54,967)

  Reorganization expenses (note 4)           -    (11,397)         -    (31,711)
  Accretion and preferred dividends
    on preferred securities of
    subsidiaries                       (17,135)         -    (33,772)         -
                                     ---------- ---------- ---------- ----------

Loss from continuing operations       (124,612)   (33,321)  (246,062)   (86,678)

  Net income from discontinued
    operations                             736          -        736         -
                                     ---------- ---------- ---------- ----------

Net loss                              (123,876)   (33,321)  (245,326)   (86,678)

  Accretion and dividends of 8%
    Series A Convertible Preferred
    Stock to liquidation value         (14,462)         -    (14,462)         -
  Charge for beneficial conversion
    feature of 8% Series A
    Convertible Preferred Stock       (159,279)         -   (159,279)         -
                                     ---------- ---------- ---------- ----------

Net loss attributable to common
  stockholders                       $(297,617) $ (33,321) $(419,067) $ (86,678)
                                     ========== ========== ========== ==========

Net loss per share - basic and
  diluted:
    Net loss attributable to common
      stockholders, before net
      income from discontinued
      operations                     $   (6.11) $   (0.64) $   (8.65) $   (1.67)
    Net income from discontinued
      operations                          0.02          -       0.02          -
                                     ---------- ---------- ---------- ----------
Net loss per share - basic and
  diluted                            $   (6.09) $   (0.64) $   (8.63) $   (1.67)
                                     ========== ========== ========== ==========

Weighted average number of shares
  outstanding - basic and diluted       48,723     52,045     48,455     52,045
                                     ========== ========== ========== ==========

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Deficit
                   Six Months Ended June 30, 2001 (Unaudited)
                                 (In Thousands)


                                Common Stock    Additional                    Total
                              ----------------   Paid-in     Accumulated   Stockholders'
                               Shares   Amount   Capital       Deficit       Deficit
                              -------  -------  ----------  -------------  -------------

Balances at January 1, 2001    52,045  $  520   $  882,142  $ (4,254,669)  $ (3,372,007)


Net loss                            -        -           -       (86,678)       (86,678)
                              -------  -------  ----------  -------------  -------------

Balances at June 30, 2001      52,045  $  520   $  882,142  $ (4,341,347)  $ (3,458,685)
                              =======  =======  ==========  =============  =============

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2000 and 2001 (Unaudited)

                                                     Six months ended June 30,
                                                   -----------------------------
                                                        2000           2001
                                                   --------------  -------------
                                                          (in thousands)

Cash flows from operating activities:
  Net loss                                         $    (245,326)  $    (86,678)
  Net income from discontinued operations                   (736)             -
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Recognition of deferred gain                        (6,239)             -
      Accretion and preferred dividends on
        preferred securities of subsidiaries              33,773              -
      Depreciation and amortization                      137,491         32,183
      Deferred compensation                                  862              -
      Net loss on disposal of long-lived assets              545          7,633
      Gain on sale of securities                            (634)             -
      Provision for uncollectible accounts                 2,813          7,404
      Interest expense deferred and included in
        long-term debt, net of amounts
        capitalized on assets under construction         102,531           (979)
      Interest expense deferred and included in
        capital lease obligations                          2,554              -
      Amortization of deferred financing costs
        included in interest expense                       2,627          4,236
      Contribution to 401(k) plan through
        issuance of common stock                           3,237              -
      Realized gain on sale of available for
        sale securities                                        -         (1,542)
      Other                                                  301              -
      Change in operating assets and liabilities,
        excluding the effects of dispositions
        and noncash transactions:
          Receivables                                    (38,813)        18,888
          Prepaid expenses and deposits                     (775)        (2,837)
          Accounts payable and accrued liabilities       (23,152)           982
          Deferred revenue                               132,020         (4,990)
                                                   --------------  -------------
Net cash provided (used) by operating activities         103,079        (25,700)
  before reorganization items
    Reorganization items:
      Change in restructuring accruals                         -          3,425
      Change in liabilities subject to compromise              -        (15,079)
                                                   --------------  -------------
Net cash provided (used) by operating activities         103,079        (37,354)

Cash flows from investing activities:
  Acquisition of property and equipment                 (352,807)       (16,919)
  Change in accounts payable and accrued
    liabilities for acquisition of property and
    equipment                                            (43,484)           243
  Proceeds from disposition of property,
    equipment and other assets                                 -          1,218
  Proceeds from sales of short-term investments
    available for sale                                     8,621          9,748
  Proceeds from sale of marketable securities             10,634              -
  Decrease (Increase) in restricted cash                   2,728             (7)
  Increase in long-term deposits                               -         (2,926)
  Purchase of investments                                 (1,150)             -
  Reorganization items:
    Decrease in restricted cash due to settlement
      of liabilities subject to compromise                     -          2,096
                                                   --------------  -------------
Net cash used by investing activities                   (375,458)        (6,547)

                                                                     (continued)

         See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows (Unaudited), Continued

                                                          Six months ended
                                                              June 30,
                                                   -----------------------------
                                                        2000           2001
                                                   --------------  -------------
                                                           (in thousands)

Cash flows from financing activities:
  Proceeds from issuance of common stock           $      15,786   $          -
  Proceeds of 8% Series A Convertible Preferred
    Stock, net of issuance costs                         720,330              -
  Proceeds from issuance of long-term debt                95,000              -
  Principal payments on capital lease obligations        (10,973)             -
  Payments on IRU agreement                             (149,729)             -
  Principal payments on long-term debt                      (404)             -
  Payments of preferred dividends                         (4,463)             -
  Payments of deferred debt issuance costs                  (304)        (2,000)
  Reorganization items:
    Principal payments on capital lease
      obligations subject to compromise                        -        (14,471)
    Payments of preferred dividends                            -         (1,312)
                                                   --------------  -------------
Net cash provided (used) by financing activities         665,243        (17,783)
                                                   --------------  -------------

Net increase (decrease) in cash and cash
  equivalents                                            392,864        (61,684)

    Net cash provided by discontinued operations             536              -
    Cash and cash equivalents, beginning of period       103,288        196,980
                                                   --------------  -------------
Cash and cash equivalents, end of period           $     496,688   $    135,296
                                                   ==============  =============

Supplemental disclosure of cash flows information
  of continuing operations:
    Cash paid for interest                         $       9,626   $     13,313
                                                   ==============  =============
    Cash paid for income taxes                     $         220   $          -
                                                   ==============  =============

Supplemental schedule of noncash investing
  activities of continuing operations:
    Assets acquired pursuant to IRU agreement      $      98,147   $          -
    Assets acquired under capital leases                 111,414         50,355
                                                   --------------  -------------
Total                                              $     209,561   $     50,355
                                                   ==============  =============

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

     (b)  Bankruptcy Proceedings

          On November 14, 2000 (the "Petition Date"), ICG and all of its subsidiaries, except certain non-operating entities, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to facilitate the restructuring of the Company's debt, trade liabilities and other obligations. ICG and its bankruptcy filing subsidiaries are collectively referred to as the "Debtors." The Debtors are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware (the "Bankruptcy Court"). The bankruptcy petitions were filed in order to preserve cash and to give the Debtors the opportunity to restructure their obligations.

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

          The filing of the Chapter 11 cases by the Debtors (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all pre-petition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date. The following table sets forth the liabilities of the Company subject to compromise as of December 31, 2000 and June 30, 2001:

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

                                           December 31,      June 30,
                                               2000            2001
                                           -------------  -------------
                                                 (in thousands)

               Unsecured long-term debt    $  1,968,781   $  1,968,781
               Unsecured creditors              583,749        572,439
               Capital lease obligations        197,974        187,131
               Priority creditors                33,385         21,062
               Other secured creditors              738            684
                                           -------------  -------------
                                           $  2,784,627   $  2,750,097
                                           =============  =============

          Additionally, pre-petition debt that is subject to compromise must be recorded at the allowed claim amount, which generally results in the write-off of any deferred financing amounts associated with the debt. Interest on debt subject to compromise ceases to accrue when bankruptcy is filed.

          Pre-petition debt of the Debtors that is not subject to compromise, specifically the senior secured credit facility and the mortgage payable with balances outstanding as of June 30, 2001 of approximately $84.6 million and $0.9 million respectively, continues to accrue interest. All principal and interest payments are negotiated by the Company and the specific lenders and must be approved by the Bankruptcy Court.

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

(2)  Significant Accounting Policies

     (a)  Basis of Presentation

          The Company's financial statements should be read in conjunction with ICG's Annual Report on Form 10-K for the year ended December 31, 2000, as certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

     Under bankruptcy accounting, the Company is required to segregate and classify certain costs as reorganization costs. The following reorganization costs were incurred during the three and six months ended June 30, 2001 (in thousands):

                                                    Three months    Six months
                                                    -------------  -------------
          Legal and professional fees               $      6,372   $     12,690
          Severance and employee  retention costs          1,560         11,819
          Switch site closure costs                        1,096          3,182
          Line cost termination expenses                   2,247          2,719
          Other expenses, net                                122          1,301
                                                    -------------  -------------
           Total                                    $     11,397   $     31,711
                                                    =============  =============

(5)  Property and Equipment

     Property and equipment, including assets held under capital leases, is comprised of the following:

                                                    December 31,     June 30,
                                                        2000           2001
                                                    -------------  -------------
                                                           (in thousands)

          Land                                      $      8,708   $      1,214
          Buildings and improvements                      36,307         50,358
          Furniture, fixtures and office equipment        11,799         15,202
          Machinery and equipment                          9,450         10,020
          Fiber optic equipment                          119,146        122,949
          Switch equipment                               104,947        110,892
          Fiber optic network                             56,242         57,017
          Site improvements                                    -          3,198
          Construction in progress                       205,881        202,355
          Assets held for sale                            40,500         39,282
                                                    -------------  -------------
                                                         592,980        612,487
          Less accumulated depreciation                   (2,480)       (29,184)
                                                    -------------  -------------
                                                    $    590,500   $    583,303
                                                    =============  =============

     Property and equipment includes approximately $202 million of equipment that has not been placed in service at June 30, 2001, and accordingly, is not being depreciated. The majority of this amount is related to uninstalled transport and switch equipment, software development and new network construction.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

(6)  Long-Term Debt and Capital Lease Obligations

     As a result of the Company's bankruptcy proceedings, all contractual debt payments are suspended and subject to revised payment terms during the bankruptcy process on a specific case basis. No changes have been made in the accompanying consolidated balance sheet as to amounts or terms as a result of the filing. As of June 30, 2001, the Company is in default with respect to all of its pre-petition long-term debt, which, by its terms, would ordinarily accelerate upon the event of default. However, under bankruptcy accounting, no reclassifications are made from long-term to short-term as a result of the defaults. Additionally, debt subject to compromise should be recorded at the allowed amount of the claim. Based on this, the Company wrote-off all deferred financing costs related to the 9 7/8%, 10%, 11 5/8%, 12 1/2% and 13 1/2% Senior discount notes as of
     December 31, 2000. In addition, the Company ceased accreting the discounts or accruing interest on all debt amounts subject to compromise as of the Petition Date.

     Long-term debt, including amounts subject to compromise, is summarized as follows:

                                                    December 31,     June 30,
                                                        2000           2001
                                                    -------------  -------------
                                                           (in thousands)
     Long-term debt not subject to compromise:
       Credit Agreement (a)                         $          -   $          -
       Senior Facility                                    84,574         84,574
       Mortgage loan payable, secured by Company
         Headquarters (b)                                 33,077              -
       Mortgage loan payable, other                          929            929
                                                    -------------  -------------
                                                         118,580         85,503
     Long-term debt subject to compromise:
       Senior discount notes, net of discount          1,968,781      1,968,781
                                                    -------------  -------------
                                                       2,087,361      2,054,284
       Less current portion                                 (796)          (796)
                                                    -------------  -------------
                                                    $  2,086,565   $  2,053,488
                                                    =============  =============

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


     (b)  Mortgage Payable and Capital Lease Obligation

          In June 2001, the original seller ("Seller") of the Company's corporate headquarters building, land and improvements (collectively, the "Company Headquarters") exercised its right to repurchase the
          Company Headquarters from the Company. In connection with the repurchase, the Seller agreed to assume from the Company the mortgage loan payable and other accrued liabilities related to completing the Company Headquarters. The Company recognized a $7.6 million loss on the sale. In addition, the Company agreed to lease the Company Headquarters back from the Seller under a capital lease agreement valued at $50.4 million. Contractual payments due as of June 30, 2001 under the lease, which expires January 31, 2023, are as follows:

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

          2001                                      $      2,591
          2002                                             5,338
          2003                                             5,498
          2004                                             5,663
          2005                                             5,833
          Thereafter                                     130,741
                                                    -------------
          Total minimum lease payments                   155,664
            Less amounts representing interest           105,308
                                                    -------------
          Present value of net minimum lease
            payments                                      50,356
              Less current portion                            -
                                                    -------------
                                                    $     50,356
                                                    =============

(7)  Commitments and Contingencies

     As a result of the Company's filing for bankruptcy protection, all commitments and contingencies could be substantially modified during the Company's bankruptcy restructuring process.

     (a)  Network Capacity and Construction

          In January 2000, the Company signed an agreement with a major customer, whereby the Company will provide, for $126.5 million over the initial six-year term of the agreement, exclusive service over designated portions of the Company's local fiber optic networks. The Company will recognize revenue ratably over the term of the agreement, as the network capacity is available for use. The agreement was amended in March 2000 to include additional capacity for proceeds of $53.8 million. The customer may, at its option, extend the initial term of the agreement for an additional four-year period and an additional ten-year period for incremental payment at the time the option exercises. At June 30, 2001, $173.4 million of deferred revenue related to this agreement is reflected in liabilities subject to compromise. In July 2001, as part of a settlement agreement reached with the customer (see note 10), deferred revenue was reduced by $21.5 million, with a corresponding reduction in trade receivables. The customer has not yet ordered from the Company, and the Company has not yet delivered, certain equipment and services required by this agreement. The Company is currently negotiating with this customer to resolve the issue of future services.

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

          The Company has, as of June 30, 2001, a net receivable for the transport and termination of such traffic of approximately $22 million. The Company received cash of approximately $37 million, during the six months ended June 30, 2001, from certain ILECs for terminating local and toll traffic.

          The Company has recognized reciprocal compensation revenue of approximately $49 million and $16 million in the three months ended June 30, 2000 and 2001, respectively, and $90 million and $33 million in the six months ended June 30, 2000 and 2001, respectively.

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

     However, summarized combined financial information for Holdings and its subsidiaries is as follows:

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

                Summarized Consolidated Balance Sheet Information

                                                    December 31,     June 30,
                                                        2000           2001
                                                    -------------  -------------
                                                          (in thousands)

     Current assets                                 $    325,851   $    202,631
     Property and equipment, net                         143,208        201,131
     Other non-current assets, net                        21,754         22,436
                                                    -------------  -------------
       Total assets                                 $    490,813   $    426,198
                                                    =============  =============

     Current liabilities                            $    248,745   $    289,638
     Liabilities subject to compromise                 2,508,080      2,479,185
     Long-term debt, less current portion                    883            883
     Capital lease obligations, less current
       portion                                                 -         50,356
     Other long-term liabilities                           1,090          1,090
     Redeemable preferred stock                          449,057        449,057
     Stockholder's deficit                            (2,717,042)    (2,844,011)
                                                    -------------  -------------
       Total liabilities and stockholders' deficit  $    490,813   $    426,198
                                                    =============  =============

           Summarized Consolidated Statement of Operations Information

                                      Three months ended     Six months ended
                                           June 30,              June 30,
                                     --------------------- ---------------------
                                        2000       2001       2000       2001
                                     ---------- ---------- ---------- ----------
                                                   (in thousands)

 Total revenue                       $ 167,428  $ 120,293  $ 320,305  $ 255,158
 Total operating costs and expenses    232,828    158,137    439,487    348,280
                                     ---------- ---------- ---------- ----------
 Operating loss                      $ (65,400) $ (37,844) $(119,182) $ (93,122)
                                     ========== ========== ========== ==========

 Loss from continuing operations     $(120,581) $ (50,196) $(240,325) $(126,969)
                                     ========== ========== ========== ==========

 Net loss                            $(120,226) $ (50,196) $(239,970) $(126,969)
                                     ========== ========== ========== ==========

Condensed financial information for Holdings-Canada only is as follows:

                       Condensed Balance Sheet Information

                                                    December 31,     June 30,
                                                        2000           2001
                                                    -------------  -------------
                                                          (in thousands)

     Current assets                                 $         82   $         82
     Advances to subsidiaries                                  -              -
                                                    -------------  -------------
       Total assets                                 $         82   $         82
                                                    =============  =============

     Current liabilities                            $          -   $          -
     Liabilities subject to compromise                   (11,474)       (11,474)
     Due to parent                                             -              -
     Share of losses of subsidiaries                   2,717,042      2,844,011
     Shareholders' deficit                            (2,705,486)    (2,832,455)
                                                    -------------  -------------
       Total liabilities and shareholders' deficit  $         82   $         82
                                                    =============  =============

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

                  Condensed Statement of Operations Information

                                       Three months ended     Six months ended
                                           June 30,              June 30,
                                     --------------------- ---------------------
                                        2000       2001       2000       2001
                                     ---------- ---------- ---------- ----------
                                                   (in thousands)

Total revenue                        $       -  $       -  $       -  $       -
Total operating costs and expenses          12          -         12          -
                                     ---------- ---------- ---------- ----------
Operating loss                             (12)         -        (12)         -
Losses of subsidiaries                (120,226)   (50,196)  (239,970)  (126,969)
                                     ---------- ---------- ---------- ----------
Net loss attributable to common
  shareholders                       $(120,238) $ (50,196) $(239,982) $(126,969)
                                     ========== ========== ========== ==========

(9)  Condensed  Financial  Information  of  ICG  Communications,  Inc.  ("Parent
     Company")

     The primary assets of ICG are its investments in ICG Services, ICG Tevis, ICG Funding and Holdings-Canada, including advances to those subsidiaries. Certain corporate expenses of the Parent Company are included in ICG's statement of operations and were approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2000, respectively. Such expenses were $0.1 million for the three and six months ended June 30, 2001. ICG has no operations other than those of ICG Services, ICG Funding and Holdings-Canada and their subsidiaries.

(10) Major Customer and Event Subsequent to June 30, 2001

     A significant amount of the Company's revenue is derived from long-term contracts with large customers, including one major customer (the "Customer"). For the three months ended June 30, 2001, the Customer accounted for approximately 14%, or $17.1 million, of total revenue. For the six months ended June 30, 2001, the Customer accounted for approximately 12%, or $30.7 million, of total revenue. Revenue from the Customer represented less than 10% of total revenue for the three and six months ended June 30, 2000.

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

     Pursuant to the terms of the Settlement Agreement, the Company settled a $54.8 million net receivable from the Customer for $10.0 million, and wrote off $60.5 million in accruals and payables and $22.1 million in deferred revenue. The remaining $149.6 million of deferred revenue at September 30, 2001, related to an agreement to provide the Customer with exclusive service over designated portions of the Company's local fiber optic networks (see note 7 (a)) was not fully settled and remains reflected in liabilities subject to compromise. Based on the terms of the Settlement Agreement, the Company has recorded a gain of approximately $37.8 million. The gain may be adjusted if certain transactions contemplated by the Settlement Agreement are consummated. It is not possible to determine the amount of the adjustments at this time.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued


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

     The results of operations for the six months ended June 30, 2000 and 2001 represent the consolidated operating results of the Company. (See the unaudited consolidated financial statements of the Company for the six months ended June 30, 2001 included elsewhere herein.) The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31. All dollar amounts are in U.S. dollars.

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

                                                                      Financial Data
                                           Three months ended June 30,               Six months ended June 30,
                                     --------------------------------------- ---------------------------------------
                                             2000                2001                2000                2001
                                     ------------------- ------------------- ------------------- -------------------
                                         $          %         $         %        $          %         $         %
                                     ---------- -------- ---------- -------- ---------- -------- ---------- --------
                                                                (unaudited)
                                                         ($ values in thousands)

Statement of Operations Data:
Revenue                                174,704      100    121,252      100    332,112      100    257,649      100
Operating costs                        102,589       59     84,813       70    185,491       56    197,375       77
Selling, general and administrative     49,676       28     26,470       22    104,765       32     57,166       22
Depreciation and amortization           72,892       42     16,194       13    137,491       41     32,183       12
Loss on disposal of asset                  545        -      7,562        6        545        -      7,633        3
Other, net                                 827        1          -        -      1,259        -          -        -
                                     ---------- -------- ---------- -------- ---------- -------- ---------- --------
  Operating loss                       (51,825)     (30)   (13,787)     (11)   (97,439)     (29)   (36,708)     (14)

Other Data:
EBITDA (1)                              22,439       13      9,969        8     41,856       13      3,108        1
Net cash provided (used) by
  operating activities                  79,948              24,290             103,079             (37,354)
Net cash used by investing
  activities                          (223,625)             (1,536)           (375,458)             (6,547)
Net cash provided (used) by
  financing activities                 599,036             (15,980)            665,243             (17,783)
Capital expenditures (2)               347,461              59,376             562,368              67,274

--------------------------------------------------------------------------------

                                                             Statistical Data (unaudited) (3)
                                            June 30,   September 30,  December 31,    March 31,    June 30,
                                              2000         2000           2000          2001         2001
                                           ----------  -------------  ------------  ------------  -----------

Full time employees                            2,975          2,811         2,054         1,476        1,422
Access lines in service, in thousands (4)      1,113          1,074           950           778          719
Buildings connected:
  On-net                                         924            936           925           925          881
  Hybrid (5)                                   8,228          8,584         8,659         8,151        7,264
                                           ----------  -------------  ------------  ------------  -----------
    Total buildings connected                  9,152          9,520         9,584         9,076        8,145
Operational switches:
  Circuit                                         43             47            47            44           44
  ATM                                             24             24            26            26           27
                                           ----------  -------------  ------------  ------------  -----------
    Total operational switches                    67             71            73            70           71
Regional fiber route miles (6):
  Operational                                  4,767          4,816         5,577         5,577        5,577
  Under construction                             495            508             -             -            -
Regional fiber strand miles (7):
  Operational                                184,064        192,422       166,498       166,498      166,498
  Under construction                          12,254         14,891             -             -            -
Collocations with ILECs                          188            188           160           160          160


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

(4) Access lines in service at June 30, 2001 includes lines provisioned through the Company's switch and through resale and other agreements with various local exchange carriers. Beginning in the six months ended June 30, 2001, access lines in service include only provisioned lines generating revenue.

(5) Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities.

(6) Regional fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of June 30, 2001, the Company had approximately 5,577 regional fiber route miles. Regional fiber route miles under construction represents fiber under construction.

(7) Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of June 30, 2001, the Company had approximately 166,498 regional fiber strand miles, of which 46,097 regional fiber strand miles were leased under operating leases. Regional fiber strand miles under construction represents fiber under construction.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenue

                                  Three Months Ended June 30,
                            ----------------------------------------
                                   2000                 2001
                            -------------------- -------------------
                               $          %         $         %
                            ---------  --------- --------- ---------
                                    ($ values in thousands)
Dial-Up                       51,235         29    40,658        34
Point-to-Point Broadband      43,878         25    40,309        33
Corporate Services            30,132         17    24,549        20
Reciprocal Compensation       49,459         29    15,736        13
                            ---------  --------- --------- ---------
   Total Revenue             174,704        100   121,252       100
                            =========  ========= ========= =========

     Total revenue decreased $53.5 million, or 31%, for the three months ended June 30, 2001 compared with the same period in 2000. All revenue categories decreased from 2000 to 2001, particularly Reciprocal Compensation revenue, which decreased $33.7 million, or 68% from the prior year.

     Dial-Up revenue is earned by providing PRI ports (one and two way) and managed modem (IRAS) services to ISPs and other communication service companies. Dial-Up revenue decreased $10.6 million, or 21%, from $51.2 million in 2000 to $40.7 million in 2001. The decrease in Dial-Up revenue was primarily due a 22% decrease in average monthly revenue per port. Dial-Up revenue's contribution to total revenue rose from 29% in the second quarter of 2000 to 34% in the second quarter of 2001.

     Point-to-Point Broadband revenue is generated from service provided to interexchange carriers ("IXC"s) and end-user business customers. This service provides dedicated bandwidth and offers DS1 to OC-192 capacity to connect: (i) long-haul carriers to local markets, large companies and other long-haul carrier facilities; and (ii) large companies to their long distance carrier facilities and other facilities. Point-to-Point Broadband revenue decreased $3.6 million, or 8%, from $43.9 million in 2000 to $40.3 million in 2001, primarily due to lower special access, switched access and SS7 revenues, which decreased primarily due increased customer churn levels. Point-to-Point Broadband revenue's contribution to total revenue rose from 25% in the second quarter of 2000 to 33% in the second quarter of 2001.

     Corporate Services revenue includes local, long distance, enhanced telephony and data services to businesses over its fiber optic networks located in major metropolitan areas in California, Colorado, Ohio, Texas and the Southeast. Corporate Services revenue decreased $5.6 million, or 19%, from $30.1 million in 2000 to $24.5 in 2001. The billed line count decreased 11% from the second quarter of 2000 to the second quarter of 2001, due to transitioning customers in non-focus areas to other carriers, while the average monthly revenue per line decreased 8%. Corporate Services revenue for the second quarter of 2001 reflects a 59% decrease in long distance revenue, due to the continued attrition of resale access lines which had high long distance service penetration rates. In addition, carrier access billing service revenue decreased

23% primarily due to revenue earned but not recognized because of collection concerns. The Company entered into an agreement to transfer its long distance revenue stream in the fourth quarter of 2001. These customers generated $3.3 million and $1.3 million in the three months ended June 30, 2000 and 2001, respectively. The related margin was not significant.

     Reciprocal Compensation has historically constituted an important source of revenue for the Company. Reciprocal Compensation revenue is primarily earned pursuant to interconnection agreements with incumbent local exchange carriers ("ILEC"s) for the transport and termination of calls originated by ILEC customers, including Internet bound calls. Due to changes in the regulatory environment and as a means of gaining certainty with respect to the continued collection of Reciprocal Compensation revenue, the Company negotiated voluntary settlement agreements with certain of its ILEC customers in the first half of 2000 that provide for the payment of Reciprocal Compensation for terminating ISP traffic, but at rates lower than the Company had historically received. As a result, Reciprocal Compensation's contribution to total revenue decreased from 29% in 2000 to 13% in 2001. The decrease in Reciprocal Compensation revenue reflects a 5% decrease in minutes of use ("MOU"s) and an 67% decrease in the average revenue earned per MOU. The Company anticipates that due to changes in the regulatory environment, Reciprocal Compensation revenue will continue to decline in the future.

     A significant amount of the Company's revenue is derived from long-term contracts with large customers, including one major customer. For the three months ended June 30, 2001, this customer accounted for approximately 14%, or $17.1 million, of total revenue. Revenue from this customer represented less than 10% of total revenue for the three months ended June 30, 2000. The loss of this customer, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

Operating costs

     Total operating costs decreased from $103 million for the three months ended June 30, 2000 to $85 million for the same period in 2001, a 17% decrease. Operating costs consist primarily of payments to ILECs, other competitive local exchange carriers ("CLEC"s), and long distance carriers for the use of network facilities to support local, special, switched access services, and long distance services as well as internal network operating costs, right of way fees and other operating costs. Internal network operating costs include the cost of engineering and operations personnel dedicated to the operations and maintenance of the network. In the second quarter of 2000, the Company significantly increased the number of leased PRI and related backbone/backhaul expenses. Through the bankruptcy proceedings, the Company has significantly reduced excess leased capacity, thereby reducing operating costs. Operating costs increased as a percentage of revenue from 59% for 2000 to 70% for 2001, primarily due to the decrease in reciprocal compensation revenue, which generates significantly higher margins than the Company's other revenue sources.

Selling, general and administrative expenses

     Total selling, general and administrative ("SG&A") expenses decreased from $50 million for the three months ended June 30, 2000 to $26 million for the same period in 2001, a 47% decrease. SG&A expenses decreased as a percentage of revenue from 28% for 2000 to 22% for 2001. This decrease is primarily attributable to higher staff levels in 2000 than in 2001. The number of full time employees decreased from 2,975 at June 30, 2000 to 1,422 at June 30, 2001, while the average number of employees decreased 51%. The decrease is also due to lower facilities costs as the Company consolidates its locations during the restructuring process.

Depreciation and amortization

     Depreciation and amortization decreased from $73 million for the three months ended June 30, 2000 to $16 million for the same period in 2001. The decrease is due to the reduced asset values as a result of the $1.7 billion asset impairment recorded at December 31, 2000.

Loss on disposal of asset

     Loss on disposal of asset of approximately $8 million for the three months ended June 30, 2001 relates to the loss on the sale and leaseback of the Company's headquarters.

Interest expense

     Interest expense decreased from $67 million for the three months ended June 30, 2000 to $11 million for the same period in 2001. Interest on debt subject to compromise ceased to accrue as of the Petition Date. Contractual interest that was not recorded due to the bankruptcy proceedings totaled $60 million for the three months ended June 30, 2001. Included in interest expense for the three months ended June 30, 2000 and 2001 was $56 million and $1 million of noncash interest, respectively. Additionally, interest expense is net of interest capitalized related to construction in progress of $3 million and $0.6 million during the three months ended June 30, 2000 and 2001, respectively.

Interest income

     Interest income decreased from $11 million for the three months ended June 30, 2000 to $2 million for the same period in 2001. The decrease is attributable to the decrease in cash, cash equivalents and short-term investments balances.

Reorganization Expenses

     Reorganization expenses of $11 million for the three months ended June 30, 2001 consist of costs associated with the bankruptcy proceedings that are not directly attributable to the ongoing operations of the Company. Such costs include $6 million in professional and legal fees, $2 million in severance and retention costs, $2 million in line cost cancellation fees and $1 million in costs related to the closing of certain switch sites.

Accretion and preferred dividends on preferred securities of subsidiaries

     Accretion of costs and preferred dividends on preferred securities of subsidiaries was $17 million for the three months ended June 30, 2000. The Company did not record any amounts during the three months ended June 30, 2001 as all offering costs were written off and discounts accreted as of December 31, 2000. Accretion and preferred dividends on preferred securities of subsidiaries recorded during the three months ended June 30, 2000 consisted of the accretion of issuance costs and the accrual of the preferred securities dividends associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009, the 14% Preferred Stock and the 14 1/4% Preferred Stock.

Accretion and dividends of 8% Series A Convertible Preferred Stock to liquidation value

     Accretion and dividends of 8% Series A Convertible Preferred Stock to liquidation value in 2000 is comprised of the dividends and the accretion to liquidation value of the 8% Series A Convertible Preferred Stock of $14 million.

Charge for beneficial conversion feature of 8% Series A Convertible Preferred Stock

     Charge for beneficial conversion of 8% Series A Convertible Preferred Stock during the three months ended June 30, 2000 relates to the charge of $159 million of the proceeds of the 8% Series A Convertible Preferred Stock which was allocated to the intrinsic value of the beneficial conversion feature of the convertible preferred securities to additional paid-in capital. As the 8% Series A Convertible Preferred Stock is immediately convertible into shares of ICG common stock, the beneficial conversion feature was recognized immediately as a return to the preferred shareholders during the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenue

                                   Six Months Ended June 30,
                            ----------------------------------------
                                   2000                 2001
                            -------------------- -------------------
                               $          %         $         %
                            ---------  --------- --------- ---------
                                    ($ values in thousands)
Dial-Up                       85,594         26    87,251        34
Point-to-Point Broadband      94,223         28    81,374        32
Corporate Services            61,818         19    56,240        22
Reciprocal Compensation       90,477         27    32,784        12
                            ---------  --------- --------- ---------
   Total Revenue             332,112        100   257,649       100
                            =========  ========= ========= =========

     Total revenue decreased $74.5 million, or 22%, for the six months ended June 30, 2001 compared with the same period in 2000. The decrease was due primarily to a $57.7 million, or 64%, decrease in Reciprocal Compensation revenue, a $12.9 million, or 14%, decrease in Point-to-Point Broadband revenue and a $5.6 million, or 9%, decrease in Corporate Services revenue. Offsetting the decreases, Dial-Up revenue increased $1.7 million, or 2%.

     The increase in Dial-Up revenue was primarily due to a 22% increase in customer access ports in service, offset by an 16% decrease in average monthly revenue per port. Dial-Up revenue's contribution to total revenue rose from 26% in the first half of 2000 to 34% in the first half of 2001.

     The decrease in Point-to-Point Broadband revenue was primarily due to $11.5 million in non-recurring revenue recognized in the first quarter of 2000 under the Company's fiber optic lease agreement with a major carrier. In addition, special access, switched access and SS7 revenues decreased primarily due to increased customer churn levels. Point-to-Point Broadband revenue's contribution to total revenue rose from 28% in the first half of 2000 to 32% in the first half of 2001.

     Corporate Services revenue decreased due to 2% decrease in the billed line count, due to transitioning customers in non-focus areas to other carriers, and an 8% decrease in the average monthly revenue per line. Corporate Services revenue for the first half of 2001 reflects a 43% decrease in long distance revenue, due to the continued attrition of resale access lines which had high long distance service penetration rates. In addition, carrier access billing service revenue decreased 28% primarily due to revenue earned but not recognized because of collection concerns. The Company entered into an agreement to transfer its long distance revenue stream in the fourth quarter of 2001. These customers generated $6.7 million and $3.8 million in the six months ended June 30, 2000 and 2001, respectively. The related margin was not significant.

     Reciprocal Compensation's contribution to total revenue decreased from 27% in 2000 to 12% in 2001. The decrease in Reciprocal Compensation revenue reflects a 5% decrease in MOUs and an 67% decrease in the average revenue earned per MOU. The Company anticipates that due to changes in the regulatory environment, Reciprocal Compensation revenue will continue to decline in the future.

     A significant amount of the Company's revenue is derived from long-term contracts with large customers, including one major customer. For the six months ended June 30, 2001, this customer accounted for approximately 12%, or $30.7 million, of total revenue. Revenue from this customer represented less than 10% of total revenue for the six months ended June 30, 2000. The loss of this customer, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

Operating costs

     Total operating costs increased from $185 million for the six months ended June 30, 2000 to $197 million for the same period in 2001, a 6% increase. In the second quarter of 2000, the Company significantly increased the number of leased PRI and related backbone/backhaul expenses. Through the bankruptcy proceedings, the Company has significantly reduced excess leased capacity, thereby reducing operating costs. However, much of these savings were not realized until after March 31, 2001. Operating costs increased as a percentage of revenue from 56% for 2000 to 77% for 2001, primarily due to the decrease in reciprocal compensation revenue, which generates significantly higher margins than the Company's other revenue sources.

Selling, general and administrative expenses

     Total selling, general and administrative expenses decreased from $105 million for the six months ended June 30, 2000 to $57 million for the same period in 2001, a 45% decrease. SG&A expenses decreased as a percentage of revenue from 32% for 2000 to 22% for 2001. This decrease is primarily attributable to higher staff levels in 2000 than in 2001. The number of full time employees decreased from 2,975 at June 30, 2000 to 1,422 at June 30, 2001, while the average number of employees decreased 46%. The decrease is also due to lower facilities costs as the Company consolidates its locations during the restructuring process.

Depreciation and amortization

     Depreciation and amortization decreased from $137 million for the six months ended June 30, 2000 to $32 million for the same period in 2001. The decrease is due to the reduced asset values as a result of the $1.7 billion asset impairment recorded at December 31, 2000.

Loss on disposal of asset

     Loss on disposal of asset of approximately $8 million for the six months ended June 30, 2001 relates to the loss on the sale and leaseback of the Company's headquarters.

Interest expense

     Interest expense decreased from $129 million for the six months ended June 30, 2000 to $24 million for the same period in 2001. Interest on debt subject to compromise ceased to accrue as of the Petition Date. Contractual interest that was not recorded due to the bankruptcy proceedings totaled $120 million for the six months ended June 30, 2001. Included in interest expense for the six months ended June 30, 2000 and 2001 was $108 million and $3 million of noncash interest, respectively. Additionally, interest expense is net of interest capitalized related to construction in progress of $4 million and $1 million during the six months ended June 30, 2000 and 2001, respectively.

Interest income

     Interest income decreased from $15 million for the six months ended June 30, 2000 to $4 million for the same period in 2001. The decrease is attributable to the decrease in cash, cash equivalents and short-term investments balances.

Reorganization expenses

     Reorganization expenses of $32 million for the six months ended June 30, 2001 consist of costs associated with the bankruptcy proceedings that are not directly attributable to the ongoing operations of the Company. Such costs include $13 million in legal and professional fees, $12 million in severance and retention costs, $3 million in costs related to the closing of certain switch sites, $3 million in line cost cancellation fees and $1 million of other costs.

Accretion and preferred dividends on preferred securities of subsidiaries

     Accretion of costs and preferred dividends on preferred securities of subsidiaries was $34 million for the six months ended June 30, 2000. The Company did not record any amounts during the six months ended June 30, 2001 as all offering costs were written off and discounts accreted as of December 31, 2000. Accretion and preferred dividends on preferred securities of subsidiaries recorded during the six months ended June 30, 2000 consisted of the accretion of issuance costs and the accrual of the preferred securities dividends associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009, the 14% Preferred Stock and the 14 1/4% Preferred Stock.

Accretion and dividends of 8% Series A Convertible Preferred Stock to liquidation value

     Accretion and dividends of 8% Series A Convertible Preferred Stock to liquidation value in 2000 is comprised of the dividends and the accretion to liquidation value of the 8% Series A Convertible Preferred Stock of $14 million.

Charge for beneficial conversion feature of 8% Series A Convertible Preferred Stock

     Charge for beneficial conversion of 8% Series A Convertible Preferred Stock during the six months ended June 30, 2000 relates to the charge of $159 million of the proceeds of the 8% Series A Convertible Preferred Stock which was allocated to the intrinsic value of the beneficial conversion feature of the convertible preferred securities to additional paid-in capital. As the 8% Series A Convertible Preferred Stock is immediately convertible into shares of ICG common stock, the beneficial conversion feature was recognized immediately as a return to the preferred shareholders during the six months ended June 30, 2000.

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

     At June 30, 2001, the Company had cash and short-term investments of approximately $146 million. On December 4, 2000, the Company finalized its Debtor-in-Possession Revolving Credit Agreement with Chase Manhattan Bank (the "Credit Agreement"). The Credit Agreement originally provided for up to $350 million in financing, which was subsequently amended to $200 million. As of September 30, 2001, the Company had cash and short-term investments of $144 million, with no amounts drawn under the Credit Agreement. On November 7, 2001 the Company terminated the Credit Agreement.

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

     At June 30, 2001, the Company had $2,750 million of liabilities outstanding subject to compromise, including $1,969 million of indebtedness, and $1,366 million of mandatorily redeemable preferred shares. As a result of filing for protection under bankruptcy law, the Company is not currently paying any of the debt service or preferred stock dividend obligations that have been outstanding since November 14, 2000, except for certain interest-only payments on some of the Company's secured debt. In addition, future payment of principal and interest on all of the outstanding indebtedness and dividends on the preferred shares is subject to court approval and may be discharged in whole or in part in bankruptcy with proceeds from the court approved plan of reorganization or liquidation of the Company. At this time, there can be no assurance as to the amount of payment, if any, that will be made to these debtors and shareholders.

     The Company's Plan filed with the Bankruptcy Court on December 19, 2001 does not require any additional debt or equity financing. No assurance can be given that the Plan will be approved by the Bankruptcy Court or that the Company will be successful in reorganizing its affairs within the Chapter 11 proceedings.

Net Cash Provided (Used) By Operating Activities

     The Company's operating activities provided $103 million and used $37 million for the six months ended June 30, 2000 and 2001, respectively. Net cash provided (used) by operating activities is primarily due to losses from continuing operations, changes in working capital items and depreciation and amortization. Net cash provided by operating activities for the six months ended June 30, 2000 also includes approximately $109 million of deferred interest expense, which interest was not accrued or deferred in the six months ended June 30, 2001 due to the Company's bankruptcy proceedings.

Net Cash Used By Investing Activities

     Investing activities used $375 million and $7 million in the six months ended June 30, 2000 and 2001, respectively. Net cash used by investing activities for the six months ended June 30, 2000 includes proceeds from the sales of short-term investments available for sale and marketable securities of $19 million, offset by cash expended for the acquisition of property, equipment and other assets of $396 million. Net cash used by investing activities for the six months ended June 30, 2001 primarily includes cash expended for the acquisition of property, equipment and other assets of $17 million, partially offset by proceeds from the sale of short-term investments available for sale and marketable securities of $10 million. The Company acquired assets under capital leases of $50 million during the six months ended June 30, 2001.

Net Cash Provided (Used) By Financing Activities

     Financing activities provided $665 million in the six months ended June 30, 2000, which includes proceeds from the issuance of the 8% Series A Convertible Preferred Stock, long-term debt and from the issuance of common stock in conjunction with the exercise of options and warrants and the Company's employee stock purchase plan, offset by principal payments on IRU agreement, long-term debt and capital leases and payments of preferred dividends on preferred securities of subsidiaries. Cash used by financing activities for the six months ended June 30, 2001 of $18 million consists primarily of principal payments on capital lease obligations subject to compromise.

     On August 12, 1999, ICG Equipment and NetAhead entered into a $200 million senior secured financing facility (the "Senior Facility") consisting of a $75 million term loan, a $100 million term loan and a $25 million revolving line of credit. As of June 30, 2001, $85 million was outstanding under the loans at interest rates of the prime rate plus 3.875% and 4.25% for the six months ended June 30, 2001.

     As of June 30, 2001, the Company had an aggregate accreted value of approximately $2.0 billion outstanding under the 13 1/2% Senior Discount Notes due 2005, the 12 1/2% Senior Discount Notes due 2006, the 11 5/8% Senior Discount Notes due 2007, the 10% Notes and the 9 7/8% Notes.

     As of June 30, 2001, an aggregate amount of $1.4 billion was outstanding under the 6 3/4% Preferred Securities, the 14% Preferred Stock, the 14 1/4% Preferred Stock and the 8% Series A Convertible Preferred Stock.

Capital Expenditures

     The Company's capital expenditures, including assets acquired with cash, under capital leases and pursuant to IRU agreements were $606 million and $67 million for the six months ended June 30, 2000 and 2001, respectively.

     There is substantial uncertainty about the Company's ability to complete and place in service the Company's $202 million construction in progress balance as of June 30, 2001.

Reciprocal Compensation

     ICG has, as of June 30, 2001, a net receivable for reciprocal compensation due under interconnection agreements with ILECs of approximately $22 million. ICG received cash of approximately $37 million during the six months ended June 30, 2001, from ILECs for terminating local traffic. The Company anticipates that due to changes in the regulatory environment, reciprocal compensation revenue will continue to decline in the future.

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

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Due to the bankruptcy proceedings discussed in note 1 to the Company's unaudited consolidated financial statements for the six months ended June 30, 2001, the Company is currently in default under the 13 1/2 % Notes, 12 1/2% Notes, 11 5/8% Notes, 10% Notes, 9 7/8% Notes and the Senior Facility. In addition, the Company is in default under the 14 1/4% Preferred Stock, 14% Preferred Stock, 6 3/4% Preferred Securities and 8% Series A Convertible Preferred Stock.

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

              (10) Material Contracts.

                   10.84 Amended and Restated Employment  Agreement,  dated June
                         21, 2001, by and between ICG Communications, Inc., ICG Holdings, Inc., ICG Services, Inc., ICG Equipment, Inc., and ICG Telecom, Inc., and Randall Curran [Incorporated by reference to Exhibit 10.84 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001].

          (B) Report on Form 8-K.

              The following reports on Form 8-K were filed by the registrants during the three months ended June 30, 2001:

              None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 9, 2002.



                                           ICG COMMUNICATIONS, INC.





Date:  January 9, 2002                  By: /s/Richard E. Fish, Jr.
                                           ----------------------------------
                                           Richard E. Fish, Jr., Executive
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)






Date:  January 9, 2002                  By: /s/John V. Colgan
                                           -------------------------------------
                                           John V. Colgan, Senior Vice President
                                           and Controller (Principal Accounting
                                           Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 9, 2002.



                                           ICG HOLDINGS (CANADA) CO.





Date:  January 9, 2002                  By: /s/Richard E. Fish, Jr.
                                           ----------------------------------
                                           Richard E. Fish, Jr., Executive
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)






Date:  January 9, 2002                  By: /s/John V. Colgan
                                           -------------------------------------
                                           John V. Colgan, Senior Vice President
                                           and Controller (Principal Accounting
                                           Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 9, 2002.



                                           ICG HOLDINGS, INC.





Date:  January 9, 2002                  By: /s/Richard E. Fish, Jr.
                                           ----------------------------------
                                           Richard E. Fish, Jr., Executive
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)






Date:  January 9, 2002                  By: /s/John V. Colgan
                                           -------------------------------------
                                           John V. Colgan, Senior Vice President
                                           and Controller (Principal Accounting
                                           Officer)