Form 10-Q
period 2001-09-30
ICG COMMUNICATIONS INC /DE/
filed 2002-01-11
CIK 1013240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

161 Inverness Drive West             Not applicable
Englewood, Colorado 80112
(Address of principal executive      (Address of U.S. agent for
offices)                             service)
--------------------------------------------------------------------------------
Registrants' telephone numbers, including area codes: (888)424-1144 or (303) 414-5000

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes No |X|

     The number of outstanding common shares of ICG Communications, Inc. as of December 31, 2001 was 52,045,443. ICG Canadian Acquisition, Inc., a wholly owned subsidiary of ICG Communications, Inc., owns all of the issued and outstanding common shares of ICG Holdings (Canada) Co. ICG Holdings (Canada) Co. owns all of the issued and outstanding shares of ICG Holdings, Inc.

                                TABLE OF CONTENTS




PART I ....................................................................... 3
      ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................... 3
               Consolidated Balance Sheets as of December 31, 2000
                 and September 30, 2001 (unaudited)........................... 3
               Consolidated Statements of Operations for the Nine Months
                 Ended September 30, 2000 and 2001 (unaudited)................ 5
               Consolidated Statement of Stockholders' Deficit for the
                 Nine Months Ended September 30, 2001 (unaudited)............. 7
               Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2000 and 2001 (unaudited)................ 8
               Notes to Consolidated Financial Statements (unaudited).........10
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS......................................20
      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....30

PART II ......................................................................31
      ITEM 1.  LEGAL PROCEEDINGS..............................................31
      ITEM 2.  CHANGES IN SECURITIES..........................................31
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................31
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........31
      ITEM 5.  OTHER INFORMATION..............................................31
      ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K................................32
               Exhibits.......................................................32
               Reports on Form 8-K............................................32

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
              December 31, 2000 and September 30, 2001 (Unaudited)

                                                     December 31,  September 30,
                                                        2000           2001
                                                     ------------  -------------
                                                           (in thousands)
Assets
------

Current assets:
  Cash and cash equivalents                          $   196,980   $    139,447
  Short-term investments available for sale               17,733          4,085
  Trade receivables, net of allowance of $94.3
    million and $51.6 million at December 31,
    2000 and September 30, 2001, respectively            132,095         59,266
  Other receivables                                          994            427
  Prepaid expenses and deposits                           13,234         15,053
                                                     ------------  -------------

    Total current assets                                 361,036        218,278

Property and equipment, net (note 5)                     590,500        569,234

Restricted cash                                            9,278          7,247
Investments                                                1,650            650
Deferred financing costs, net of accumulated
  amortization of $1.2 million and $7.6 million
  at December 31, 2000 and September 30, 2001,
  respectively                                            10,969          6,310
Deposits                                                   7,019          9,807
                                                     ------------  -------------

Total Assets (note 1)                                $   980,452   $    811,526
                                                     ============  =============

                                                                     (continued)

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
               Consolidated Balance Sheets (Unaudited), Continued

                                                     December 31,  September 30,
                                                        2000           2001
                                                     ------------  -------------
                                                           (in thousands)

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities not subject to compromise:
  Accounts payable                                   $     8,774          5,979
  Accrued liabilities                                     57,888         68,740
  Deferred revenue                                        14,840          8,550
  Current portion of long-term debt (note 6)                 796            796
                                                     ------------  -------------
    Total current liabilities not subject to
      compromise                                          82,298         84,065

Liabilities subject to compromise (notes 1 and 2, 6)     784,627      2,657,396

Long-term liabilities not subject to compromise:
  Long-term debt, net of discount, less current
    portion (note 6)                                     117,784         84,707
  Capital lease obligations, less current portion              -         50,529
  Other long-term liabilities                              1,090          1,090
                                                     ------------  -------------

Total liabilities                                      2,985,799      2,877,787

Redeemable preferred stock of subsidiary (at             449,056        449,056
  liquidation value)

Mandatorily redeemable preferred securities of
  ICG Funding (at liquidation value)                     132,251        132,251

8% Series A Convertible Preferred Stock (at              785,353        785,353
  liquidation value)

Stockholders' deficit:
  Common stock, $0.01 par value, 100,000,000
    shares authorized; 52,045,443 shares issued
    and outstanding                                          520            520
  Additional paid-in capital                             882,142        882,142
  Accumulated deficit                                 (4,254,669)    (4,315,583)
                                                     ------------  -------------
Total stockholders' deficit                           (3,372,007)    (3,432,921)

Commitments and contingencies (note 7)
                                                     ------------  -------------

Total Liabilities and Stockholders' Deficit (note 1) $   980,452   $    811,526
                                                     ============  =============

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 2000 and 2001
                                   (Unaudited)

                                        Three months ended   Nine months ended
                                           September 30,       September 30,
                                       -------------------- --------------------
                                          2000       2001      2000      2001
                                       ---------- --------- ---------- ---------
                                         (in thousands, except per share data)

Revenue                                $ 145,257  $124,071  $ 477,369  $381,720

Operating costs and expenses:
  Operating costs                        118,711    84,954    304,202   282,329
  Selling, general and administrative
    expenses                              84,182    23,469    188,947    80,635
  Depreciation and amortization           99,023    18,301    236,514    50,484
  Loss on disposal of assets               2,021     1,908      2,566     9,541
  Other, net                                 433         -      1,692         -
                                       ---------- --------- ---------- ---------
    Total operating costs and expenses   304,370   128,632    733,921   422,989
                                       ---------- --------- ---------- ---------

Operating loss                          (159,113)   (4,561)  (256,552)  (41,269)

Other income (expense):
  Interest expense (contractual
    interest of $60 million and $180
    million not recorded during the
    three and nine months ended
    September 30, 2001, respectively)    (66,013)     (277)  (195,406)  (24,076)
  Interest income                          5,898     1,503     20,437     5,709
  Other income (expense), net               (352)      (95)      (349)    1,239
                                       ---------- --------- ---------- ---------
    Total other income (expense), net     60,467)    1,131   (175,318)  (17,128)
                                       ---------- --------- ---------- ---------
Loss from continuing operations
  before reorganization income
  (expense), net and accretion and
  preferred dividends                   (219,580)   (3,430)  (431,870)  (58,397)

  Reorganization income (expense),
    net (note 4)                               -    29,194          -    (2,517)
  Accretion and preferred dividends
    on preferred securities of
    subsidiaries                         (17,656)        -    (51,428)        -
  Income tax expense                         (10)        -        (10)        -
                                       ---------- --------- ---------- ---------
Income (loss) from continuing
  operations                            (237,246)   25,764   (483,308)  (60,914)

    Net income from discontinued
      operations                               -         -        736         -
                                       ---------- --------- ---------- ---------

Net income (loss)                       (237,246)   25,764   (482,572)  (60,914)

  Accretion and dividends of 8% Series
    A Convertible Preferred Stock to
    liquidation value                    (17,274)        -    (31,736)        -
  Charge for beneficial conversion
    feature of 8% Series A Convertible
    Preferred Stock                            -         -   (159,279)        -
                                       ---------- --------- ---------- ---------

Net income (loss) attributable to
  common stockholders                  $(254,520) $ 25,764  $(673,587) $(60,914)
                                       ========== ========= ========== =========

                                                                     (continued)

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 2000 and 2001
                             (Unaudited), Continued

                                        Three months ended   Nine months ended
                                           September 30,       September 30,
                                       -------------------- --------------------
                                          2000       2001      2000      2001
                                       ---------- --------- ---------- ---------
                                         (in thousands, except per share data)

Other comprehensive loss:
  Unrealized loss on long-term
    investments available for sale        (8,625)        -     (8,625)        -
                                       ---------- --------- ---------- ---------
Comprehensive income (loss)            $(263,145) $ 25,764  $(682,212) $(60,914)
                                       ========== ========= ========== =========

Net loss per share - basic and diluted:
  Net loss attributable to common
    stockholders, before net income
    from discontinued operations       $   (4.92) $   0.50  $  (13.60) $  (1.17)
  Net income from discontinued
    operations                                 -         -       0.02         -
                                       ---------- --------- ---------- ---------
Net loss per share - basic and diluted $   (4.92) $   0.50  $  (13.58) $  (1.17)
                                       ========== ========= ========== =========

Weighted average number of shares
  outstanding - basic and diluted         51,782    52,045     49,564    52,045
                                       ========== ========= ========== =========

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit
                Nine Months Ended September 30, 2001 (Unaudited)
                                 (In Thousands)


                                Common Stock    Additional                    Total
                              ----------------   Paid-in     Accumulated   Stockholders'
                               Shares   Amount   Capital       Deficit       Deficit
                              -------  -------  ----------  -------------  -------------

Balances at January 1, 2001    52,045  $  520   $ 882,142   $ (4,254,669)  $ (3,372,007)

Net loss                            -       -           -        (60,914)       (60,914)
                              -------  -------  ----------  -------------  -------------
Balances at September 30,
  2001                         52,045  $  520   $ 882,142   $(4,315,583)   $ (3,432,921)
                              =======  =======  ==========  =============  =============

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2000 and 2001 (Unaudited)

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                      2000             2001
                                                 ---------------  --------------
                                                          (in thousands)

Cash flows from operating activities:
  Net loss                                       $     (482,572)  $     (60,914)
  Net income from discontinued operations                  (736)              -
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Recognition of deferred gain                       (6,239)              -
      Accretion and preferred dividends on
        preferred securities of subsidiaries             51,428               -
      Depreciation and amortization                     236,514          50,484
      Deferred compensation                               1,294               -
      Net loss on disposal of long-lived assets           2,566           9,541
      Gain on sale of securities                           (634)              -
      Provision for uncollectible accounts               31,688           8,403
      Interest expense deferred and included in
        long-term debt, net of amounts
        capitalized on assets under construction        151,535          (1,049)
      Interest expense deferred and included in
        capital lease obligations                         3,776           5,748
      Amortization of deferred financing costs
        included in interest expense                      3,933           6,657
      Contribution to 401(k) plan through
        issuance of common stock                          4,298               -
      Realized gain on sale of available for
        sale securities                                       -          (1,542)
      Other                                                 301               -
      Change in operating assets and
        liabilities, excluding the effects of
        dispositions and noncash transactions:
          Receivables                                   (56,596)         20,114
          Prepaid expenses and deposits                  (3,738)         (1,819)
          Accounts payable and accrued
            liabilities                                  52,188           5,498
          Deferred revenue                              150,157          (6,289)
                                                 ---------------  --------------
  Net cash provided by operating activities
    before reorganization items                         139,163          34,832
      Reorganization items:
        Gain on settlement with major customer                -         (36,271)
        Change in liabilities subject to
          compromise                                          -         (29,490)
        Change in restructuring accruals                      -          (1,412)
        Other                                                 -          (1,073)
                                                 ---------------  --------------
Net cash provided (used) by operating activities        139,163         (33,414)

Cash flows from investing activities:
  Acquisition of property and equipment                (649,096)        (23,471)
  Change in accounts payable and accrued
    liabilities for acquisition of property and
    equipment                                            50,682             438
  Proceeds from disposition of property,
    equipment and other assets                               20           3,052
  Proceeds from sales of short-term
    investments available for sale                       22,368          13,648
  Proceeds from sale of marketable securities            10,634           2,542
  Decrease (increase) in restricted cash                  4,818             (65)
  Increase in long-term deposits                              -          (2,754)
  Purchase of investments                                (1,400)              -
  Reorganization items:
    Decrease in restricted cash due to
    settlement of liabilities subject to
    compromise                                                -           2,096
                                                 ---------------  --------------
Net cash used by investing activities                  (561,974)         (4,514)

                                                                     (continued)

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 2000 and 2001 (Unaudited), Continued

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                      2000             2001
                                                 ---------------  --------------
                                                          (in thousands)

Cash flows from financing activities:
  Proceeds from issuance of common stock         $       17,104   $           -
  Proceeds of 8% Series A Convertible
    Preferred Stock, net of issuance costs              720,330               -
  Proceeds from issuance of long-term debt               95,000               -
  Principal payments on capital lease
    obligations                                         (19,790)              -
  Payments on IRU agreement                            (179,497)              -
  Principal payments on long-term debt                  (90,317)              -
  Payments of preferred dividends                        (6,695)              -
  Payments of deferred debt issuance costs                 (304)         (2,000)
  Reorganization items:
    Principal payments on capital lease
      obligations subject to compromise                       -         (16,293)
    Payments of preferred dividends                           -          (1,312)
                                                 ---------------  --------------
Net cash provided (used) by financing activities        535,831         (19,605)
                                                 ---------------  --------------

Net increase (decrease) in cash and cash
  equivalents                                           113,020         (57,533)

    Net cash provided by discontinued operations            406               -
    Cash and cash equivalents, beginning of
      period                                            103,288         196,980
                                                 ---------------  --------------
Cash and cash equivalents end of period          $      216,714   $     139,447
                                                 ===============  ==============

Supplemental disclosure of cash flows
  information of continuing operations:
    Cash paid for interest                       $       30,614   $      17,089
                                                 ===============  ==============
    Cash paid for income taxes                   $          281   $           -
                                                 ===============  ==============

Supplemental schedule of noncash investing
  activities of continuing operations:
    Assets acquired pursuant to IRU agreement    $       96,903   $           -
    Assets acquired under capital leases                135,578          50,547
                                                 ---------------  --------------
Total                                            $      232,481   $      50,547
                                                 ===============  ==============

Shares issued in exchange for long-term
  investment                                     $       21,625   $           -
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

          The Company, assisted by its investment banker, Dresdner Kleinwort & Wasserstein, Inc., evaluated the enterprise value of the Company in connection with the filing of its Plan and Disclosure Statement on December 19, 2001. The enterprise value of the Company on a going concern basis was estimated to be between $350 million and $500 million. This valuation of the Company results in a valuation of the new common equity to be issued under the Plan and Disclosure Statement, in the aggregate, between approximately $136 million and $286 million, which is derived by subtracting from the Company's enterprise value the projected funded debt on the pro forma balance sheet for the Company on the date of emergence from bankruptcy. The

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

          valuation is based on numerous assumptions, including, among other things, the achievement of certain operating results, market values of publicly-traded securities of other relevant companies, and general economic and industry conditions.

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

          The filing of the Chapter 11 cases by the Debtors (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all pre-petition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date. The following table sets forth the liabilities of the Company subject to compromise as of December 31, 2000 and September 30, 2001:

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

                                                     December 31,  September 30,
                                                        2000           2001
                                                     ------------  -------------
                                                           (in thousands)

               Unsecured long-term debt              $ 1,968,781   $  1,968,781
               Unsecured creditors                       583,749        481,293
               Capital lease obligations                 197,974        187,101
               Priority creditors                         33,385         19,668
               Other secured creditors                       738            553
                                                     ------------  -------------
                                                     $ 2,784,627   $  2,657,396
                                                     ============  =============

          Additionally, pre-petition debt that is subject to compromise must be recorded at the allowed claim amount, which generally results in the write-off of any deferred financing amounts associated with the debt. Interest on debt subject to compromise ceases to accrue when bankruptcy is filed.

          Pre-petition debt of the Debtors that is not subject to compromise, specifically the senior secured credit facility and the mortgage payable with balances outstanding as of September 30, 2001 of approximately $84.6 million and $0.9 million respectively, continues to accrue interest. All principal and interest payments are negotiated by the Company and the specific lenders and must be approved by the Bankruptcy Court.

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

(2)  Significant Accounting Policies

     (a)  Basis of Presentation

          The Company's financial statements should be read in conjunction with ICG's Annual Report on Form 10-K for the year ended December 31, 2000, as certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

     Under bankruptcy accounting, the Company is required to segregate and classify certain costs as reorganization costs. The following reorganization items were incurred during the three and nine months ended September 30, 2001 (in thousands):

                                                     Three months   Nine months
                                                     ------------  -------------
         Gain on settlement with major customer      $    36,271   $     36,271
         Legal and professional fees                        (401)       (13,091)
         Severance and employee retention costs             (673)       (12,492)
         Switch site closure costs                        (1,173)        (4,355)
         Line cost termination expenses                   (2,273)        (4,992)
         Other expenses, net                              (2,557)        (3,858)
                                                     ------------  -------------
           Total                                     $    29,194   $     (2,517)
                                                     ============  =============

(5)  Property and Equipment

     Property and equipment, including assets held under capital leases, is comprised of the following:

                                                     December 31,  September 30,
                                                        2000           2001
                                                     ------------  -------------
                                                           (in thousands)

         Land                                        $     8,708   $      1,214
         Buildings and improvements                       36,307         50,358
         Furniture, fixtures and office equipment         11,799         16,813
         Machinery and equipment                           9,450         10,575
         Fiber optic equipment                           119,146        123,062
         Switch equipment                                104,947        108,053
         Fiber optic network                              56,242         82,630
         Site improvements                                     -          3,269
         Construction in progress                        205,881        180,988
         Assets held for sale                             40,500         37,504
                                                     ------------  -------------
                                                         592,980        614,466
         Less accumulated depreciation                    (2,480)       (45,232)
                                                     ------------  -------------
                                                     $   590,500   $    569,234
                                                     ============  =============

     Property and equipment includes approximately $181 million of equipment that has not been placed in service at September 30, 2001, and accordingly, is not being depreciated. The majority of this amount is related to uninstalled transport and switch equipment, software development and new network construction.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

(6)  Long-Term Debt

     As a result of the Company's bankruptcy proceedings, all contractual debt payments are suspended and subject to revised payment terms during the bankruptcy process on a specific case basis. No changes have been made in the accompanying consolidated balance sheet as to amounts or terms as a result of the filing. As of September 30, 2001, the Company is in default with respect to all of its pre-petition long-term debt, which, by its terms, would ordinarily accelerate upon the event of default. However, under bankruptcy accounting, no reclassifications are made from long-term to short-term as a result of the defaults.

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

     Long-term debt, including amounts subject to compromise, is summarized as follows:

                                                     December 31,  September 30,
                                                        2000           2001
                                                     ------------  -------------
                                                           (in thousands)

     Long-term debt not subject to compromise:
       Credit Agreement (a)                          $         -   $          -
       Senior secured financing facility
         ("Senior Facility")                              84,574         84,574
       Mortgage loan payable, secured by Company
         Headquarters (b)                                 33,077              -
       Mortgage loan payable, other                          929            929
                                                     ------------  -------------
                                                         118,580         85,503
     Long-term debt subject to compromise:
       Senior discount notes, net of discount          1,968,781      1,968,781
                                                     ------------  -------------
                                                       2,087,361      2,054,284
     Less current portion                                   (796)          (796)
                                                     ------------  -------------
                                                     $ 2,086,565   $  2,053,488
                                                     ============  =============

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

     (b)  Mortgage Payable and Capital Lease Obligation

          In June 2001, the original seller ("Seller") of the Company's corporate headquarters building, land and improvements (collectively, the "Company Headquarters") exercised its right to repurchase the
          Company Headquarters from the Company. In connection with the repurchase, the Seller agreed to assume from the Company the mortgage loan payable and other accrued liabilities related to completing the Company Headquarters. The Company recognized a $7.6 million loss on the sale. In addition, the Company agreed to lease the Company Headquarters back from the Seller under a capital lease agreement initially valued at $50.4 million ($50.5 million at September 30, 2001). Contractual payments due as of September 30, 2001 under the lease, which expires January 31, 2023, are as follows:

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

             2001                                                  $      1,295
             2002                                                         5,338
             2003                                                         5,498
             2004                                                         5,663
             2005                                                         5,833
             Thereafter                                                 130,741
                                                                   -------------
             Total minimum lease payments                               154,368
               Less amounts representing interest                       103,839
                                                                   -------------
             Present value of net minimum lease payments                 50,529
               Less current portion                                           -
                                                                   -------------
                                                                   $     50,529
                                                                   =============

(7)  Commitments and Contingencies

     As a result of the Company's filing for bankruptcy protection, all commitments and contingencies could be substantially modified during the Company's bankruptcy restructuring process.

     (a)  Network Capacity and Construction

          In January 2000, the Company signed an agreement with a major customer, whereby the Company will provide, for $126.5 million over the initial six-year term of the agreement, exclusive service over designated portions of the Company's local fiber optic networks. The Company will recognize revenue ratably over the term of the agreement, as the network capacity is available for use. The agreement was amended in March 2000 to include additional capacity for proceeds of $53.8 million. The customer may, at its option, extend the initial term of the agreement for an additional four-year period and an additional ten-year period for incremental payment at the time the option exercises. In July 2001, as part of a settlement agreement reached with the customer (see note 10), deferred revenue was reduced by $21.5 million, with a corresponding reduction in trade receivables. At September 30, 2001, $149.6 million of deferred revenue related to this agreement is reflected in liabilities subject to compromise. The customer has not yet ordered from the Company, and the Company has not yet delivered, certain equipment and services required by this agreement. The Company is currently negotiating with this customer to resolve the issue of future services.

     (b)  Telecommunications and Line Purchase Commitments

          The Company had entered into two agreements with a major interexhange carrier (the "Carrier") that required the Company to provide the Carrier with certain minimum monthly revenue, which if not met, would require payment by the Company for the difference between the minimum commitment and the actual monthly revenue. Under a settlement reached with the Carrier, effective, September 28, 2001 the Company will no longer be liable for such underutilization charges.

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

          The Company has, as of September 30, 2001, a net receivable for the transport and termination of such traffic of approximately $8.7 million. The Company received cash of approximately $52.2 million, during the nine months ended September 30, 2001, from certain ILECs for terminating local and toll traffic.

          The Company has recognized reciprocal compensation revenue of approximately $30.1 million and $18.6 million in the three months ended September 30, 2000 and 2001, respectively, and $120.6 million and $51.4 million in the nine months ended September 30, 2000 and 2001, respectively.

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

     However, summarized combined financial information for Holdings and its subsidiaries is as follows:

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued


                Summarized Consolidated Balance Sheet Information

                                                     December 31,  September 30,
                                                         2000           2001
                                                     ------------  -------------
                                                           (in thousands)

      Current assets                                 $   325,851   $    160,040
      Property and equipment, net                        143,208        184,258
      Other non-current assets, net                       21,754         20,261
                                                     ------------  -------------
        Total assets                                 $   490,813   $    364,559
                                                     ============  =============

      Current liabilities                            $   248,745   $    317,864
      Liabilities subject to compromise                2,508,080      2,431,540
      Long-term debt, less current portion                   883            883
      Capital lease obligations, less current
        portion                                                -         50,529
      Other long-term liabilities                          1,090          1,090
      Redeemable preferred stock                         449,057        449,057
      Stockholder's deficit                           (2,717,042)    (2,886,404)
                                                     ------------  -------------
        Total liabilities and stockholders' deficit  $   490,813   $    364,559
                                                     ============  =============

           Summarized Consolidated Statement of Operations Information

                                      Three months ended     Nine months ended
                                         September 30,         September 30,
                                     --------------------- ---------------------
                                        2000       2001       2000      2001
                                     ---------- ---------- ---------- ----------
                                                   (in thousands)

 Total revenue                       $ 131,905  $ 123,106  $ 452,210  $ 378,264
 Total operating costs and expenses    331,615    156,529    771,102    504,809
                                     ---------- ---------- ---------- ----------
 Operating loss                      $(199,710) $ (33,423) $(318,892) $(126,545)
                                     ========== ========== ========== ==========

 Loss from continuing operations     $(171,310) $ (42,393) $(411,635) $(169,362)
                                     ========== ========== ========== ==========

 Net loss                            $(215,371) $ (42,393) $(455,341) $(169,362)
                                     ========== ========== ========== ==========

Condensed financial information for Holdings-Canada only is as follows:

                       Condensed Balance Sheet Information

                                                     December 31,  September 30,
                                                        2000           2001
                                                     ------------  -------------
                                                           (in thousands)


      Current assets                                 $        82   $         82
      Advances to subsidiaries                                 -              -
                                                     ------------  -------------
        Total assets                                 $        82   $         82
                                                     ============  =============

      Current liabilities                                      -              -
      Liabilities subject to compromise                  (11,474)       (11,474)
      Due to parent                                            -              -
      Share of losses of subsidiaries                  2,717,042      2,886,404
      Shareholders' deficit                           (2,705,486)    (2,874,848)
                                                     ------------  -------------
        Total liabilities and shareholders' deficit  $        82   $         82
                                                     ============  =============

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

                  Condensed Statement of Operations Information

                                      Three months ended     Nine months ended
                                         September 30,         September 30,
                                     --------------------- ---------------------
                                        2000       2001       2000      2001
                                     ---------- ---------- ---------- ----------
                                                   (in thousands)

Total revenue                        $       -  $       -  $       -  $       -
Total operating costs and expenses           -          -         12          -

                                     ---------- ---------- ---------- ----------
Operating loss                               -          -        (12)         -
Losses of subsidiaries                (215,371)   (42,393)  (455,341)  (169,362)
                                     ---------- ---------- ---------- ----------
Net loss attributable to common
  shareholders                       $(215,371) $ (42,393) $(455,353) $(169,362)
                                     ========== ========== ========== ==========

(9)  Condensed  Financial  Information  of  ICG  Communications,  Inc.  ("Parent
     Company")

     The primary assets of ICG are its investments in ICG Services, ICG Tevis, ICG Funding and Holdings-Canada, including advances to those subsidiaries. Certain corporate expenses of the Parent Company are included in ICG's statement of operations and were approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2000, respectively. Such expenses were $0.1 million for the nine months ended September 30, 2001, and were not significant for the three months ended September 30, 2001. ICG has no operations other than those of ICG Services, ICG Funding and Holdings-Canada and their subsidiaries.

(10) Major customer

     A significant amount of the Company's revenue is derived from long-term contracts with large customers, including one major customer (the "Customer"). For the three months ended September 30, 2001, the Customer accounted for approximately 21%, or $25.7 million, of total revenue. For the nine months ended September 30, 2001, the Customer accounted for approximately 15%, or $56.4 million, of total revenue. Revenue from the Customer represented less than 10% of total revenue for the three and nine months ended September 30, 2000.

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

     Pursuant to the terms of the Settlement Agreement, the Company settled a $54.8 million net receivable from the Customer for $10.0 million, and wrote off $60.5 million in accruals and payables and $22.1 million in deferred revenue. The remaining $149.6 million of deferred revenue at September 30, 2001, related to an agreement to provide the Customer with exclusive service over designated portions of the Company's local fiber optic networks (see note 7 (a)) was not fully settled and remains reflected in liabilities subject to compromise. Based on the terms of the Settlement Agreement, the Company has recorded a gain of approximately $37.8 million, $36.3 million of which is reflected in reorganization items and $1.5 million in interest expense in the accompanying consolidated statement of operations. The gain may be adjusted if certain transactions contemplated by the Settlement Agreement are consummated. It is not possible to determine the amount of the adjustments at this time.

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

     The results of operations for the nine months ended September 30, 2000 and 2001 represent the consolidated operating results of the Company. (See the unaudited consolidated financial statements of the Company for the nine months ended September 30, 2001 included elsewhere herein.) The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31. All dollar amounts are in U.S. dollars.

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

     ICG is focusing on improving its overall profitability and began a restructuring process in the second half of 2000 that has resulted in a substantial reduction in operating and capital expenditures. These reductions include reducing the full-time employee count from 2,811 at the end of the third quarter of 2000 to 2,054 as of year-end 2000, and 1,389 as of September 30, 2001. The Company has met with essential vendors in an effort to ensure continued access to required equipment and services. The Company is also executing a customer retention campaign designed to enhance customer relationships throughout the restructuring process and thereafter. ICG anticipates these restructuring efforts will conserve capital, enhance profitability and assist in retaining key customers.

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

     The Company, assisted by its investment banker, DrKW, evaluated the enterprise value of the Company in connection with the filing of its Plan and Disclosure Statement on December 19, 2001. The enterprise value of the Company on a going concern basis was estimated to be between $350 million and $500 million. This valuation of the Company results in a valuation of the new common equity to be issued under the Plan and Disclosure Statement, in the aggregate, between approximately $136 million and $286 million, which is derived by subtracting from the Company's enterprise value the projected funded debt on the pro forma balance sheet for the Company on the date of emergence from bankruptcy. The valuation is based on numerous assumptions, including, among other things, the achievement of certain operating results, market values of publicly-traded securities of other relevant companies, and general economic and industry conditions.

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

                                                                      Financial Data
                                        Three months ended September 30,          Six months ended September 30,
                                     --------------------------------------- ---------------------------------------
                                             2000                2001                2000                2001
                                     ------------------- ------------------- ------------------- -------------------
                                         $          %         $         %        $          %         $         %
                                     ---------- -------- ---------- -------- ---------- -------- ---------- --------
                                                                        (unaudited)
                                                                 ($ values in thousands)


Statement of Operations Data:
Revenue                                145,257      100    124,071      100    477,369      100    381,720      100
Operating costs                        118,711       82     84,954       68    304,202       64    282,329       74
Selling, general and administrative     84,182       58     23,469       19    188,947       40     80,635       21
Depreciation and amortization           99,023       68     18,301       15    236,514       50     50,484       13
Loss on disposal of asset                2,021        1      1,908        2      2,566        -      9,541        3
Other, net                                 433        -          -        -      1,692        -          -        -
                                     ---------- -------- ---------- -------- ---------- -------- ---------- --------
  Operating loss                      (159,113)    (109)    (4,561)      (4)  (256,552)     (54)   (41,269)     (11)

Other Data:
EBITDA (1)                             (57,636)     (40)    15,648       13    (15,780)      (3)    18,756        5
Net cash provided (used) by
  operating activities                  36,084               3,940             139,163             (33,414)
Net cash used by investing
  activities                          (186,516)              2,033            (561,974)             (4,514)
Net cash provided (used) by
  financing activities                (129,412)             (1,822)            535,831             (19,605)
  financing
Capital expenditures (2)               319,209               6,744             881,577              74,018

________________________________________________________________________________

                                                             Statistical Data (unaudited) (3)
                                           September 30,  December 31,  March 31,    June 30,   September 30,
                                               2000          2000          2001        2001         2001
                                           -------------  ------------  ----------  ----------  -------------

Full time employees                               2,811         2,054       1,476       1,422          1,389
Access lines in service, in thousands (4)         1,074           950         778         719            789

Buildings connected:
  On-net                                            936           925         925         881            902
  Hybrid (5)                                      8,584         8,659       8,151       7,264          6,315
                                           -------------  ------------  ----------  ----------  -------------
    Total buildings connected                     9,520         9,584       9,076       8,145          7,217

Operational switches:
  Circuit                                            47            47          44          44             43
  ATM                                                24            26          26          27             26
                                           -------------  ------------  ----------  ----------  -------------
    Total operational switches                       71            73          70          71             69
Regional fiber route miles (6):
  Operational                                     4,816         5,577       5,577       5,577          5,542
  Under construction                                508             -           -           -              -
Regional fiber strand miles (7):
  Operational                                   192,422       166,498     166,498     166,498        165,847
  Under construction                             14,891             -           -           -              -
Collocations with ILECs                             188           160         160         160            148


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

(4) Access lines in service at September 30, 2001 includes lines provisioned through the Company's switch and through resale and other agreements with various local exchange carriers. Beginning in the nine months ended September 30, 2001, access lines in service include only provisioned lines generating revenue.

(5) Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities.

(6) Regional fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of September 30, 2001, the Company had approximately 5,542 regional fiber route miles. Regional fiber route miles under construction represents fiber under construction.

(7) Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of September 30, 2001, the Company had approximately 165,847 regional fiber strand miles, of which 45,445 regional fiber strand miles were leased under operating leases. Regional fiber strand miles under construction represents fiber under construction.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenue

                                Three Months Ended September 30,
                            ----------------------------------------
                                   2000                 2001
                            -------------------- -------------------
                                $          %         $         %
                            ---------  --------- --------- ---------
                                    ($ values in thousands)
Dial-Up                       37,840         26    45,380        37
Point-to-Point Broadband      40,423         28    36,069        29
Corporate Services            36,911         25    24,030        19
Reciprocal Compensation       30,083         21    18,592        15
                            ---------  --------- --------- ---------
   Total Revenue             145,257        100   124,071       100
                            =========  ========= ========= =========

     Total revenue decreased $21.2 million, or 15%, for the three months ended September 30, 2001 compared with the same period in 2000. The decrease was due to decreases in Point-to-Point, Corporate Services and Reciprocal Compensation revenues, offset by an increase in Dial-Up revenue.

     Dial-Up revenue is earned by providing PRI ports (one and two way) and managed modem (IRAS) services to ISPs and other communication service companies. Dial-Up revenue increased $7.5 million, or 20%, from $37.8 million in 2000 to $45.3 million in 2001. The increase in Dial-Up revenue was primarily due a 36% increase in average monthly revenue per port, offset by a 12% decrease in billed line count. The increase in average monthly revenue per port was due to significant service level credits issued in the third quarter of 2000 due to network performance issues associated with the IRAS product. Dial-Up revenue's contribution to total revenue rose from 26% in the third quarter of 2000 to 37% in the third quarter of 2001.

     Point-to-Point Broadband revenue is generated from service provided to interexchange carriers ("IXC"s) and end-user business customers. This service provides dedicated bandwidth and offers DS1 to OC-192 capacity to connect: (i) long-haul carriers to local markets, large companies and other long-haul carrier facilities; and (ii) large companies to their long distance carrier facilities and other facilities. Point-to-Point Broadband revenue decreased $4.4 million, or 11%, from $40.4 million in 2000 to $36.1 million in 2001, primarily due to lower special access, switched access and SS7 revenues, which decreased due to increased customer churn levels. Point-to-Point Broadband revenue's contribution to total revenue rose from 28% in the third quarter of 2000 to 29% in the third quarter of 2001.

     Corporate Services revenue includes local, long distance, enhanced telephony and data services to businesses over its fiber optic networks located in major metropolitan areas in California, Colorado, Ohio, Texas and the

Southeast. Corporate Services revenue decreased $12.9 million, or 35%, from $36.9 million in 2000 to $24.0 million in 2001. The billed line count decreased 28% from the third quarter of 2000 to the third quarter of 2001, due to transitioning customers in non-focus areas to other carriers, while the average monthly revenue per line decreased 10%. Corporate Services revenue for the third quarter of 2001 reflects a 56% decrease in long distance revenue, due to the continued attrition of resale access lines which had high long distance service penetration rates. In addition, carrier access billing service revenue decreased 48% primarily due to revenue earned but not recognized because of collection concerns. The Company entered into an agreement to transfer its long distance revenue stream in the fourth quarter of 2001. These customers generated $2.8 million and $1.2 million in the three months ended September 30, 2000 and 2001, respectively. The related margin was not significant.

     Reciprocal Compensation has historically constituted an important source of revenue for the Company. Reciprocal Compensation revenue is primarily earned pursuant to interconnection agreements with incumbent local exchange carriers ("ILECs") for the transport and termination of calls originated by ILEC customers, including Internet bound calls. Due to changes in the regulatory environment and as a means of gaining certainty with respect to the continued collection of Reciprocal Compensation revenue, the Company negotiated voluntary settlement agreements with certain of its ILEC customers in the first half of 2000 that provide for the payment of Reciprocal Compensation for terminating ISP traffic, but at rates lower than the Company had historically received. As a result, Reciprocal Compensation's contribution to total revenue decreased from 21% in 2000 to 15% in 2001. The decrease in Reciprocal Compensation revenue reflects a 14% decrease in minutes of use ("MOU"s) and a 29% decrease in the average revenue earned per MOU. The Company anticipates that due to changes in the regulatory environment, Reciprocal Compensation revenue will continue to decline in the future.

     A significant amount of the Company's revenue is derived from long-term contracts with large customers, including one major customer. For the three months ended September 30, 2001, this customer accounted for approximately 21%, or $25.7 million, of total revenues. Revenue from this customer represented less than 10% of total revenue for the three months ended September 30, 2000. The loss of this customer, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

Operating costs

     Total operating costs decreased from $119 million for the three months ended September 30, 2000 to $85 million for the same period in 2001, a 28% decrease. Operating costs consist primarily of payments to ILECs, other competitive local exchange carriers ("CLEC"s), and long distance carriers for the use of network facilities to support local, special, switched access services, and long distance services as well as internal network operating costs, right of way fees and other operating costs. Internal network operating costs include the cost of engineering and operations personnel dedicated to the operations and maintenance of the network. In the second quarter of 2000, the Company significantly increased the number of leased PRI and related backbone/backhaul expenses. Through the bankruptcy proceedings, the Company has significantly reduced excess leased capacity, thereby reducing operating costs. Operating costs decreased as a percentage of revenue from 82% for 2000 to 68% for 2001 due to the aforementioned cost savings and despite the decrease in reciprocal compensation revenue, which generates significantly higher margins than the Company's other revenue sources.

Selling, general and administrative expenses

     Total selling, general and administrative ("SG&A") expenses decreased from $84 million for the three months ended September 30, 2000 to $23 million for the same period in 2001, a 72% decrease. SG&A expenses decreased as a percentage of revenue from 58% for 2000 to 19% for 2001. This decrease is primarily attributable to higher staff levels in 2000 than in 2001. The number of full time employees decreased from 2,811 at September 30, 2000 to 1,389 at September 30, 2001, while the average number of employees decreased 52% from the third quarter of 2000 to the third quarter of 2001. In addition, bad debt expense decreased $28 million from 2000 to 2001, primarily due to additional reserves recorded in 2000 to account for contract disputes with certain ISP customers, as well as to address collection concerns associated with the business and regulatory environment changes that occurred in 2000. The decrease in SG&A expenses is also due to lower facilities costs as the Company consolidates its locations during the restructuring process.

Depreciation and amortization

     Depreciation and amortization decreased from $99 million for the three months ended September 30, 2000 to $18 million for the same period in 2001. The decrease is due to the reduced asset values as a result of the $1.7 billion asset impairment recorded at December 31, 2000.

Loss on disposal of asset

     Loss on disposal of asset of approximately $2 million for the three months ended September 30, 2001 represents retirements of property and equipment.

Interest expense

     Interest expense decreased from $66 million for the three months ended September 30, 2000 to $0.3 million for the same period in 2001. Interest on debt subject to compromise ceased to accrue as of the Petition Date. Contractual interest that was not recorded due to the bankruptcy proceedings totaled $60 million for the three months ended September 30, 2001. Included in interest expense for the three months ended September 30, 2000 and 2001 was $51 million and $8 million of noncash interest, respectively. Additionally, interest expense is net of interest capitalized related to construction in progress of $3 million for the three months ended September 30, 2000, and is not significant for the three months ended September 30, 2001.

Interest income

     Interest income decreased from $6 million for the three months ended September 30, 2000 to $2 million for the same period in 2001. The decrease is attributable to the decrease in cash, cash equivalents and short-term investments balances.

Reorganization income (expense), net

     Net reorganization income of $29 million for the three months ended September 30, 2001 consists of items associated with the bankruptcy proceedings that are not directly attributable to the ongoing operations of the Company. Reorganization income represents a $36 million gain on the settlement with a major customer, offset by $1 million in severance and retention costs, $1 million in costs related to the closing of certain switch sites, $2 million in line cost cancellation fees and $3 million of other costs.

Accretion and preferred dividends on preferred securities of subsidiaries

     Accretion of costs and preferred dividends on preferred securities of subsidiaries was $18 million for the three months ended September 30, 2000. The Company did not record any amounts during the three months ended September 30, 2001 as all offering costs were written off and discounts accreted as of December 31, 2000. Accretion and preferred dividends on preferred securities of subsidiaries recorded during the three months ended September 30, 2000 consisted of the accretion of issuance costs and the accrual of the preferred securities dividends associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009, the 14% Preferred Stock and the 14 1/4% Preferred Stock.

Accretion  and  dividends  of  8%  Series  A  Convertible   Preferred  Stock  to
liquidation value

     Accretion and dividends of 8% Series A Convertible Preferred Stock to liquidation value in 2000 is comprised of the dividends and the accretion to liquidation value of the 8% Series A Convertible Preferred Stock of $14 million.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue

                                Three Months Ended September 30,
                            ----------------------------------------
                                   2000                 2001
                            -------------------- -------------------
                                $          %         $         %
                            ---------  --------- --------- ---------
                                    ($ values in thousands)
Dial-Up                      123,434         26   132,631        35
Point-to-Point Broadband     134,646         28   117,443        31
Corporate Services            98,729         21    80,270        21
Reciprocal Compensation      120,560         25    51,376        13
                            ---------  --------- --------- ---------
  Total Revenue              477,369        100   381,720       100
                            =========  ========= ========= =========

     Total revenue decreased $95.6 million, or 20%, for the nine months ended September 30, 2001 compared with the same period in 2000. The decrease was due primarily to decreases in Point-to-Point Broadband, Corporate Services and Reciprocal Compensation revenue, offset by an increase in Dial-Up revenue.

     Dial-Up revenue increased $9.2 million, or 7%, from $123.4 million in 2000 to $132.6 million in 2001. The increase in Dial-Up revenue was primarily due a 5% increase in average monthly revenue per port and a 3% increase in billed line count. The increase in average monthly revenue per port was due primarily to significant service level credits issued in the third quarter of 2000. Dial-Up revenue's contribution to total revenue rose from 26% in the first nine months of 2000 to 35 % in the first nine months of 2001.

     Point-to-Point Broadband revenue decreased $17.2 million, or 13%, from $134.6 million in 2000 to $117.4 million in 2001. The decrease in Point-to-Point Broadband revenue was primarily due to $11.5 million in non-recurring revenue recognized in the first quarter of 2000 under the Company's fiber optic lease agreement with a major carrier. In addition, special access, switched access and SS7 revenues decreased primarily due to higher customer churn levels. Point-to-Point Broadband revenue's contribution to total revenue rose from 28% in the first nine months of 2000 to 31% in the first nine months of 2001.

     Corporate Services revenue decreased $18.5 million, or 19%, from $98.7 million in 2000 to $80.3 million in 2001. Corporate Services revenue decreased due to a 15% decrease in the billed line count, due to transitioning customers in non-focus areas to other carriers, and an 4% decrease in the average monthly revenue per line. Corporate Services revenue for the first nine months of 2001 reflects a 47% decrease in long distance revenue, due to the continued attrition of resale access lines which had high long distance service penetration rates. In addition, carrier access billing service revenue decreased 37% primarily due to revenue earned but not recognized because of collection concerns. The Company entered into an agreement to transfer its long distance revenue stream in the fourth quarter of 2001. These customers generated $9.5 million and $5.0 million in the nine months ended September 30, 2000 and 2001, respectively. The related margin was not significant.

     Reciprocal Compensation revenue decreased $69.2 million, or 57%, from $120.6 million in 2000 to $51.4 million in 2001. Reciprocal Compensation's contribution to total revenue decreased from 25% in 2000 to 13% in 2001. The decrease in Reciprocal Compensation revenue reflects a 5% decrease in MOUs and a 56% decrease in the average revenue earned per MOU. The Company anticipates that due to changes in the regulatory environment, Reciprocal Compensation revenue will continue to decline in the future.

     A significant amount of the Company's revenue is derived from long-term contracts with large customers, including one major customer. For the nine months ended September 30, 2001, this customer accounted for approximately 15%, or $56.4 million, of total revenue. Revenue from this customer represented less than 10% of total revenue for the nine months ended September 30, 2000. The loss of this customer, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

Operating costs

     Total operating costs decreased from $304 million for the nine months ended September 30, 2000 to $282 million for the same period in 2001, a 7% decrease. In the second quarter of 2000, the Company significantly increased the number of leased PRI and related backbone/backhaul expenses. Through the bankruptcy proceedings, the Company has significantly reduced excess leased capacity, thereby reducing operating costs. However, much of these savings were not realized until after March 31, 2001. Operating costs increased as a percentage of revenue from 64% for 2000 to 74% for 2001, primarily due to the decrease in reciprocal compensation revenue, which generates significantly higher margins than the Company's other revenue sources.

Selling, general and administrative expenses

     Total selling, general and administrative expenses decreased from $189 million for the nine months ended September 30, 2000 to $81 million for the same period in 2001, a 57% decrease. SG&A expenses decreased as a percentage of revenue from 40% for 2000 to 21% for 2001. This decrease is primarily attributable to higher staff levels in 2000 than in 2001. The number of full time employees decreased from 2,811 at September 30, 2000 to 1,389 at September 30, 2001, while the average number of employees decreased 48% from the first nine months of 2000 to the first nine months of 2001. In addition, bad debt expense decreased $23 million from 2000 to 2001 primarily due to additional reserves recorded in 2000 to account for contract disputes with certain ISP customers, as well as to address collection concerns associated with the business and regulatory environment changes that occurred in 2000. The decrease is also due to lower facilities costs as the Company consolidates its locations during the restructuring process.

Depreciation and amortization

     Depreciation and amortization decreased from $237 million for the nine months ended September 30, 2000 to $50 million for the same period in 2001. The decrease is due to the reduced asset values as a result of the $1.7 billion asset impairment recorded at December 31, 2000.

Loss on disposal of asset

     Loss on disposal of asset of approximately $10 million for the nine months ended September 30, 2001 relates primarily to the loss on the sale and leaseback of the Company's headquarters.

Interest expense

     Interest expense decreased from $195 million for the nine months ended September 30, 2000 to $24 million for the same period in 2001. Interest on debt subject to compromise ceased to accrue as of the Petition Date. Contractual interest that was not recorded due to the bankruptcy proceedings totaled $180 million for the nine months ended September 30, 2001. Included in interest expense for the nine months ended September 30, 2000 and 2001 was $159 million and $11 million of noncash interest, respectively. Additionally, interest expense is net of interest capitalized related to construction in progress of $7 million and $1 million during the nine months ended September 30, 2000 and 2001, respectively.

Interest income

     Interest income decreased from $20 million for the nine months ended September 30, 2000 to $6 million for the same period in 2001. The decrease is attributable to the decrease in cash, cash equivalents and short-term investments balances.

Net reorganization income (expense), net

     Net reorganization expense of $3 million for the nine months ended September 30, 2001 consists of items associated with the bankruptcy proceedings that are not directly attributable to the ongoing operations of the Company. Reorganization expense represents a $36 million gain on the settlement with a major customer, offset by $13 million in legal and professional fees, $13 million in severance and retention costs, $4 million in costs related to the closing of certain switch sites, $5 million in line cost cancellation fees and $4 million of other costs.

Accretion and preferred dividends on preferred securities of subsidiaries

     Accretion of costs and preferred dividends on preferred securities of subsidiaries was $51 million for the nine months ended September 30, 2000. The Company did not record any amounts during the nine months ended September 30, 2001 as all offering costs were written off and discounts accreted as of December 31, 2000. Accretion and preferred dividends on preferred securities of subsidiaries recorded during the nine months ended September 30, 2000 consisted of the accretion of issuance costs and the accrual of the preferred securities dividends associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009, the 14% Preferred Stock and the 14 1/4% Preferred Stock.

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

Charge for beneficial conversion feature of 8% Series A Convertible Preferred Stock

     Charge for beneficial conversion of 8% Series A Convertible Preferred Stock during the nine months ended September 30, 2000 relates to the charge of $159 million of the proceeds of the 8% Series A Convertible Preferred Stock which was allocated to the intrinsic value of the beneficial conversion feature of the convertible preferred securities to additional paid-in capital. As the 8% Series A Convertible Preferred Stock is immediately convertible into shares of ICG common stock, the beneficial conversion feature was recognized immediately as a return to the preferred shareholders during the nine months ended September 30, 2000.

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

     On December 4, 2000, the Company finalized its Debtor-in-Possession Revolving Credit Agreement with Chase Manhattan Bank (the "Credit Agreement"). The Credit Agreement originally provided for up to $350 million in financing, which was subsequently amended to $200 million. At September 30, 2001, the Company had cash and short-term investments of approximately $144 million, with no amounts drawn under the Credit Agreement. On November 7, 2001 the Company terminated the Credit Agreement. Management believes that cash and short-term investments of approximately $151 million at November 30, 2001, along with protection under bankruptcy law, should enable the Company to fund operations through the bankruptcy restructuring process. However, there can be no assurance that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements, or that the Company will achieve or sustain profitability or positive EBITDA in the future.

     At September 30, 2001, the Company had $2,657 million of liabilities outstanding subject to compromise, including $1,969 million of indebtedness, and $1,366 million of mandatorily redeemable preferred shares. As a result of filing for protection under bankruptcy law, the Company is not currently paying any of the debt service or preferred stock dividend obligations that have been outstanding since November 14, 2000, except for certain interest-only payments on some of the Company's secured debt. In addition, future payment of principal and interest on all of the outstanding indebtedness and dividends on the preferred shares is subject to court approval and may be discharged in whole or in part in bankruptcy with proceeds from the court approved plan of reorganization or liquidation of the Company. At this time, there can be no assurance as to the amount of payment, if any, that will be made to these debtors and shareholders.

     The Company's Plan filed with the Bankruptcy Court on December 19, 2001 does not require any additional debt or equity financing. No assurance can be given that the Plan will be approved by the Bankruptcy Court or that the Company will be successful in reorganizing its affairs within the Chapter 11 proceedings.

Net Cash Provided (Used) By Operating Activities

     The Company's operating activities provided $139 million and used $33 million of net cash in the nine months ended September 30, 2000 and 2001, respectively. In 2001, net cash provided by operating activities before reorganization items contributed approximately $35 million of net cash, comprised of cash generated by operating results and working capital of approximately $45 million, other sources of approximately $1 million, offset by interest paid net of interest income of approximately $11 million. Reorganization items include approximately $36 million of income from a non-cash settlement with a major customer, $33 million of cash expenses and a reduction in the liabilities subject to compromise primarily due to the adjustment of pre-petition accruals. Net cash used in operating activities for the nine months ended September 30, 2000 includes approximately $162 million of deferred interest expense, which interest was not accrued or deferred in the nine months ended September 30, 2001 due to the Company's bankruptcy proceedings.

Net Cash Used By Investing Activities

     Investing activities used $562 million and $5 million in the nine months ended September 30, 2000 and 2001, respectively. Net cash used by investing activities for the nine months ended September 30, 2000 includes proceeds from the sales of short-term investments available for sale and marketable securities of $33 million, offset by cash expended for the acquisition of property, equipment and other assets of $598 million. Net cash used by investing activities for the nine months ended September 30, 2001 primarily includes cash expended for the acquisition of property, equipment and other assets of $23 million, partially offset by proceeds from the sale of short-term investments available for sale and marketable securities of $16 million. The Company acquired assets under capital leases of $51 million during the nine months ended September 30, 2001.

Net Cash Provided (Used) By Financing Activities

     Financing activities provided $536 million in the nine months ended September 30, 2000, which includes proceeds from the issuance of the 8% Series A Convertible Preferred Stock, long-term debt and from the issuance of common stock in conjunction with the exercise of options and warrants and the Company's employee stock purchase plan, offset by principal payments on IRU agreement, long-term debt and capital leases and payments of preferred dividends on preferred securities of subsidiaries. Cash used by financing activities for the nine months ended September 30, 2001 of $20 million consists primarily of principal payments on capital lease obligations subject to compromise.

     On August 12, 1999, ICG Equipment and NetAhead entered into a $200 million Senior Facility consisting of a $75 million term loan, a $100 million term loan and a $25 million revolving line of credit. As of September 30, 2001, $85 million was outstanding under the loans at interest rates of the prime rate plus 3.875% and 4.25% for the nine months ended September 30, 2001.

     As of September 30, 2001, the Company had an aggregate accreted value of approximately $2.0 billion outstanding under the 13 1/2% Senior Discount Notes due 2005, the 12 1/2% Senior Discount Notes due 2006, the 11 5/8% Senior Discount Notes due 2007, the 10% Notes and the 9 7/8% Notes.

     As of September 30, 2001, an aggregate amount of $1.4 billion was outstanding under the 6 3/4% Preferred Securities, the 14% Preferred Stock, the 14 1/4% Preferred Stock and the 8% Series A Convertible Preferred Stock.

Capital Expenditures

     The Company's capital expenditures, including assets acquired with cash, under capital leases and pursuant to IRU agreements were $831 million and $74 million for the nine months ended September 30, 2000 and 2001, respectively.

     There is substantial uncertainty about the Company's ability to complete and place in service the Company's $181 million construction in progress balance as of September 30, 2001.

Reciprocal Compensation

     ICG has, as of September 30, 2001, a net receivable for reciprocal compensation due under interconnection agreements with ILECs of approximately $9 million. ICG received cash of approximately $53 million during the nine months ended September 30, 2001, from ILECs for terminating local and toll traffic. The Company anticipates that due to changes in the regulatory environment, reciprocal compensation revenue will continue to decline in the future.

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

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Due to the bankruptcy proceedings discussed in note 1 to the Company's unaudited consolidated financial statements for the nine months ended September 30, 2001, the Company is currently in default under the 13 1/2 % Notes, 12 1/2% Notes, 11 5/8% Notes, 10% Notes, 9 7/8% Notes and the Senior Facility. In addition, the Company is in default under the 14 1/4% Preferred Stock, 14% Preferred Stock, 6 3/4% Preferred Securities and 8% Series A Convertible Preferred Stock.

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

         (B)  Report on Form 8-K.

              The following reports on Form 8-K were filed by the registrants during the three months ended September 30, 2001:

                None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 9, 2002.



                                    ICG COMMUNICATIONS, INC.





Date:  January 9, 2002           By: /s/ Richard E. Fish, Jr.
                                     ---------------------------------
                                     Richard E. Fish, Jr., Executive
                                     Vice President andChief Financial
                                     Officer (Principal Financial
                                     Officer)





Date:  January 9, 2002           By: /s/ John V. Colgan
                                     ---------------------------------
                                     John V. Colgan, Senior Vice
                                     President and Controller
                                     (Principal Accounting Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 9, 2002.



                                    ICG HOLDINGS (CANADA) CO.





Date:  January 9, 2002           By: /s/ Richard E. Fish, Jr.
                                     ---------------------------------
                                     Richard E. Fish, Jr., Executive
                                     Vice President andChief Financial
                                     Officer (Principal Financial
                                     Officer)





Date:  January 9, 2002           By: /s/ John V. Colgan
                                     ---------------------------------
                                     John V. Colgan, Senior Vice
                                     President and Controller
                                     (Principal Accounting Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 9, 2002.



                                    ICG HOLDINGS, INC.





Date:  January 9, 2002           By: /s/ Richard E. Fish, Jr.
                                     ---------------------------------
                                     Richard E. Fish, Jr., Executive
                                     Vice President andChief Financial
                                     Officer (Principal Financial
                                     Officer)





Date:  January 9, 2002           By: /s/ John V. Colgan
                                     ---------------------------------
                                     John V. Colgan, Senior Vice
                                     President and Controller
                                     (Principal Accounting Officer)