Form 10-K
period 2001-12-31
ICG COMMUNICATIONS INC /DE/
filed 2002-04-16
CIK 1013240

Use these links to rapidly review the document
Table of Contents
PART IV
FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission File Number 1-11965)

ICG COMMUNICATIONS, INC.
(Debtor-in-Possession as of November 14, 2000)
(Exact names of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1342022 (IRS Employer Identification No.)
161 Inverness Drive West Englewood, Colorado 80112 (Address of principal executive offices)	Not applicable (Address of U.S. agent for service)

Registrants' telephone numbers, including area codes: (888) 424-1144 or (303) 414-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of class
Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value (53,706,777 shares outstanding as of April 9, 2002)	OTC Market

        Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of April 9, 2002 the aggregate market value of ICG Communications, Inc. Common Stock held by non-affiliates (using the closing price of $0 on April 9, 2002) was approximately $0.

Table of Contents

PART I
ITEM 1. BUSINESS
Overview
Bankruptcy Proceedings
Industry
Business and Strategy
Product Offerings
Dial-Up Services (ISP Business)
Point-to-Point Broadband
Corporate Services
Sales, Customer Care, Marketing and Customer Concentration
Network and Facilities
Competition
Regulatory Activity
Financing Activities
Employees
Certain Risk Factors
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reorganization and Emergence from Bankruptcy
Critical Accounting Policies
Company Overview
Liquidity and Capital Resources
Results of Operations
Quarterly Results
Net Operating Loss Carryforwards
New Accounting Standards
Reciprocal Compensation
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORT ON FORM 8-K
Financial Statements
Report on Form 8-K
Exhibits
Financial Statement Schedule
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE

PART I

        Unless the context otherwise requires, the term "Company", "ICG" or "Registrant" means the combined business operations of ICG Communications, Inc. and its subsidiaries, including ICG Holdings (Canada) Co. ("Holdings-Canada"), ICG Holdings, Inc. ("Holdings") and ICG Services, Inc. ("ICG Services"). All dollar amounts are in U.S. dollars.

        The Business section and other parts of this Report contain "forward-looking statements" intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements include words such as "intends," "anticipates," "expects," "estimates," "plans," "believes" and other similar words. Additionally, statements that describe the Company's future plans, objectives or goals also are forward-looking statements. More specifically, as a result of the Company's bankruptcy filing (discussed below), the Company has provided certain business projections or forecasts in this Report. The Company does not anticipate that it will, and disclaims any obligation to, furnish updated projections or forecasts in the future. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. See "Certain Risk Factors."

ITEM 1.    BUSINESS

OVERVIEW

        ICG provides voice, data and Internet communication services. Headquartered in Englewood, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure offering:

  •
  Dial-Up services including primary rate interface ("PRI") and remote access services ("RAS") (sometimes referred to as "managed modem services") on a wholesale basis to national and regional Internet service providers ("ISPs").

  •
  Point-to-Point Broadband service providing traditional special access service to long distance and long-haul carriers and medium to large-sized corporate customers, as well as switched access and SS7 services.

  •
  Corporate Services, primarily retail voice and data services to businesses with an emphasis on Dedicated Internet Access Services ("DIA")

Services and Customers

        Through its Dial-Up business (referred to in previous filings as the "ISP Business"), the Company provides nationwide Internet access services to ISP customers by connecting its 27 major markets and numerous data points of presence ("POPs") to its nationwide data network. ICG's customers include some of the largest national and regional ISPs. As of December 2001, the Company had approximately 610,000 ISP customer ports in service.

        ICG also provides Point-to-Point Broadband services to interexchange carriers ("IXCs") and end-user business customers. This service provides dedicated bandwidth and offers DS1 to OC-192 capacity to connect: (i) long-haul carriers to a local market, to large companies and to other long-haul carrier facilities; or (ii) large companies to their long distance carriers and other corporate facilities. Point-to-Point Broadband services are an expanding segment of the telecommunications market.

        The Company's Corporate Services revenue category (referred to in previous filings primarily as the "Commercial Business") includes local, long distance, enhanced telephony and data services to businesses over its fiber optic networks located in major metropolitan areas in California, Colorado, Ohio, Texas and parts of the Southeast. As of December 2001, Corporate Services' customers accounted for approximately 131,000 access lines. Corporate Services includes DIA service, launched in August 2001.

Network

        To provide its service offerings, ICG combines its metropolitan and regional fiber network infrastructure, 43 voice and data switches, nationwide data backbone, data POPs, 27 asynchronous transfer mode ("ATM") switches and numerous private and public Internet peering arrangements. The Company's data network is supported by an OC-48 capacity nationwide fiber optic backbone currently operating at OC-12 capacity. The design of the physical network permits the Company to offer flexible, high-speed telecommunications services to its customers.

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

BANKRUPTCY PROCEEDINGS

        During the second half of 2000, a series of financial and operational events negatively impacted ICG and its subsidiaries. These events reduced the Company's expected revenue and cash flow generation for the remainder of 2000 and 2001, which in turn jeopardized the Company's ability to comply with its existing senior secured credit facility (the "Senior Facility"). As a result of these and other events, on November 14, 2000 (the "Petition Date") ICG and most of its subsidiaries (except for certain non-operating entities), filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the District of Delaware (the "Bankruptcy Court"). The filings were made in order to facilitate the restructuring of the Company's debt, trade liabilities and other obligations. The Company and its filing subsidiaries are currently operating as debtors-in-possession under the supervision of the Bankruptcy Court.

        Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders will be substantially altered. As a result of these bankruptcy proceedings, virtually all liabilities, litigation and claims against the Company that were in existence as of the Petition Date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court. Because of the bankruptcy filings, all of the Company's liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise. At this time, it is not possible to predict with certainty the outcome of the Chapter 11 cases in general, the effects of such cases on the Company's business, or the effects on the interests of creditors and shareholders.

        On December 19, 2001, the Company and its debtor subsidiaries filed a proposed Plan of Reorganization and a Disclosure Statement in the Bankruptcy Court. The Company subsequently filed a First Amended Disclosure Statement on March 1, 2002 and a Second Amended Disclosure Statement on March 26, 2002, which was amended on April 3, 2002. (The Plan of Reorganization and the Disclosure Statement, as amended, are collectively referred to herein as the "Plan".) A hearing on the adequacy of the Disclosure Statement was held in the Bankruptcy Court on April 3, 2002, at which time the Bankruptcy Court found the Disclosure Statement adequate and authorized the Company to submit the Plan to the Company's creditors for approval. It is anticipated that a confirmation hearing will be held in the Bankruptcy Court on May 20, 2002. Consummation of the Plan is contingent upon receiving final Bankruptcy Court approval, as well as the approval of certain classes of creditors.

        The Plan contains separate classes and proposed recoveries for the holders of claims against interests in ICG Holdings and ICG Services. The Plan does not provide for the substantive consolidation of ICG Holdings and ICG Services. The Plan does, however, provide for the substantive consolidation of ICG Holdings and its subsidiaries, as well as ICG Services and its subsidiaries for purposes of voting, confirmation and distribution of claims proceeds. The Plan contemplates the conversion of the Company's existing unsecured debt into common equity of the post-bankruptcy, reorganized Company.

        In general, the Plan provides for the Company's capital restructuring by (i) reducing the Senior Facility by $25 million using the proceeds of a new senior subordinated term loan and exchanging the balance of the Senior Facility (approximately $59.6 million) into new secured debt (the "Secured Notes") and (ii) converting general unsecured claims (as defined by the Plan), which include the claims of the holders of the publicly held unsecured debentures issued by ICG Holdings and ICG Services, into newly issued common stock of the reorganized ICG (the "New Common Shares"). Under the Plan, the Company will issue approximately 8 million new shares. Additionally, the Company intends to issue approximately $40 million of new convertible notes that will be convertible into New Common Shares. Under the Plan, there will be no recovery for holders of existing preferred or common equity securities of the Company, whose interests will be cancelled.

        The Plan also provides for separate classes for holders of unsecured claims up to the amount of $5,000, or unsecured claims that are reduced to $5,000 by the election of the holders thereof to reduce all of their unsecured claims in the aggregate to $5,000. These claims will receive a distribution of cash equal to fifty percent (50%) of the amount of such claims.

        The Plan contains the endorsement of the Company's official committee of unsecured creditors and their recommendation that the creditors vote to accept the Plan; however, there is no assurance that the Bankruptcy Court and the Company's creditors will approve the proposed Plan. Further, due to the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Consequently, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon approval and confirmation of the Plan, adequate sources of capital, customer and employee retention, the ability to provide high quality services and the ability to sustain positive results of operations and cash flows sufficient to continue to operate.

        ICG continues to focus on improving its overall profitability and its restructuring process that began in the second half of 2000 and which has resulted in a substantial reduction in operating and capital expenditures. These reductions included reducing the full-time employee count from 2,975 at the end of the second quarter of 2000 to 1,368 as of December 31, 2001. The Company has met with essential vendors in an effort to ensure continued access to required equipment and services. The Company is also executing a customer retention campaign designed to enhance customer relationships throughout the restructuring process and thereafter. ICG anticipates these restructuring efforts will conserve capital, enhance profitability and assist in retaining key customers.

        During the pendancy of its Chapter 11 case, the Company has continued to provide on-going services to its customers while implementing a revised strategy intended to meet customer commitments and maximize short-term cash flow. Under the revised strategy, the Company's operations focus on markets where the Company has capacity thereby allowing the Company to add customers for nominal incremental cost and earn a better return on existing assets. In addition, the Company is focusing on product sales that utilize existing infrastructure to reduce capital required in the short-term. In general, the Company will scale its geographic expansion and delivery of new products to better match its network capacity, technical capabilities and capital availability.

INDUSTRY

        Industry trends suggest that the Company's primary lines of business will experience substantial revenue growth over the next several years for Point-to-Point Broadband services and DIA services and flat to declining revenue for Dial-Up service and local telecom service to businesses. The Company expects to benefit from the growth trends in Point-to-Point Broadband services and DIA and also expects to benefit from gaining an increased market share for Dial-Up service as providers of this service are consolidating.

        Dial-up service competes with broadband services such as cable and DSL for end-users. While Dial-up subscribers are projected to decline in coming years, the ports required to support end-user customers are anticipated to decline at a slower rate because, as end-users spend more time on-line, their ISPs (ICG's customers) require more ports to support their customer base. In addition, there has been, and is expected to continue to be, consolidation among regional ISPs into larger national ISPs that require nationwide network infrastructure such as ICG's. Further, there has been consolidation among the providers of Internet infrastructure as certain providers have either exited the business or have liquidated.

        DIA is expected to be a high growth service with revenue projections for T1/T3 services to grow from $14 billion in 2001 to $21 billion in 2006. As industry demand for dedicated Internet service grows, pricing pressure is expected to be more than offset by increased sales volume.

        Revenue from Point-to-Point Broadband services, also referred to as local special access or private line service, is forecast to grow from an estimated industry total of approximately $18 billion in 2001 to $46 billion in 2006; a 21% compounded annual growth rate.

        Local telecom service to business customers is forecast to have relatively stable industry revenue of approximately $37 billion through 2006. However, competitive local exchange carriers ("CLECs") are expected to take an increasing market share from incumbent providers, estimated to be 20% market share in 2001 to 33% market share in 2006.

        Notwithstanding the anticipated long-term growth potential in the telecommunications industry, during 2001 and into 2002 telecom providers have experienced greater churn levels than have happened historically. The general economic downturn and the severe downturn in the telecommunications and Internet industries have resulted in increased risk to the Company in the form of: exposure to credit risk from existing customers; increased churn (especially in Point-to-Point Broadband services); and oversupply of backbone and other services creating increased pricing pressures.

        A significant source of revenue for the Company is derived from providing services to other competitive telecommunications companies and ISPs some of which have, or are in the process of, experiencing financial distress including filing for Chapter 11 bankruptcy protection. As a result, the Company's ability to collect receivables or its future operating results could be compromised.

        ICG also provides services to long-distance carriers and inter-exchange carriers, primarily Point-to-Point Broadband services. During slow economic periods, the Company's customers have cutback on services, causing reduced demand and network "clean-up" from the Company's carrier customers. During 2001, the Company experienced significant churn in its Point-to-Point services. The Company cannot forecast the duration of continued churn, which industry observers have estimated will continue through the first half of 2002 and possibly longer.

        The immense capital investments made in the telecommunications industry have created substantial supply of network infrastructure. Oversupply combined with rapid technological advancements that have the potential to reduce operating costs have resulted in significant pricing pressure in each of the Company's main service areas. While the Company believes it is price competitive overall, Company management cannot predict the extent of further pricing pressures and potential adverse impacts to future operating results.

BUSINESS AND STRATEGY

        ICG's business plan is focused on a set of services that combine its core competencies, market outlook and customer and vendor relationships with the ability to leverage its existing capital and network infrastructure. Its product offerings include Dial-Up Internet access, Point-to-Point Broadband and Corporate Services, with an emphasis in growth from DIA going forward. The Company has withdrawn certain products and services and has indefinitely postponed plans to offer certain new products and enter new markets. Moreover, the Company has transitioned all of its DSL customers to other vendors and terminated all contracts with customers using the voice over Internet protocol ("VoIP") product.

Product Offerings

  Dial-Up Services (ISP Business)

        The Company's Dial-Up services are supported by its nationwide fiber optic backbone that connects to major public and private peering sites with major ISPs and IXCs. The network, in combination with certain leased long-haul assets, carries data traffic associated with the Company's ISP business. The design of the physical network permits the Company to offer flexible, high-speed services to its customers.

        The Company targets a variety of data access and transport services to ISP and corporate customers. It is not economically feasible for many ISPs to build and maintain their own networks and consequently they prefer to outsource network facilities management in order to focus internal resources on their core ISP business. To this end, ICG offers PRI and Internet remote access service ("IRAS") to ISPs to manage their Internet access requirements from connection to facilities management responsibilities.

        ICG's Dial-Up customers include some of the largest national and regional ISPs. As of December 2001, the Company had approximately 610,000 ISP customer ports providing PRI and remote access services. At an industry average of nine end-users per port, ICG estimates that its systems have the capacity to serve more than 10% of all dial-up Internet subscribers in the United States.

        The current economic climate has negatively impacted many business sectors including ISPs, some of which are customers of the Company's Dial-Up services. As a result, certain of the Company's ISP customers have scaled back services ordered from the Company or, in some instances, have filed for bankruptcy protection. However, the vast majority of the Company's Dial-Up access revenue is generated by large ISPs who have greater resources and are expected to maintain their businesses and ability to pay through the current economic downturn. In addition, the Company's largest ISP customers have increased Dial-Up services obtained from ICG since the beginning of 2001.

        The value proposition offered by ICG to ISP customers is:

  •
  Outsource network management: ICG's services provide network efficiency for the ISP end-user and allow the ISP to focus on core activities such as marketing, customer acquisition and retention.

  •
  Time-to-market advantage: ICG's nationwide network provides a growing ISP with a national presence in major U.S. markets, which allows the ISP to quickly expand its geographical customer reach.

  •
  Improved capital utilization: As a result of the current industry competition and the capital required to provide quality networks, economies of scale are essential for cost effective pricing. ICG's services enable ISPs to eliminate substantial selling, general and administrative costs associated with complex network management, because ICG aggregates these costs for multiple ISPs.

        ICG provides the following Dial-Up services:

  PRI

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

        PRI is priced per port, per month. The Company's direct costs are mainly for leased DS3 lines that connect the public network to the ICG switch or for leased T1 lines between the ICG switch and an ISP POP that is not collocated.

  IRAS

        IRAS adds network management services as it "connects, sends and routes" customer data traffic. This service has the capability to send data directly over ICG's network to the Internet, allowing the ISP to outsource its infrastructure and create a national footprint with minimal investment in fixed assets. The Company estimates that approximately 65% of ISP traffic can bypass the ISP.

        IRAS is charged per port, per month, typically under multi-year contracts. In January 2002, the Company began offering metered remote access service ("mRAS"), which is a RAS product charged by the hour based on usage. The Company's costs to provide this service are mainly related to the connection charges to the public network, either for a leased DS3 for on-switch traffic or for a leased PRI for off-switch traffic. Costs also include network backbone and backhaul costs to transfer traffic to the ICG hub closest to the ISP POP.

  Point-to-Point Broadband

        The Company provides the following Point-to-Point Broadband services to a customer base that is comprised primarily of IXCs and large-sized businesses:

  Special Access

        ICG provides special access services to long distance companies, long-haul providers, ISPs and large end-user business customers. Special access involves providing a dedicated facility used: (i) to connect end-user customers to a long distance carrier's facilities; (ii) to connect a long distance carrier's facilities to the local telephone company's central offices; or (iii) to connect different facilities of the same carrier or one carrier to another within the same local calling area. Special access is offered at DS1, DS3, OC-3, OC-12, OC-48 and OC-192 capacities (with availability depending upon location). ICG offers a time to market advantage over the ILECs, it provides metro fiber with local technical support and is a non-competitive supplier. Special access services are high-margin and a growing business that accounted for approximately 84% of this category's revenues.

  Switched Access

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

  Corporate Services

        After the passage of the Federal Telecommunications Act of 1996, ICG positioned itself as a competitive local exchange carrier ("CLEC") and targeted the small to medium-sized business market. The Company is currently targeting the medium to large-sized business market, which it believes represents a good growth opportunity. While the demand for voice services by businesses has been relatively stable, the demand for data services in commercial applications is expected to increase significantly over the next several years as this customer segment addresses its growing need for data connections, greater bandwidth and the need to outsource network and information technology ("IT") infrastructure. ICG is positioning itself to take advantage of these industry trends. The Company has the ability to leverage its established CLEC customer base and existing voice and data networks to expand its Corporate Services business. The Company continues to add new services and offers fast response times and excellent network performance. It provides the following Corporate Services:

  Voice

        Competitive local dialtone service consists of basic local exchange lines and trunks with business-related voice line features (e.g. voicemail), local calling, and local toll calling. Under the Company's business strategy, sales of voice services will concentrate on customers with a minimum of 12 lines in areas where the Company has switch capacity. The Company has focused on providing voice services in the following five operating regions in the United States: California, Colorado, Ohio, Texas and parts of the Southeast.

  DIA

        DIA provides dedicated bandwidth from a customer's premises directly to the Internet at T1 and T3 speeds using ICG's numerous Internet peering arrangements. In order to meet corporate customer needs for Internet connectivity, the Company introduced DIA service in late 2001. The Company plans to emphasize this product going forward, offering full T1 and full or fractional T3 connections. The Company began offering its DIA services in a limited number of markets in 2001 and has now expanded its footprint to 27 markets. ICG is well positioned to penetrate this market by leveraging its existing investment in metropolitan fiber and nationwide backbone capacity.

        The Company reduced the types of service and regions in which it would offer voice services as part of the Company's 2001 business plan. As a result, affected customers have been, or are in the process of being, transitioned to other providers. The Company had approximately 230,000 primarily business customer voice lines in service at year-end 2000, which was reduced to approximately 131,000 by year-end 2001. Growth in the Corporate Service business is anticipated to come primarily from expansion of DIA sales and enhanced voice services to generate incremental margin.

SALES, CUSTOMER CARE, MARKETING AND CUSTOMER CONCENTRATION

Sales

  Direct Sales

        The Company's sales organization includes a direct sales force and third party sales partners. Its direct sales force includes two sales organizations.

        ICG's regional sales organization focuses on medium-sized customers and larger or growing businesses within a market and multi-market accounts. The Company's national sales organization focuses on targeted larger and national accounts, and specific enterprise and carrier channels and customer segments.

        The national sales organization is made up of approximately 24 national account managers in addition to approximately ten technical and service support personnel. National account managers' responsibilities include new sales, relationship management and contract negotiation. The regional sales team consists of approximately 56 managers and account executives together with a technical consultant and order coordinator for each account executive. This team is responsible for the account from the initial sale through post-installation customer care. The team structure is designed to streamline the order process and assure a positive customer experience. Teams are present in each of the Company's 27 markets. The Company increased it sales force in late 2001 and early 2002.

  Other Sales Channels

        The direct sales force is complemented by development of alternative sales channels to distribute the increasing number of products and services available to the broadening customer base. These channels include third party sales partners. The Company currently has distribution arrangements with a number of national, regional and local agents and agency firms, whose representatives market a broad range of the Company's services. The alternate distribution channel includes approximately 50 indirect agents in markets throughout the United States.

Customer Care

        Once a customer's services have been installed, customer care operations support customer retention and satisfaction. Customer care operations is centralized into two primary centers. The Company's goal continues to be to provide customers with a customer care group that has the ability and resources to respond to and resolve customer questions and issues as they arise. The customer care organization had approximately 116 employees at December 31, 2001. The Company's Network Operations Center ("NOC") provides 24 × 7 surveillance and monitoring of the network to maintain the Company's network reliability and performance.

Marketing

        During 2001, the Company's marketing department underwent a reorganization to better align with the sales department in the shared effort of achieving the Company's strategic objectives. Paramount to the reorganization of the marketing department was the division of the department into specific teams dedicated to managing and marketing ICG's product offerings: Point-to-Point Broadband, Corporate Services and Dial-Up services. The individual teams provide the Company with critical knowledge about each product offering set and are accountable for revenue and ICG's ultimate success. During 2001, the Company suspended the majority of advertising and promotions expenditures as a result of the bankruptcy proceedings.

Customer Concentration

        The Company has substantial business relationships with a few large customers. For the year ended December 31, 2001, the Company's top ten customers accounted for approximately 52% of its total revenue. The Company's largest customer for the three and 12 months ended December 31, 2001, accounted for 28% and 18%, respectively, of total revenue. In 2001, the companies that individually represented more than 5% of total 2001 revenue were Qwest Communications, Inc., Cable and Wireless, Inc. and UUNet (a division of WorldCom, Inc.).

NETWORK AND FACILITIES

Regional Network Assets

        ICG's regional network assets included 43 voice and data switches in 27 metropolitan service areas ("MSAs"). The Company has approximately 5,540 miles of leased or owned regional and metropolitan fiber comprising 165,850 local fiber strand miles. The majority of the Company's local fiber networks are built in SONET rings that encircle a metropolitan area. This ring architecture is intended to be accessible to the largest concentration of telecommunications intensive business customers within a given market and provides fiber redundancy to ensure uninterrupted service. ICG connects approximately 6,600 buildings to its network through on-net (i.e., connected to the ICG network via ICG-owned fiber) and hybrid (i.e., connected to the ICG network via third-party fiber) applications, of which approximately 900 buildings are connected on-net. In addition, the network is constructed to access long distance carriers as well as end-user telecommunications traffic in a cost efficient manner that lends itself to providing cost-competitive special access and switched access services to long distance companies and long-haul providers.

        ICG has considerable assets under various stages of construction, many of which are substantially complete. The majority of these assets are uninstalled transport and switch equipment, software development and new network construction. The Company plans to sell, or return to vendors, 10 switches and to complete the installation of five switches that remained under construction as of December 31, 2001.

Nationwide Network Architecture

        ICG's nationwide data backbone includes OC-12 long-haul fiber capacity connecting nine major metropolitan areas. The fiber backbone is connected to 27 ATM switches and numerous POPs with high performance routers. The Company has Internet peering arrangements at seven public sites: MAE East ATM, MAE West (Santa Clara, CA), MAE West ATM, MAE Dallas ATM, PacBell (San Jose, CA), Sprint NAP (Newark, NJ), and Ameritech (Chicago, IL). In addition, the Company has numerous arrangements with private companies such as IXCs and major ISPs, some with multiple locations. The Company also owns and leases dedicated lines throughout the United States. The Company is currently in the process of consolidating numerous data POPs as part of its cost reduction efforts.

        The majority of the Company's long-haul capacity is obtained through 20 year indefeasible right of use ("IRU") agreements with Qwest. The Company currently has OC-12 capacity in service connecting: San Jose, Los Angeles, Denver, Dallas, Atlanta, Washington D.C., Newark, Chicago, and Seattle. The Company has the potential to upgrade the current OC-12 routes to OC-48 capacity by placing its additional capacity into service.

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

        In the Corporate Services and Point-to-Point Broadband sectors, the Company competes in an environment dominated by the ILECs. The ILECs have long-standing relationships with their customers and provide those customers with various transmission and switching services. The ILECs also have the potential to subsidize access and switched services with revenue from a variety of businesses and historically have benefited from certain state and federal regulations that have provided the ILECs with advantages over the Company. Among the Company's current competitors in this sector are other CLECs, wireless service providers and private networks built by large end-users. In addition, competitors in this industry sector include IXCs such as AT&T and MCI WorldCom. Potential competitors have also arisen by using different technologies, including cable television companies, utilities, ISPs, ILECs outside their current local service areas, and the local access operations of long distance carriers. Many of the Company's actual and potential competitors have greater financial, technical and marketing resources than the Company.

        The Company is aware that consolidation of telecommunications companies, including mergers between certain of the ILECs, between long distance companies and cable television companies, between long distance companies and CLECs, and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to increased competition. One of the primary purposes of the Federal Telecommunications Act of 1996 (the "Telecommunications Act") is to promote competition, particularly in the local telephone market. Since its enactment, several telecommunications companies have indicated their intention to aggressively expand into many segments of the telecommunications industry, including segments in which the Company participates or expects to participate. This may result in more participants than can ultimately be successful in a given market.

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

REGULATORY ACTIVITY

        Each of the services within ICG's current product offerings (Dial-Up, Point-to-Point Broadband and Corporate Services) is subject to some form of regulatory oversight from state and/or federal regulatory authorities.

        With respect to the Dial-Up services category, the managed modem services are unregulated. However, the PRI component, which is a material offering with respect to the Company's Dial-Up services, incurs traditional regulatory oversight such as restrictions on price discrimination, various service quality standards and associated reciprocal compensation revenue.

        The Company's Point-to-Point Broadband service offerings are significantly structured according to the application and collection of interstate and intrastate access charges for telecommunications traffic that originates and terminates on the Company's network. In most cases, both state and federal regulatory authorities regulate the applicable access charges.

        Corporate Services, which includes the provisioning of facilities used to carry traditional voice traffic, incurs the greatest amount regulatory oversight. Accordingly, in its offerings related to this specific service category, the Company encounters regulatory frameworks relating, but not limited to reciprocal compensation, resale, interconnection, unbundled network elements ("UNE"), number portability and dialing parity.

General Operational Issues

        The Telecommunications Act generally requires Incumbent Local Exchange Carriers (ILECs) to provide interconnection and nondiscriminatory access to their local telecommunications networks and other essential facilities. Such access and interconnections are typically facilitated through written agreements between the parties entitled traffic terminating agreements, which are more commonly known as interconnection agreements. Interconnection agreements are negotiated and enforced on a state-by-state basis. The negotiations involving each agreement are highly complex and often contentious. Where the parties cannot reach agreement, the Company must petition the applicable state regulatory agency to arbitrate the disputed issues. Rulings of that particular agency are subject to judicial review by the appropriate state court and, with respect to certain issues, the Federal District Court.

        The Company has executed interconnection agreements with every regional bell operating company ("RBOC") and similar traffic terminating agreements with a number of smaller telecommunications carriers. While the initial terms of some of those agreements have expired, or are due to expire in the near future, the Company maintains an aggressive posture with respect to renegotiating and extending the terms of those agreements.

        Reciprocal compensation has historically been an important source of revenue for the Company. In general, reciprocal compensation is the reimbursement of costs incurred by a carrier that terminates telecommunications traffic originated on the network of another carrier. The Company maintains that reciprocal compensation is an appropriate regulatory mechanism, regardless of whether the telecommunications traffic is routed to a conventional end user or an ISP. For the Company's purposes, reciprocal compensation is divided into to discrete elements. The first element relates to costs incurred as a result of the termination of traffic that both originates and terminates within the same local access transport area ("LATA"). The second element, which is comprised of intra-LATA toll traffic, refers to those calls that originate within a specific LATA, but are terminated in a different local calling area in that same LATA.

        The Company maintains that it is entitled to receive reciprocal compensation for the transport and termination of Internet bound calls originating on other carrier's telecommunications networks regardless of whether those calls constitute either local or in some cases toll traffic. The Company's position has been affirmed by a number of state utility commissions as a result of the arbitration of certain terms and conditions articulated in various RBOC interconnection agreements. While the Company did in fact prevail in a number of arbitrations, in the interest of gaining certainty with respect to the collection of reciprocal compensation, the Company negotiated voluntary settlement agreements with certain RBOCs that provide for the payment of reciprocal compensation for both traditional voice, as well as Internet bound traffic. These settlement agreements expire at dates ranging from December 2002 to May 2003.

        In April 2001, the Federal Communications Commission ("FCC"), in response to an opinion by the U.S. Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit Court"), issued a ruling regarding reciprocal compensation for Internet bound traffic. Assuming that the April 2001 ruling is not overturned on appeal, reciprocal compensation for the termination of ISP traffic will end after a 36-month transition period, which will be approximately mid-2004. Additionally, the FCC order placed limits on the volume of reciprocal compensation eligible traffic, the recovery of reciprocal compensation in new markets entered after April 2001, as well as on the actual applicable rate. An appeal of the FCC order was filed in February 2002 before the D.C. Circuit Court and a decision is expected in mid-2002.

        In view of the aforementioned voluntary settlements, the Company believes that the FCC order will not have a material effect on those interconnection agreements that require the payment of reciprocal compensation. However, with respect to those interconnection agreements where the Company has not reached a voluntary settlement, both the Company and the carrier are bound by the FCC order as it relates to the exchange of reciprocal compensation for Internet bound traffic. Thus, while the FCC order will have no material effect on the ability of the Company to collect reciprocal compensation with respect to RBOCs subject to settlement agreements, the Company will be limited in its ability to collect reciprocal compensation as to other RBOCs. Further, in most cases disputes regarding the accuracy of the Company's reciprocal compensation invoices by the originating carrier continue to require a significant allocation of resources by the Company. The Company has historically had to threaten or file legal action in order to compel the RBOCs to pay undisputed portions of the Company's invoices in a timely manner. While such practices by the Company are becoming less common, full and timely payment of legitimate traffic termination charges by the RBOCs remains a problem for the Company. Regardless of the outcome of the appeal of the FCC order, the Company anticipates that reciprocal compensation will be a decreasing source of revenue.

Federal Regulation

        As a result of a previous order adopted by the FCC, carriers were classified for regulatory purposes as either dominant (i.e., generally RBOCs) or non-dominant (i.e., generally CLECs). With respect to most issues, the Company qualifies as a facilities-based CLEC. Consequently, the Company benefits from a reduced regulatory compliance burden as compared to the RBOCs. Nevertheless, the Company must still comply with the certain requirements of the Telecommunications Act, such as offering service on a non-discriminatory basis and at reasonable rates. Further, the Company, being classified as a non-dominant carrier, was required as of August 1, 2001 to cancel all tariffs for whatever interstate services that it was providing at that time. The Company complied with that order and subsequent requirements to cancel tariffs for international services. In the absence of these public statements of the Company's terms and conditions for providing service, the Company believes it is in compliance with the FCC's requirement that all such information be made available at the Company's web site.

        Finally, the FCC's non-dominant carrier rules have had no effect on the Company's intra-state tariffs or other functional equivalent rate filings. The Company is not subject to rate-of-return regulation in any jurisdiction, nor is it currently required to obtain FCC authorization for the installation, operation or maintenance of its fiber optic network facilities, which are used to provide various services in the United States.

State Regulation

        In general, state public utility commissions have regulatory jurisdiction over the Company with respect to local and other intrastate telecommunications services. To provide intrastate service (particularly local dial tone service), the Company generally must obtain a Certificate of Public Convenience and Necessity ("CPCN") from the state regulatory agency prior to offering service. Additionally, most states require the Company to file tariffs, which articulate the terms and conditions for services that are classified as regulated intrastate services. In some states, the Company may also be subject to various reporting and record-keeping requirements.

        Under the Telecommunications Act, state commissions continue to set regulatory requirements, including service quality standards and guidelines, for certificated providers of local and intrastate long distance services. Importantly, state regulatory authorities specify permissible terms and conditions (i.e., price) for interconnection with the RBOCs' telecommunications networks. Moreover, these same authorities regulate the provision of unbundled network elements by the RBOCs and enforce performance measurements and other material standards related to local competition and interconnection. In certain states, the utility commission has the authority to scrutinize the rates charged by CLECs for intrastate long distance and local services. The Company's provision of local dial tone and intrastate switched and dedicated services are classified as intrastate and therefore subject to state regulation.

Local Government Authorizations

        Under the Telecommunications Act, municipalities typically obtain jurisdiction under applicable state law to control the Company's access to municipally owned or controlled rights of way and to require the Company to obtain street opening and construction permits to install and expand its fiber-optic network. In addition, many municipalities require the Company to obtain licenses or franchises (which generally have terms of 10 to 20 years) and to pay license or franchise fees, often based on a percentage of gross revenue, in order to provide telecommunications services. However, in certain states, including California and Colorado, current law limits the amount of such fees to be paid to local jurisdictions to actual costs incurred by the municipality for maintaining the public rights of way. Further, there is no assurance that certain cities that currently do not impose fees will not seek to impose fees in the future nor is there any assurance that, following the expiration of existing franchises, the municipality will be obligated to renew a previous agreement or that previously agreed upon fees will remain at their current levels.

        The Telecommunications Act requires that local governmental authorities treat telecommunications carriers in a non-discriminatory and competitively neutral manner. The Act also mandates that any compensation received in exchange for access to the public rights of way be just and reasonable. Where a particular municipality has required unreasonable rights of way access fees, the Company has historically taken an aggressive position, up to and including litigation. If any of the Company's existing franchise or license agreements are terminated prior to their expiration dates or are not renewed, and consequently the Company is forced to remove its facilities from the public rights of way, such termination could have a material adverse effect on the Company.

FINANCING ACTIVITIES

2001 Activities

  Credit Agreement

        On December 4, 2000, the Company finalized its Debtor-in-Possession Revolving Credit Agreement ("Credit Agreement"). The Credit Agreement originally provided for up to $350 million in financing, subject to certain conditions. This amount was subsequently amended to provide for up to $200 million. The Company terminated the Credit Agreement on November 7, 2001 after it was determined that funds would not be drawn under the Credit Agreement. The Company's $146.6 million cash and cash equivalent balances as of December 31, 2001, are expected to be sufficient to fund operations through the end of the bankruptcy process.

  Proposed Refinancing of Senior Facility

        On August 12, 1999, ICG Equipment, Inc. and ICG NetAhead, Inc. ("NetAhead") entered into a $200.0 million senior secured financing facility ("Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. The Senior Facility is guaranteed by ICG Services and ICG Mountain View, Inc. and is secured by the assets of ICG Equipment, Inc. and NetAhead. On December 19, 2000, the Bankruptcy Court issued an order directing ICG Services and certain of its subsidiaries to provide adequate protection to the lenders of the Senior Facility in the form of a first priority, post-petition security interest. The Company continues to be subject to certain financial covenants based on results of operations under the Senior Facility. The Company also continues to make interest-only payments on the Senior Facility balance as approved by the Bankruptcy Court. Interest is paid based on the prime rate plus 4.25% on $36 million of the outstanding balance and the prime rate plus 3.875% on the remaining $48.6 million.

        Under the Company's proposed Plan, the Senior Facility will be restructured with new terms and new notes (the "Secured Notes") which will be issued to the lenders. The balance due on the Secured Notes will be approximately $59.6 million. The Secured Notes will mature three (3) years from the effective date of the Plan (hereinafter, the "Effective Date"). The Secured Notes will bear interest at a fluctuating rate currently estimated to be 8.0% if issued at March 31, 2002, payable monthly in arrears. The Secured Notes will also contain new financial covenants that will be established based on the Company's business plan.

  Proposed Exit Financing

        The Company's Plan, in addition to restructuring and replacing the Senior Facility with the Secured Notes, is premised upon obtaining $65 million of new exit financing comprised of three components: (i) a $25 million new senior subordinated secured term loan (the "Senior Subordinated Term Loan"), the proceeds of which will be used to repay $25 million of the Senior Facility; (ii) the issuance by the Company of $40 million of new unsecured convertible notes (the "Convertible Notes"), the proceeds of which will be utilized by the Company for general working capital and corporate purposes; and (iii) the Secured Notes. (The Senior Subordinated Term Loan, the Convertible Notes and the Secured Notes are collectively referred to as the "Exit Financing".)

        As proposed in the Company's Plan, the Senior Subordinated Term Loan will be arranged by Cerberus Capital Management, L.P. ("CCM") and the Convertible Notes will be purchased by a group of institutions with CCM being the predominant investor. Among other terms and conditions, the Senior Subordinated Term Loan (i) shall be subordinated to the Secured Notes, (ii) shall be secured by liens on substantially all assets of the Company, junior to the liens securing the Secured Notes, (iii) shall mature four (4) years from the Effective Date, (iv) shall have no amortization prior to maturity, and (v) shall bear interest at the rate of fourteen percent (14%) per annum, payable monthly in arrears.

        Among other terms and conditions, the Convertible Notes shall: (i) be unsecured, (ii) be subordinated to the Secured Notes and the Senior Subordinated Term Loan, (iii) shall be convertible at any time into 2,250,000 New Common shares, and (iv) shall be issued with non-detachable shares of preferred stock of the reorganized ICG with an aggregate liquidation preference of $10,000. The holders of the Convertible Notes will have voting rights equivalent to the voting rights of the holders of the New Common Shares on an as converted basis. In addition, subject to certain percentage ownership requirements, the Convertible Notes will entitle CCM to appoint five (5) directors to the reorganized Company's Board of Directors, W. R. Huff Asset Management Co. L.L.P. will be entitled to appoint two (2) directors and Morgan Stanley & Co., on behalf of the Company's unsecured creditors, will be entitled to select one board member. The Company's current CEO, Mr. Randall Curran, will serve as Chairman of the Board of Directors. In addition, certain corporate actions will require the approval of a supermajority of the Board.

        The Secured Notes and the Senior Subordinated Term Loan will require the Company to meet certain financial covenants. The financial covenants will include minimum EBITDA requirements and capital expenditure limitations. The covenants will also require that the Company maintain a minimum cash balance calculated as a ratio of the outstanding balance of the Secured Notes. Certain of these financial covenants will be established based on the Company's projected financial results set forth in the Plan. The Company's Plan, however, is based on the good faith assumptions and projections of management, which are inherently uncertain. Actual results could differ materially from the Company's Plan, which in turn could negatively impact the Company's compliance with the financial covenants.

        Additionally, the minimum cash covenant will be established by the secured lenders without reference to the Company's financial projections. Based on the Company's current EBITDA and capital expenditure projections, and assuming the Company does not raise additional funds, or cut its projected capital spending, the Company would need to request a modification or waiver with respect to the minimum cash covenant by the fourth quarter of 2003. Management anticipates that the Company's business plan provides sufficient flexibility to reduce spending as appropriate to remain in compliance with this covenant. New sources of capital may also be available beyond that which is currently projected by management. There is no assurance, however, that these objectives can be realized, or that the Company will be able to obtain a waiver or alternative financing. In such event, the secured lenders could declare a default and take certain actions that would require the Company to accelerate repayment.

        The proposed Exit Financing is entirely contingent upon the Company consummating its Plan, which will include obtaining the necessary approvals from the Bankruptcy Court and the Company's creditors. The Plan contains the endorsement of the Company's official committee of unsecured creditors and their recommendation that the creditors vote to accept the Plan; however, there is no assurance that the Bankruptcy Court and the Company's creditors will approve the proposed Plan. Additionally, the Exit Financing remains subject to a number of conditions precedent, including the completion of final documentation, the absence of any material adverse change in the Company's business or financial condition and the absence of any material disruption in the financial markets. There is no assurance that such conditions will be satisfied.

EMPLOYEES

        As of December 31, 2001, the Company employed 1,368 full-time employees. None of the Company's employees are represented by a union. The Company believes that the successful implementation of its business strategy will depend upon its continued ability to attract and retain qualified employees. The Company, however, does not expect to add significant new employees to the organization in the near future. In March 2002, the Company approved a bonus plan for the fiscal year 2002. Payment of bonuses under the plan are contingent on, among other things, the Company's financial performance for 2002. The Company believes that it generally offers compensation packages that are comparable with those of its competitors who are similar in size and capital structure. Due to numerous factors, including the uncertainty facing the Company as a result of filing for bankruptcy, qualified personnel are difficult to recruit and retain and the Company cannot guarantee that it will be able to attract and retain the personnel necessary to implement its revised business strategy.

CERTAIN RISK FACTORS

        The Company is subject to a number of significant risks. The current state of the telecommunications industry is inherently high risk, and the Company faces risks specific to its own operations. Certain risks are addressed below as well as in other sections of this Report. These risks include, but are not limited to:

The Company's ability to retain its major customers on profitable terms

        As of the fourth quarter 2001, the Company had three customers that accounted for 5% or more of revenue and the loss of any one or more of these customers, absent new customers to replace the operating profit generated, would have a significant impact on the Company's operating results. Further, the uncertainty surrounding the Company's bankruptcy filing could have an adverse impact on the Company's ability to retain its major customers, or attract new customers, particularly if the bankruptcy process is longer than anticipated.

The Company's ability to access capital markets in a timely manner, at reasonable costs and on satisfactory terms and conditions

        The terms and conditions of the Exit Financing require repayment of certain debt in 2004 and 2005 that is expected to exceed internally generated funds available to meet these payments. Depending upon actual cash earnings and actual capital expenditures, ICG may need to raise additional funds through public or private debt or equity financing.

        Further, the Company may need to raise additional funds to: take advantage of unanticipated opportunities, including expansion or acquisitions of complementary businesses or technologies; develop new products or services; or, respond to unanticipated competitive pressures.

        If ICG does not have sufficient cash to fund its growth or contractual cash commitments, it may be required to delay or abandon certain development plans or seek additional capital earlier than anticipated. The Company cannot provide any assurance that additional financing arrangements will be available to it on acceptable terms, or at all. Moreover, ICG's outstanding indebtedness may adversely affect its ability to engage in additional financings. If adequate funds are not available, ICG's business, results of operations and financial condition could be materially adversely affected.

The exit financing will contain certain covenants that will restrict the Company's financial and operational flexibility

        Under the terms of the proposed Secured Notes and Senior Subordinated Term Loan, the Company will be required to adhere to a number of affirmative, negative and financial covenants. All of these covenants will impact the Company's flexibility. As an example, the Company's ability to increase indebtedness will be severely limited. Further, the Company will be subject to a number of financial covenants which will, among other things, require it to maintain a minimum cash balance and minimum EBITDA. If actual results differ materially from the Company's Plan, it could impact the Company's ability to comply with the financial covenants. In such an event, absent the Company's ability to secure additional capital or alternative financing, the secured lenders could declare a default requiring the Company to accelerate repayment.

The Company's ability to successfully maintain commercial relationships with its critical vendors and suppliers

        The Company relies in part on other companies to provide data communications capacity via leased telecommunications lines. If its suppliers are unable or unwilling to provide or expand their current levels of service to the Company in the future, or are unable to provide these services in a timely manner, ICG's operations could be materially affected. Although leased telecommunications lines are available from several alternative suppliers, there can be no assurance that ICG could obtain substitute services from other providers at reasonable prices or in a timely fashion. ICG is also subject to risks relating to potential disruptions in its suppliers' services, and there are no assurances that such interruptions will not occur in the future. Service interruptions can produce substantial customer dissatisfaction and lead to higher rates of customer churn.

        The Company is also dependent on certain third party suppliers of software and hardware components. Although it attempts to maintain a minimum of two vendors for each required product, certain components used by ICG in providing its networking services are currently acquired from only one source, including high performance routers manufactured by Cisco Systems, Inc. ("Cisco"), switches and switch software manufactured by Lucent Technologies ("Lucent") and servers from Sun Microsystems, Inc. ("Sun Microsystems"). The Company has also from time to time experienced delays in the receipt of certain software and hardware components. A failure by a supplier to deliver quality products on a timely basis, or the inability to develop alternative sources if and as required, could result in delays that could materially affect the Company's business, operating results and financial condition.

The Company's ability to attract and retain qualified management and employees

        The Company's success depends on the performance of its officers and key employees. In order to pursue its business plan and product development plans, ICG will need to hire, train and retain highly qualified management, technical, sales, marketing and customer care personnel. The Company faces intense competition for qualified personnel, particularly in the areas of software development, network engineering and product management. Moreover, ICG's industry has a high level of employee mobility and aggressive recruiting of skilled personnel. The loss of any of ICG's key personnel or its failure to recruit and retain personnel will harm its business and its ability to compete.

The approval and confirmation of a plan of reorganization

        The Plan, as amended on April 3, 2002, contains the endorsement of the Company's official committee of unsecured creditors and their recommendation that all other creditors vote to accept the Plan. This Plan has been submitted to certain creditors for a vote and a confirmation hearing has been set for May 20, 2002. Management believes the Plan will be approved at this time; however, there can be no assurance that the Plan will be approved as submitted or within the expected time frame.

        If the Company is unable to obtain the confirmation of the Plan as submitted or if there is a significant delay in obtaining confirmation, it could have a material negative impact on the operations of the Company. It is not possible for the Company to accurately predict what the effect would be as a result of a delay in exiting bankruptcy, although it could result in the Company significantly scaling back its proposed operating plan or being forced into liquidation.

The significant amount of indebtedness incurred by the Company and the Company's ability to successfully restructure this indebtedness within the bankruptcy proceeding

        Prior to filing for Chapter 11 protection, the Company incurred a significant amount of indebtedness. In the Company's current business plan, management does not project sufficient operating revenue such that it would be possible to service its existing debt obligations without the restructuring as proposed in the Plan. As such, in the event the Company is unable to restructure its existing indebtedness, it is possible that the Company's creditors would seek liquidation.

The existence of historical operating losses and the possibility of continued operating losses

        Since its inception, the Company has incurred substantial net losses and negative cash flows from operating activities. While the Company expects its losses will narrow, it is possible that the Company will continue to incur losses and experience negative operating cash flows in the foreseeable future. Further, there can be no assurance that the Company will achieve or sustain profitability or positive EBITDA in the future or at any time have sufficient resources to make principal and interest payments on the Exit Financing.

The extensive competition and downward pricing pressure

        The telecommunications industry is extremely competitive, particularly with regard to price and service. Many of the Company's existing and potential competitors have significantly greater financial, personnel, marketing and other resources than ICG. Competitors may also have established brand names and larger customer bases to better promote their services. The industry is also faced with oversupply for certain services and certain services are considered to have low barriers to entry for new competition. As a result, this competition will place downward pressure on prices for many of the Company's services which may adversely affect operating results. There can be no assurance that sufficient demand will exist for the Company's network services in its selected markets, that prices will not dramatically decline or that the Company can successfully compete in its selected markets.

The development of new technology

        The Company faces competition from companies deploying alternative technologies (such as cable and DSL for Dial-Up), and it is possible that these alternative technologies will obtain market share faster than currently anticipated by Company management. Additionally, integrating new technologies into the Company's network may prove difficult and may be subject to delays and cost overruns. Further, technological upgrades to the Company's network may not become available in a timely fashion at a reasonable cost, or at all.

        Moreover, the development and introduction of new technologies may reduce the cost of services similar to those the Company provides and could give rise to new competition not currently anticipated. If the Company is not able to deploy superior new technology and if its technology and equipment become obsolete, the Company will be unable to compete effectively.

Changes in, or the Company's inability to comply with, existing government regulations

        Communications services are subject to significant regulation at the federal, state and local levels. ICG's business plans require it to exploit new opportunities afforded by recent regulatory changes. The regulatory environment, however, could adversely affect the Company in a number of ways, including:

  •
  Delays in receiving required regulatory approvals or the imposition of onerous conditions for these approvals;
  •
  difficulties in completing and obtaining regulatory approval of interconnection agreements, which provide for the interconnection of ICG networks with existing local telephone companies' networks;
  •
  enactment of new and adverse legislation or regulatory requirements or changes in the interpretation of existing laws or regulations;
  •
  enactment of new and adverse legislation which increases the Company's tax burden or the tax burden of the Company's customer; and
  •
  an accelerated decline in the Company's ability to collect current and past due reciprocal compensation.

        Many regulatory proceedings regarding issues that are important to the Company's business are currently underway or are being contemplated by federal and state authorities. Changes in regulations or future regulations adopted by federal, state or local regulators, or other legislative or judicial initiatives relating to the telecommunications industry could cause ICG's pricing and business models to fluctuate or otherwise have a material adverse effect on the Company.

        Of particular concern to the Company is the "Internet Freedom and Broadband Deployment Act of 2000" (H.R 1542) which was approved by the House of Representatives in February 2002. The proposed legislation would permit the RBOCs to offer long distance services within their respective regions without meeting the local competition requirements set forth in the Telecommunications Act. Those requirements include the mandate that RBOCs open their networks to competitors through reasonable network interconnection arrangements and access to UNEs. Moreover, the proposed legislation would eliminate the provision that allows new entrants to gain access to fiber-based local loops. While it is uncertain whether H.R. 1542 will be approved by the Senate, the Company believes that the proposed legislation poses a serious threat to local competition and, if passed, would significantly alter ICG's ability to compete in the local telecommunications market.

General economic conditions and the related impact on demand for the Company's services

        The national economy, and in particular, the telecommunications industry have been significantly affected by the current economic slowdown. Many of the Company's customers have experienced substantial financial difficulty over the last year, in some cases leading to bankruptcies and liquidations. The financial difficulties of the Company's customers could have a material impact if the Company is unable to collect revenues from these customers. In addition, customers experiencing financial difficulty are less likely to order additional services, and the Company's business plan is predicated upon increasing both the number of customers and the services current customers order.

        Additionally, the financial difficulties experienced by the telecommunications industry diminish the Company's ability to obtain additional capital and may adversely affect the willingness of potential customers to move their telecommunications services to an emerging provider such as ICG.

ITEM 2.    PROPERTIES

        The Company's real estate portfolio includes numerous properties for administrative, warehouse, equipment, collocation and POP sites.

        As of December 31, 2001, the Company had 316,200 square feet of leased office, warehouse, and equipment space in the Denver metropolitan area including its corporate headquarters building, and approximately 999,772 square feet of space leased in other areas of the United States. Since November 2000, the Company has reduced its real estate portfolio by approximately 154 sites by rejecting leases through the bankruptcy process, through lease terminations directly with landlords, and through lease expirations. The Company continues to evaluate its real estate needs, and its portfolio of leased locations will be further reduced in 2002 by rejecting leases through the bankruptcy process and by lease terminations as a result of landlord negotiations.

        Effective January 1, 1999, ICG Services purchased the Company's corporate headquarters building, land and improvements (collectively, the "Corporate Headquarters") for approximately $43.4 million. The Corporate Headquarters is approximately 239,749 square feet. ICG Services financed the purchase primarily through a mortgage granted in favor of an affiliate of the seller, which mortgage was secured by a deed of trust encumbering the Corporate Headquarters. Effective May 1, 1999, the Corporate Headquarters was transferred to ICG 161, L.P. ("ICG 161"), a special purpose limited partnership owned 99% by a subsidiary of ICG Services and 1% by an affiliate of the mortgagee and seller, and ICG 161 assumed the loan secured by the mortgage. The partnership agreement for ICG 161 granted to the 1% limited partner an option to acquire all of ICG Services subsidiary's interest in the partnership for a purchase price of $43.1 million, which option was exercisable from January 1, 2004 through January 31, 2012, or earlier if the Company was in default. As a result of the Company's financial difficulties, on June 29, 2001 the Company, with the Bankruptcy Court's approval, sold its partnership interest to the limited partner for approximately $33.1 million in a cashless transaction. Under the terms of the transaction, the new owner agreed to provide additional funding to complete a new parking garage that the Company had initiated but was unable to complete. The garage was completed in February 2002. As a result of the transaction, the Company remains a tenant of the Corporate Headquarters property under a long-term capital lease.

        The Company also owns a 30,000 square foot office building located in Englewood, Colorado. This property was financed in part through a mortgage that currently has an outstanding principal amount owing of approximately $929,000. The Company listed this property for sale as of May 2001.

        On December 10, 1999, a subsidiary of ICG Services acquired an 8.36 acre parcel of vacant land located adjacent to the Corporate Headquarters for approximately $3.3 million. The Company had planned to use this land in connection with the expansion of its corporate headquarters. As a result of the Company's on-going restructuring, expansion plans with respect to this site have been abandoned and the property has been listed for sale since the fourth quarter 2000.

ITEM 3.    LEGAL PROCEEDINGS

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

        During the third and fourth quarters of 2000, the Company was served with fourteen lawsuits filed by various shareholders in the United States District Court for the District of Colorado (the "District Court"). The complaints sought class action certification for similarly situated shareholders. All of the initial suits named as defendants the Company, the Company's former Chief Executive Officer, J. Shelby Bryan, and the Company's former President, John Kane. Additionally, one of the complaints named the Company's former President, William S. Beans, Jr., as a defendant. (Both Messrs. Bryan and Beans remain on the Company's Board of Directors.) The claims against the Company were stayed pursuant to the Company's filing for bankruptcy.

        In October 2001, the District Court consolidated the various actions and appointed lead plaintiffs' counsel. In February 2002, lead plaintiffs' counsel for the various shareholders filed a consolidated amended complaint. In addition to naming Messrs. Bryan and Beans as defendants, the amended complaint names as a defendant the Company's former chief financial officer, Harry R. Herbst. The consolidated amended complaint does not name the Company's former president, John Kane. In addition, the amended complaint does not name the Company as a defendant. The consolidated complaint, however, indicates that, but for the fact that claims against ICG have been stayed pursuant to the Bankruptcy Code, the Company would be named as a defendant. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and seeks class action certification under Rule 23 of the Federal Rules of Civil Procedure. The complaint seeks unspecified compensatory damages.

        The claims against the individual defendants are proceeding and these defendants have retained separate legal counsel to prepare a defense. Under section 510(b) of the Bankruptcy Code, all pre-petition securities claims against ICG are mandatorily subordinated and will be discharged upon the confirmation of the Plan. Holders of pre-petition equity securities claims will not receive any recovery from the Company under the proposed Plan.

        In January 2002, SBC Communications, Inc., on behalf of various subsidiaries (collectively "SBC") filed a motion in the Company's Bankruptcy case seeking permission to terminate the services it provides the Company pursuant to its interconnection agreements. SBC contended that the Company owed SBC in excess of $24 million related to past billing, and, as a result, was entitled to terminate services and pursue an administrative claim for the alleged past due receivable. The Company filed a response to SBC's motions stating that it did not owe a significant portion of the alleged past due amount. Additionally, the Company's response contended that SBC owed the Company considerably more than the Company owed SBC.

        On or about March 29, 2002 the Company and SBC entered into a settlement agreement regarding wholesale services provided to the Company pursuant to its interconnection agreements, leaving only amounts allegedly owed for the retail services to be resolved. The terms of the settlement were approved by the Bankruptcy Court on April 3, 2002. The impact of the settlement will be recognized when realization is assured. The Company anticipates that SBC's motions will be amended and/or withdrawn, leaving only amounts allegedly owed for the retail services to be resolved. The Company believes that the settlement and the ultimate resolution of the remaining items relating to retail services will not adversely affect operating results.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Under the Company's Plan of Reorganization, interests on account of the existing common shares and existing preferred shares will be classified in Class H-5. Holders of interests on account of the common stock of ICG Services will be classified in Class S-6. Under the Plan, holders of interests in Class H-5 and Class S-6 will not receive or retain any property under the Plan on account of these interests. On the date the Plan becomes effective all of the existing common shares, existing preferred shares and equity securities of ICG will be deemed cancelled and extinguished. Further, holders of Interests in Class H-5 and Class S-6 are not entitled to vote on the Plan, are presumed to receive no distribution and are therefore deemed to reject the Plan. As a result of the Company's proposed reorganization, the Company does not anticipate holding an Annual Meeting of Shareholders during 2002.

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

        The following table sets forth the high and low closing prices of ICG Common Stock as reported by NASDAQ for the quarterly periods indicated. The NASDAQ halted trading of the Company's common stock on November 14, 2000 and delisted the stock on November 18, 2000. Starting on November 19, 2000, the Company's common stock has been traded on the Over-the-Counter ("OTC") Market.

	NASDAQ National Market
	High	Low
2000:
First Quarter	$39.25	$16.31
Second Quarter	36.75	17.75
Third Quarter	23.25	0.41
Fourth Quarter	delisted

        The Company has never declared or paid dividends on ICG Common Stock and does not intend to pay cash dividends on ICG Common Stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 has been derived from the audited consolidated financial statements of the Company. The Company's audited consolidated balance sheets as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 2001 include a going concern opinion. The information set forth below should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report. The Company's development and expansion activities, including acquisitions, during the periods shown below materially affect the comparability of this data from one period to another. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenue(1)	$149,358	$303,317	$479,226	$598,283	$499,996
Operating costs and expenses:
Operating costs	147,338	187,260	238,927	440,090	351,973
Selling, general and administrative expenses	118,311	148,701	179,737	199,508	94,155
Bad debt expense	3,573	11,238	60,019	84,457	14,236
Depreciation and amortization	49,836	91,927	174,239	318,771	67,768
Provision for impairment of long-lived assets	5,169	—	31,815	1,701,466	27,943
Other, net	292	4,877	387	4,108	11,949

Total operating costs and expenses	324,519	444,003	685,124	2,748,400	568,024

Operating loss	(175,161)	(140,686)	(205,898)	(2,150,117)	(68,028)
Interest expense	(117,521)	(170,015)	(212,420)	(233,643)	(32,214)
Interest income	21,828	28,401	16,300	22,370	—
Other income (expense), net	(424)	(1,118)	(2,522)	(15,166)	1,028

Loss from continuing operations before reorganization expenses, preferred dividends, discontinued operations, extraordinary gain and cumulative effect of change in accounting principle	(271,278)	(283,418)	(404,540)	(2,376,556)	(99,214)
Reorganization expenses	—	—	—	(53,897)	(13,451)
Income tax expense	—	(90)	(25)	—	—
Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses	(39,019)	(55,183)	(61,897)	(60,043)	—

Loss from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	(310,297)	(338,691)	(466,462)	(2,490,496)	(112,665)
Net income (loss) from discontinued operations	(50,438)	(79,354)	36,789	4,342	—
Extraordinary gain on sales of operations of NETCOM	—	—	195,511	—	—
Cumulative effect of change in accounting principle(1)	—	—	—	(7,363)	—

Net loss	(360,735)	(418,045)	(234,162)	(2,493,517)	(112,665)
Accretion of 8% Series A Convertible Preferred Stock to liquidation value and related dividends	—	—	—	(158,249)	—
Charge for beneficial conversion feature of 8% Series A Convertible Preferred Stock	—	—	—	(159,279)	—
Other comprehensive loss	(1,067)	(263)	—	—	—

Net loss attributable to common stockholders	$(361,802)	$(418,308)	$(234,162)	$(2,811,045)	$(112,665)

Loss per share from continuing operations—basic and diluted	$(7.30)	$(7.49)	$(9.90)	$(49.63)	$(2.14)

Net loss per share—basic and diluted	$(8.49)	$(9.25)	$(4.97)	$(56.02)	$(2.14)

Weighted average number of shares outstanding—basic and diluted(2)	42,508	45,194	47,116	50,184	52,748

Other Data:
Net cash provided (used) by operating activities	$(106,761)	$(100,060)	$(43,476)	$122,483	$(11,981)
Net cash used by investing activities	(422,585)	(343,561)	(122,412)	(557,619)	(17,519)
Net cash provided (used) by financing activities	308,804	525,601	67,018	528,444	(20,893)
EBITDA(3)	(119,864)	(43,882)	543	(125,772)	39,632
Capital expenditures of continuing operations(4)	261,318	360,980	739,061	973,584	41,463
Balance Sheet Data:
Cash, cash equivalents and short-term investments available for sale	232,855	262,307	125,507	214,713	146,587
Working capital (deficit) of continuing operations	263,674	294,934	(69,960)	279,534	111,279
Property and equipment, net	603,988	908,058	1,527,879	590,500	531,187
Total assets	1,205,331	1,589,647	2,020,621	980,452	755,165
Liabilities subject to compromise	—	—	—	2,870,130	2,729,590
Current portion of long-term debt and capital lease obligations	7,096	4,892	8,886	—	—
Long-term liabilities and capital lease obligations, less current portion	957,508	1,661,944	1,969,249	34,167	51,796
Redeemable preferred securities of subsidiaries	420,171	466,352	519,323	1,366,660	1,326,745
Common stock and additional paid-in capital	534,290	577,940	599,760	882,662	922,577
Accumulated deficit	(791,417)	(1,209,462)	(1,443,624)	(4,254,669)	(4,367,334)
Stockholders' (deficit)	(256,983)	(631,177)	(843,864)	(3,372,007)	(3,444,757)

(1)
During the year ended December 31, 2000, the Company adopted Staff Accounting Bulletin No. 101 (SAB 101), which requires the recognition of installation revenue over the average customer term. This change resulted in a cumulative effect of a change in accounting principle of

$7.4 million and an increase in revenue for the year ended December 31, 2000 of approximately $0.9 million.

(2)
Weighted average number of shares outstanding for the years ended December 31, 1997 and 1998 represents ICG Common Stock and ICG Holdings—Canada Class A Shares (not owned by the Company) outstanding for the periods from August 5, 1996 through December 31, 1998. During the year ended December 31, 1998, all of the remaining Class A Shares outstanding held by third parties were exchanged into shares of ICG Common Stock. Accordingly, weighted average number of shares outstanding for the year ended December 31, 1999 and thereafter represents ICG Common Stock only.

(3)
EBITDA consists of loss from continuing operations before interest, income taxes, reorganization expenses, depreciation and amortization, other expense, net, accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses, and certain nonrecurring charges such as the provision for impairment of long-lived assets and other, net operating costs and expenses, including deferred compensation and net loss (gain) on disposal of long-lived assets. Accordingly, EBITDA is not intended to replace operating (loss), net (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United Sates. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to other measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. EBITDA is used internally by the Company's management to assess on-going operations. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies. Net cash flows from operating, investing and financing activities as determined using

GAAP are also presented in Other Data. The following table is a reconciliation of the net loss reported by the Company to EBITDA.

	Years ended December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Loss from continuing operations before discontinued operations, extraordinary gain and cumulative effect of change in accounting principle	$(310,297)	$(338,691)	$(466,462)	$(2,490,496)	$(112,665)
Reorganization expenses	—	—		53,897	13,451
Income tax expense	—	90	25	—	—
Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses	39,019	55,183	61,897	60,043	—
Interest expense	117,521	170,015	212,420	233,643	32,214
Interest income	(21,828)	(28,401)	(16,300)	(22,370)	—
Other (income) expense	424	1,118	2,522	15,166	(1,028)
Other, net	292	4,877	1,293	1,693	2,412
Loss (gain) on disposal of long-lived assets	—	—	(906)	2,415	9,537
Provision for impairment of long-lived assets	5,169	—	31,815	1,701,466	27,943
Depreciation and amortization	49,836	91,927	174,239	318,771	67,768

EBITDA	$(119,864)	$(43,882)	$543	$(125,772)	$39,632

(4)
Capital expenditures of continuing operations include assets acquired under capital leases and through the issuance of debt or warrants and excludes corporate headquarters assets acquired through the issuance of long-term debt or capital lease obligations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section and other parts of this Report contain "forward-looking statements" intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements include words such as "intends," "anticipates," "expects," "estimates," "plans," "believes" and other similar words. Additionally, statements that describe the Company's future plans, objectives or goals also are forward- looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results include, but are not limited to, the following:

  •
  The material uncertainty of the Company's ability to continue as a going concern due to the filing for protection under bankruptcy law;
  •
  The approval and confirmation of a plan of reorganization;
  •
  The significant amount of indebtedness incurred by the Company and the Company's ability to successfully restructure this indebtedness within the bankruptcy proceeding;
  •
  The existence of historical operating losses and the possibility of continued operating losses;

  •
  The Company's ability to achieve and sustain a level of operating profitability sufficient to fund its business;
  •
  The Company's ability to successfully maintain commercial relationships with its critical vendors and suppliers;
  •
  The Company's ability to retain its major customers on profitable terms;
  •
  The extensive competition the Company will face;
  •
  The Company's ability to attract and retain qualified management and employees;
  •
  The Company's ability to access capital markets in a timely manner, at reasonable costs and on satisfactory terms and conditions;
  •
  Changes in, or the Company's inability to comply with, existing government regulations; and,.
  •
  General economic conditions and the related impact on demand for the Company's services.

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and accompanying notes beginning on page F-1 of this annual report. The Company's consolidated financial statements reflect the operations of NETCOM, Network Services and Satellite Services as discontinued for all periods presented. All dollar amounts are in U.S. dollars.

REORGANIZATION AND EMERGENCE FROM BANKRUPTCY

        During the second half of 2000, a series of financial and operational events negatively impacted ICG and its subsidiaries. These events reduced the Company's expected revenue and cash flow generation for the remainder of 2000 and 2001, which in turn jeopardized the Company's ability to comply with its existing senior secured credit facility (the "Senior Facility"). As a result of these and other events, on November 14, 2000 (the "Petition Date") ICG and most of its subsidiaries (except for certain non-operating entities), filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal Court for the District of Delaware (the "Bankruptcy Court"). The filings were made in order to facilitate the restructuring of the Company's debt, trade liabilities and other obligations. The Company and its filing subsidiaries are currently operating as debtors-in-possession under the supervision of the Bankruptcy Court.

        Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders will be substantially altered. As a result of these bankruptcy proceedings, virtually all liabilities, litigation and claims against the Company that were in existence as of the Petition Date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court. Because of the bankruptcy filings, all of the Company's liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise. At this time, it is not possible to predict with certainty the outcome of the Chapter 11 cases in general, the effects of such cases on the Company's business, or the effects on the interests of creditors and shareholders.

        On December 19, 2001, the Company and its debtor subsidiaries filed a proposed Plan of Reorganization and a Disclosure Statement in the Bankruptcy Court. The Company subsequently filed a First Amended Disclosure Statement on March 1, 2002 and a Second Amended Disclosure Statement on March 26, 2002, which was amended on April 3, 2002. (The Plan of Reorganization and the Disclosure Statement, as amended, are collectively referred to herein as the "Plan".)     A hearing on the adequacy of the Disclosure Statement was held in the Bankruptcy Court on April 3, 2002, at which time the Bankruptcy Court found the Disclosure Statement adequate and authorized the Company to submit the Plan to the Company's creditors for approval. It is anticipated that a confirmation hearing will be held in the Bankruptcy Court on May 20, 2002. Consummation of the Plan is contingent upon receiving final Bankruptcy Court approval, as well as the approval of certain classes of creditors.

        The Plan contains separate classes and proposed recoveries for the holders of claims against interests in ICG Holdings and ICG Services. The Plan does not provide for the substantive consolidation of ICG Holdings and ICG Services. The Plan does, however, provide for the substantive consolidation of ICG Holdings together with its subsidiaries, as well as ICG Services together with its subsidiaries, for purposes of voting, confirmation and distribution of claims proceeds. The Plan contemplates the conversion of the Company's existing unsecured debt into common equity of the post-bankruptcy, reorganized Company.

        In general, the Plan provides for the Company's capital restructuring by (i) reducing the Senior Facility by $25 million using the proceeds of a new senior subordinated term loan and exchanging the balance of the Senior Facility (approximately $59.6 million) into new secured debt (the "Secured Notes") and (ii) converting general unsecured claims (as defined by the Plan), which include the claims of the publicly held unsecured debentures, into newly issued common stock of the reorganized ICG (the "New Common Shares"). Under the Plan, the Company will issue approximately 8 million new shares. Additionally, the Company intends to issue approximately $40 million of new convertible notes that will be convertible into New Common Shares. Under the Plan, there will be no recovery for holders of existing preferred or common equity securities of the Company, whose interests will be cancelled.

        The Company's management, assisted by its financial advisors, Dresdner Kleinwort & Wasserstein, Inc., evaluated the reorganization value of the Company in connection with the filing of the Plan. The reorganization value of the Company on a going concern basis was estimated to be between $350 million and $500 million. This evaluation of the Company resulted in a range of values for the new common equity of between approximately $102 million and $252 million. The Plan as submitted reflects a reorganization value of approximately $413 million, which includes a valuation of the new common equity totaling $165 million.

        Upon confirmation of the Plan, the Company will apply "Fresh-Start" reporting in accordance with generally accepted accounting principles ("GAAP") and the requirements of AICPA Statement of Position ("SOP") 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under Fresh Start reporting the reorganization value of the Company, which generally represents the going concern value of the Company, is ultimately determined pursuant to the approval of the Company's Plan by the Company's creditors and confirmation of the Plan by the Bankruptcy Court. Upon the effective date of the Plan (hereinafter, the "Effective Date"), a new capital structure will be established and assets and liabilities, other than deferred taxes, will be stated at their relative fair values. Deferred taxes are determined in conformity with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 109.

CRITICAL ACCOUNTING POLICIES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

        On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, uncollectible accounts receivable, long-lived assets, operating costs and accruals, reorganization costs, litigation and contingencies. Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

  Revenue Recognition and Accounts Receivable

        Revenue for dedicated transport, data, Internet, and the majority of switched services, exclusive of switched access, is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Switched access revenue, including reciprocal compensation and carrier access, is generally billed on a transactional basis determined by customer usage. The transactional elements of switched access services are billed in arrears and estimates are used to recognize revenue in the period earned. Fees billed in connection with customer installations and other up front charges are recognized ratably over the estimated customer life.

        The Company records reciprocal compensation and carrier access revenue in accordance with regulatory authority approval and pursuant to interconnection agreements with incumbent local exchange carriers ("ILECs") and interexchange carriers ("IXCs"). The Company recognizes reciprocal compensation revenue as it is earned, except in those cases where the revenue is under dispute and collection is uncertain. The Company pays reciprocal compensation expense to other local exchange carriers ("LECs") for local exchange traffic it terminates on the LECs' facilities and such costs are recognized as incurred.

        Revenue attributable to leases of metropolitan fiber and other infrastructure pursuant to indefeasible rights-of-use agreements ("IRUs") that qualify for sales-type lease accounting, and were entered into prior to June 30, 1999, were recognized at the time of delivery and acceptance of the fiber by the customer. Certain sale and long-term IRU agreements of fiber and capacity entered into after June 30, 1999 are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment which results in the deferral of revenue recognition over the term of the agreement (currently up to 20 years).

        The Company establishes valuation allowances for: i) customer billings if realization of the billing is not assured; ii) billing and service adjustments; and iii) uncollectible accounts receivable. Valuation allowances for billings in dispute or at risk of realization and for billing and service credits are established through a charge to revenue, while valuation allowances for uncollectible accounts receivable are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of these reserves periodically, evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific valuation allowances based on the amount the Company expects to collect from these customers, as considered necessary. If circumstances relating to specific customers change or economic conditions improve or worsen such that past collection experience and assessment of the economic environment are no longer relevant, the estimate of the recoverability of the Company's trade receivables may change.

        The Company had, as of December 31, 2001, total accounts receivable outstanding of approximately $86 million and an allowance for uncollectible accounts receivable of approximately $44 million. A substantial amount of the allowance is for accounts receivable that were determined to be uncollectible prior to December 31, 2000, but for which collection efforts have not been exhausted.

  Operating Costs and Accrued Liabilities

        The Company leases certain network facilities, primarily circuits, from LECs and CLECs to augment its owned infrastructure. The Company issued a significant number of disconnect orders to LECs and CLECs for leased circuits throughout 2001 as a result of the curtailment of the Company's expansions plans, as well as the rationalization of its network. In addition, many of these facilities-providers changed the Company's billing account numbers ("BANs") in an attempt to segregate the Company's pre- and post-Chapter 11 petition billing activity. Disconnected services are frequently not reflected on a timely basis on the Company's invoices, resulting in inaccurate invoices and disputes. In addition, the assignment of new BANs frequently resulted in incorrect balances being carried forward on invoices. As a result of these and other types of billing disputes, the Company is in negotiations or litigation with certain providers. In determining the amount of line cost expenses and related accrued liabilities to reflect in its financial statements, the Company considers the adequacy of documentation of disconnect notices and disputes, as well as compliance with prevailing contractual requirements for submitting such disconnect notices and disputes to the provider of the facilities. Significant judgement is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts which may be incurred to conclude the negotiations or settle any litigation. The cost of leased facilities incurred during the year ended December 31, 2001, was approximately $221 million.

  Long-Lived Assets

        The Company's long-lived assets include property and equipment, in service, under construction or development and held for disposal, as well as goodwill and identifiable intangible assets to be held and used.

        Property and equipment in service is stated at historical cost, reduced by provisions to recognize economic impairment in value. Costs associated directly with network construction, service installations and development of business support systems, including employee related costs, and interest expense incurred during the construction period, are capitalized. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of telecommunications networks and acquired bandwidth is 5 to 20 years and 3 to 5 years for furniture fixtures, equipment and other. These useful lives are determined based on historical usage with consideration given to technological changes, trends in the industry and other economic factors that could impact the network architecture and asset utilization. Assets held for disposal or sale are stated at the estimated proceeds from the sale, less costs to sell.

        The Company provides for the impairment of long-lived assets, including goodwill, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such events include, but are not limited to, a significant decrease in the market value of an asset, a significant adverse change in the business climate that could affect the value of an asset or a current period operating or cash flow loss combined with a history of operating or cash flow losses. An impairment loss is recognized when estimated undiscounted future cash flows, before interest, expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the estimated fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows, appraisals or other pricing models as appropriate.

        The Company recognized impairments of long-lived assets of approximately $1.7 billion and $28 million during the years ended December 31, 2000 and 2001, respectively. The Company expects to recognize a further write-down in the value of long-lived assets of up to $220 million upon emergence from bankruptcy.

  Financial Reporting by Entities in Reorganization under the Bankruptcy Code

        These consolidated financial statements have been prepared for the period from November 14, 2000 through December 31, 2001, in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the consolidated financial statements for periods including and subsequent to filing the Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses and other items not directly related to ongoing operations are reflected separately in the consolidated statement of operations as reorganization expenses. Reorganization expenses were approximately $54 million and $13 million, net of a gain of approximately $39 million in 2001, during each of the years ended December 31, 2000 and 2001, respectively.

        Upon consummation of the Plan, the Company will apply "Fresh-Start" reporting in accordance with generally accepted accounting principles ("GAAP") and the requirements of SOP 90-7. Under Fresh Start reporting the reorganization value of the Company, which generally represents the going concern value of the Company, is ultimately determined pursuant to the approval of the Company's Plan by the Company's creditors and confirmation of the Plan by the Court. Upon the Effective Date, a new capital structure will be established and assets and liabilities, other than deferred taxes, will be stated at their relative fair values. Deferred taxes are determined in conformity with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109.

        As of the Effective Date, it is anticipated that approximately $2.5 billion of unsecured creditor and debt liabilities will be discharged for new equity with an estimated value of approximately $160 million. In addition, the existing preferred and common stock outstanding, including warrants and options, will be extinguished. (See Liquidity and Capital Resources section.)

  Income Taxes

        As of December 31, 2001, the Company has federal NOL carryforwards of approximately $1.6 billion, which expire in varying amounts through December 31, 2021. Due to the provisions of Internal Revenue Code ("Code") sections 108, 382 and certain other Code and Treasury Regulations, it is anticipated that a major portion of the NOLs will be reduced by cancellation of indebtedness and that a change in ownership will occur as a result of the confirmation of the Company's Plan. If the Plan results in the issuance of new stock and or the cancellation of existing stock as anticipated, the remaining amount of NOLs (if any) that can be utilized in future years will be limited.

COMPANY OVERVIEW

        ICG is a facilities-based, nationwide communications provider focused on providing data and voice services to Internet service providers ("ISPs"), telecommunication carriers and corporate customers. The Company has metropolitan fiber in 26 markets, fiber interconnection in five regional markets, voice and data switches in 27 major metropolitan areas and a nationwide IP data network. ICG is a competitive local exchange carrier ("CLEC") certified in most of the United States, having interconnection agreements with every major local exchange carrier. ICG's facilities support three product offerings: (i) Dial-Up Services (referred to in previous filings as "ISP Business"), providing wholesale managed modem connection to ISPs and other carriers; (ii) Point-to-Point Broadband, or special access service, providing dedicated broadband connections to other carriers, as well as SS7 and switched access services; and (iii) Corporate Services (referred to in previous filings as the "Commercial Business"), providing voice and data services to corporate customers with an emphasis on Dedicated Internet Access ("DIA") services.

•
Dial-Up Services: The Company provides primary rate interface ("PRI") ports (one and two way) and managed modem services ("IRAS") to many of the largest national ISPs and other telecommunications carriers, as well as to numerous regional ISPs and other communication service companies. Most of these services are on-switch through the Company's owned facilities. As of December 31, 2001, before the related reciprocal compensation, revenue from these services accounted for approximately 36% of the Company's total revenue. Associated reciprocal compensation revenue accounted for approximately 13% of the Company's revenue.

•
Point-to-Point Broadband Service: The Company provides dedicated bandwidth to connect (i) long-haul carriers to local markets, large corporations and other long-haul carrier facilities and (ii) large corporations to their long-distance carrier sites and other corporate locations. Special access sales are focused in areas where ICG maintains local fiber and buildings on-net or in close proximity. Point-to-Point Broadband service also includes switched access and SS7 services. Point-to-Point Broadband service accounted for approximately 30% of the Company's total revenue.

•
Corporate Services: The Company offers Internet access, data and voice service to corporate customers. The Company's current customer base is located primarily in California, Ohio, Texas, Colorado and parts of the Southeast. ICG is expanding its DIA services to medium and large-sized businesses in its 27 major markets. ICG is well positioned to expand this service with its metropolitan asset base, data network infrastructure, and Internet experience. Corporate Services accounted for approximately 21% of revenue.

        To provide its service offerings, ICG combines its 5,540 route miles of metropolitan and regional fiber network infrastructure, nationwide data backbone, data POPs, 27 asynchronous transfer mode ("ATM") switches, numerous private and public Internet peering arrangements and 43 voice and data switches in 27 markets. The Company's data network is supported by an OC-48 capacity nationwide fiber optic backbone currently operating at OC-12 capacity. The design of the physical network permits the Company to offer flexible, high-speed telecommunications services to its customers.

        The metropolitan and regional network infrastructure consists of fiber optic cables and associated advanced electronics and transmission equipment. The Company's network is generally configured in redundant synchronous optical network ("SONET") rings to make the network accessible to the largest concentration of telecommunications intensive business customers within a given market. This network architecture also offers the advantage of uninterrupted service in the event of a fiber cut or equipment failure, thereby resulting in limited outages and increased network reliability in a cost efficient manner.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

  Reorganized Capital Structure

        On December 19, 2001, the Company and its debtor subsidiaries filed a proposed Plan of Reorganization and a Disclosure Statement in the Bankruptcy Court. The Company subsequently filed a First Amended Disclosure Statement on March 1, 2002 and a Second Amended Disclosure Statement on March 26, 2002, which was amended on April 3, 2002 (the Plan of Reorganization and the Disclosure Statement, as amended, are collectively referred to herein as the "Plan"). A hearing on the adequacy of the Disclosure Statement was held in the Bankruptcy Court on April 3, 2002 at which time the Bankruptcy Court found the Disclosure Statement adequate and authorized the Company to submit the Plan to the Company's creditors for approval. It is anticipated that a confirmation hearing will be held in the Bankruptcy Court on May 20, 2002. Consummation of the Plan is contingent upon receiving final Bankruptcy Court approval, as well as the approval of certain classes of creditors.

        On August 12, 1999, ICG Equipment, Inc. and ICG NetAhead, Inc. ("NetAhead") entered into a $200.0 million senior secured financing facility ("Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. The Senior Facility is guaranteed by ICG Services and ICG Mountain View, Inc. and is secured by the assets of ICG Equipment, Inc. and NetAhead. On December 19, 2000, the Bankruptcy Court issued an order directing ICG Services and certain of its subsidiaries to provide adequate protection to the lenders of the Senior Facility in the form of a first priority, post-petition security interest. The Company is also subject to certain financial covenants based on results of operations under the Senior Facility. The Company continues to make interest-only payments on the Senior Facility balance as approved by the Bankruptcy Court. Interest is paid based on the prime rate plus 4.25% on $36 million of the outstanding balance and the prime rate plus 3.875% on the remaining $48.6 million.

        Under the Company's proposed Plan, the Senior Facility will be restructured with new terms and new notes (the "Secured Notes"), which will be issued to the lenders. The balance due on the Secured Notes will be approximately $59.6 million. The Secured Notes will mature three (3) years from the Effective Date. The Secured Notes will bear interest at a fluctuating rate, payable monthly in arrears currently estimated to be 8.0% if issued at March 31, 2002. The Secured Notes will also contain new financial covenants that will be established based on the Company's business plan.

        The Company's Plan, in addition to restructuring and replacing the Senior Facility with the Secured Notes, is premised upon obtaining $65 million of new exit financing comprised of three components: (i) a $25 million new senior subordinated secured term loan (the "Senior Subordinated Term Loan"), the proceeds of which will be utilized to repay $25 million of the Senior Facility; (ii) the issuance by the Company of $40 million of new unsecured convertible notes (the "Convertible Notes"), the proceeds of which will be utilized by the Company for general working capital and corporate purposes; and (iii) the Secured Notes. (The Senior Subordinated Term Loan, the Convertible Notes and the Secured Notes are collectively referred to as the "Exit Financing".)

        As proposed in the Company's Plan, the Senior Subordinated Term Loan will be arranged by Cerberus Capital Management, L.P. ("CCM") and the Convertible Notes will be purchased by a group of institutions with CCM being the predominant investor. Among other terms and conditions, the Senior Subordinated Term Loan (i) shall be subordinated to the Secured Notes, (ii) shall be secured by liens on substantially all assets of the Company, junior to the liens securing the Secured Notes, (iii) shall mature four (4) years from the Effective Date, (iv) shall have no amortization prior to maturity, and (v) shall bear interest at the rate of fourteen percent (14%) per annum, payable monthly in arrears.

        Among other terms and conditions, the Convertible Notes shall: (i) be unsecured, (ii) be subordinated to the Secured Notes and the Senior Subordinated Term Loan, (iii) shall be convertible at any time into 2,250,000 new common shares, and (iv) shall be issued with non-detachable shares of preferred stock of the reorganized ICG with an aggregate liquidation preference of $10,000. The holders of the Convertible Notes will have voting rights equivalent to the voting rights of the holders of the New Common Shares on an as converted basis. In addition, subject to certain percentage ownership requirements, the Convertible Notes will entitle CCM to appoint five (5) directors to the reorganized Company's Board of Directors, W. R. Huff Asset Management Co. L.L.P. to appoint two (2) directors and Morgan Stanley & Co., on behalf of the Company's unsecured creditors, will be entitled to select one board member. The Company's current CEO, Mr. Randall Curran, will serve as Chairman of the Board of Directors. In addition, certain corporate actions will require the approval of a supermajority of the Board.

        The proposed Exit Financing is entirely contingent upon the Company consummating its Plan, which will include obtaining the necessary approvals from the Bankruptcy Court and the Company's creditors. The Plan contains the endorsement of the Company's official committee of unsecured creditors and their recommendation that the creditors vote to accept the Plan; however, there is no assurance that the Bankruptcy Court and the Company's creditors will approve of the proposed Plan. Additionally, the Exit Financing remains subject to a number of conditions precedent, including the completion of final documentation, the absence of any material adverse change in the Company's business or financial condition and the absence of any material disruption in the financial markets.

        The Company's management, assisted by its financial advisors, Dresdner Kleinwort & Wasserstein, Inc., evaluated the reorganization value of the Company in connection with the filing of the Plan. The reorganization value of the Company on a going concern basis was estimated to be between $350 million and $500 million. This evaluation of the Company resulted in a range of values for the new common equity of between approximately $102 million and $252 million. The Plan as submitted reflects a reorganization value of approximately $413 million, which includes a valuation of the new common equity totaling $165 million.

        The following table, Condensed Capital Structure, compares the capital structure of the Company as of December 31, 2001, as reported in the Company's audited financial statements, with the projected pro forma reorganized capital structure of the reorganized ICG upon confirmation of the Plan. Amounts presented below as the Projected Pro Forma elements of the reorganized ICG's capital structure are taken from the Company's Plan that assumes an effective date of confirmation of the Plan of April 30, 2002.

Condensed Capital Structure

	Actual December 31, 2001	Projected Pro Forma Reorganized Capital Structure April 30, 2002
	(in thousands)
Capital lease obligations
Corporate headquarters	$50,708	$50,902
Other	185,518	47,738

Total	236,226	98,640

Secured long-term debt
Senior facility	84,574	—
Secured Notes	—	59,574
Other secured debt	929	24,463

	85,503	84,037

Senior Subordinated Term Loan	—	25,000

Convertible Notes, net of $5 million of debt discount	—	35,000

Unsecured long-term debt	1,968,781	—

Total debt	2,290,510	242,677

Preferred stock	1,326,745	—
Stockholders' (deficit) equity	(3,444,757)	165,000

Total debt and stockholders' equity	$172,498	$407,677

        The Company has received executed commitment letters for the Exit Financing, however, these commitments remain subject to a number of conditions precedent, including without limitation (i) completion of final documentation and (ii) absence of any material adverse change in the Company's business or material disruption in the financial markets. There can be no assurance that these conditions will be satisfied (or waived), and if not, the Company will not obtain the financing provided thereby.

        As stated above, the Plan is premised upon reorganized ICG obtaining the Exit Financing. In the event the Company does not obtain such financing, the Company's ability to execute its Plan and meet future commitments will be materially adversely impacted.

        Capital lease obligations primarily include long-term leases for certain fiber facilities and the headquarters building and are projected to total $98.6 million at the Effective Date. The effective interest rate is assumed to average 14.8% per annum for fiber leases and 11.7% per annum for the building.

        The Secured Notes are projected to have a principal balance of $59.6 million outstanding as of the Effective Date. Interest on the Secured Notes will be accrued as a premium over LIBOR or a premium over the bank's prime rate and is payable monthly in arrears. If outstanding at March 31, 2002 the rate payable is estimated to have been 8.0% per annum. The principal balance of the Secured Notes is projected to begin amortizing in 2003 and will mature in 2005.

        The $25 million Senior Subordinated Term Loan accrues interest at 14% which is fixed and payable monthly in arrears. The Senior Subordinated Term Loan matures in four years. In addition, warrants to purchase 200,000 New Common shares of the reorganized ICG will be issued in connection with the Senior Subordinated Term Loan. The warrants will have an exercise price equal to the reorganization value assigned to the Company and will expire, if unexercised, on the fifth anniversary of Effective Date.

        The $40 million of Convertible Notes are convertible into 2,250,000 New Common Shares of the reorganized ICG at the Effective Date. This effective conversion price (i.e. $17.78 per share) is 11.1% below the value of the New Common shares as of the Effective Date (i.e. $20.00 per share) representing a $5 million value associated with the conversion rights. Interest accrues at the rate of 11% per annum compounded quarterly and is paid in the form of additional Convertible Notes and conversion rights. Payments on Convertible Notes, to the extent not converted, mature on the seventh anniversary of the Effective Date. The $5 million value of the initial conversion rights associated with the Convertible Notes has been established as debt discount with a corresponding increase to additional paid in capital of stockholders' equity to reflect the impact of such beneficial conversion feature in the accompanying table.

        The Secured Notes and the Senior Subordinated Term Loan will require the Company to meet certain financial covenants. The financial covenants will include minimum EBITDA requirements and capital expenditure limitations. The covenants will also require that the Company maintain a minimum cash balance calculated as a ration to the outstanding balance of the Secured Notes. Certain of these financial covenants will be established based on the Company's projected financial results set forth in the Plan. The Company's Plan, however, is based on the good faith assumptions and projections of management, which are inherently uncertain. Actual results could differ materially from the Company's Plan, which in turn could negatively impact the Company's compliance with the financial covenants.

        Additionally, the minimum cash covenant will be established by the secured lenders without reference to the Company's financial projections. Based on the Company's current EBITDA projections, and assuming the Company does not raise additional funds, or cut its projected capital spending, the Company would need to request a modification or waiver with respect to the minimum cash coverage ratio covenant by the fourth quarter of 2003. Management anticipates that the Company's business plan provides sufficient flexibility to reduce spending as appropriate to remain in compliance with this covenant. New sources of capital may also be available beyond that which is currently projected by management. There is no assurance, however, that these objectives can be realized, or that the Company will be able to secure additional capital or alternative financing. In such event, the secured lenders could declare a default and take certain actions that would require the Company to accelerate repayment.

        Other debt as of the Effective Date consists primarily of notes issued to vendors and taxing authorities and are projected to have a principal balance totaling $24.5 million. Associated interest expense is projected at 7.0% to 10% per annum, payable monthly.

  Other Sources of Funding

        The Company had cash and cash equivalents of approximately $147 million as of December 31, 2001 and anticipates having cash and cash equivalents of approximately $99 million on the Effective Date. The change in cash reflects receipt of the Exit Financing, normal operating cash requirements and payment of restructuring fees and commitments at closing.

        The Company expects that the demand for telecommunication services will grow and, not withstanding the current downturn in the general economy and specifically the telecommunications industry, that it will be able to increase its relatively small share of the markets it serves. The Company also believes that as the Company's revenues grow, cash provided by operating activities will increase. The Company anticipates that it will be able to refinance all or a portion of the amounts due at the term of the respective facilities.

Capital Commitments

  Contractual Cash Commitments

        The following table summarizes the Company's contractual cash commitments. The table assumes the Plan will be confirmed by the Court and the creditors and that the final provisions of the Exit Financing will exhibit terms and conditions substantially in agreement with the executed commitments discussed above.

Summary of Contractual Cash Obligations

	Four Months Ended April 30, 2002	Eight Months Ended December 31, 2002	Year Ended December 31, 2002	Two to Three Years	Four to Five Years	After Five Years
	(in thousands)
Capital lease obligations:
Corporate headquarters	$—	$—	$—	$—	$—	$50,902
Other	7,207	2,410	9,617	12,061	7,801	25,466

Total(1)	7,207	2,410	9,617	12,061	7,801	76,368

Secured long-term debt:
Senior facility	25,000	—	25,000	—	—	—
Mortgage	—	—	—	—	—	—
Secured Notes	—	—	—	11,926	47,648	—
Other secured debt	—	5,719	5,719	12,165	6,066	512

	25,000	5,719	30,719	24,091	53,714	512

Senior Subordinated Term Loan	—	—	—	—	25,000	—
Convertible Notes, net of $5 million of debt discount	—	—	—	—	—	40,000

Total	—	—	—	—	25,000	40,000

Total Capital Leases and Debt	32,207	8,129	40,336	36,152	86,515	116,880

Other Obligations:
Restructuring fees and commitments(2)	25,466	—	25,466	—	—	—
Operating leases and rents	6,864	13,729	20,593	32,668	28,424	56,251
Maintenance and other contracts	873	1,746	2,619	200	400	—

Total	33,203	15,475	48,678	32,868	28,824	56,251

Total Contractual Cash Obligations	$65,410	$23,604	$89,014	$69,020	$115,339	$173,131

(1)
Excludes the imputed interest component of the capital leases.
(2)
Includes the estimated settlement of Administrative (Professional fees), Convenience and Priority Claims and cash disbursed with the affirmation of certain executory contracts (as these terms are defined in the Plan).

  Capital Expenditures

        Capital expenditures are projected to be approximately $98 million in 2002 and $500 million through 2005. An estimated 25% to 35% of the expenditures in 2002 will be incurred to maintain the current functionality of the network infrastructure and information and business support systems, such as software upgrades, replacement of physically obsolete equipment, etc. Capital expenditures, exclusive of amounts required to maintain the current functionality will be driven by customer demand for the Company's services. If customer demand for new services does not meet the expectation of the Plan, capital expenditures will be proportionally reduced. The Company has approximately $95 million of construction and development in process as of December 31, 2001. This includes 5 switch sites that are substantially complete and which management anticipates will be generating revenue in the second half of 2002.

        The Company also has available capacity on its data backbone and in its modem banks. It is the Company's objective to use the capacity to support future revenue streams.

Assessment of Risks and Uncertainty

  Availability of Financing

        The Company believes that cash and short-term investments should enable the Company to fund operations into 2004 when the Company plans to refinance the Secured Note. There can be no assurance, however, that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements, or that the Company will achieve or sustain profitability or positive EBITDA in the future, which will allow it to maintain cash reserve or attract capital with which to refinance the Secured Notes.

        As stated above, the Plan is premised upon the reorganized ICG obtaining the Exit Financing on the Effective Date. In the event the Company does not obtain such financing, the Company's ability to execute the Plan and meet future commitments will be materially adversely impacted.

  Sustaining Positive Cash Flow

        The general economic downturn and the severe downturn in the telecommunications industry have resulted in an increased risk to the Company in the form of: exposure to credit risk from existing customers; increased churn (especially in Point-to-Point Broadband services); and oversupply of backbone and other services, creating increased pricing pressures.

        Due to the impacts of a slowing economy, which has resulted in customers going out of business, filing bankruptcy, or looking for opportunities to cut costs, the Company has experienced an acceleration of customers disconnecting services that has resulted in downward pressure on revenue performance. In addition, customers are taking longer to make buying decisions, lengthening the sales cycle. During the fourth quarter 2001, recurring revenue of approximately $3 million was eliminated due to customer disconnects.

        Management believes that such pressure will continue to negatively impact revenue performance for the first half of 2002 and possibly longer. Approximately 5.0% of the Company's monthly recurring revenue at December 31, 2001 was represented by customers the Company believes may be experiencing financial difficulties. The Company cannot predict how much of that revenue will be lost to disconnections. In addition, the Company anticipates further disconnections by other customers due to optimizing their existing networks, continued cost cutting efforts, and additional customer bankruptcies or other customer financial difficulties. There is no assurance that the Company will be able to replace lost revenue with new revenue from sales.

        Factors that could negatively impact the Company's margins in a slowing economy includes below-cost pricing by some competitors to increase short-term cash flow. In addition, pricing pressure from long-haul providers could impact pricing of inter-city point-to-point services. However, the Company believes that its margins will be improved by its ability to sell services on its extensive networks that extend beyond these types of highly competitive routes onto its metropolitan facilities.

        Reciprocal compensation revenue is primarily associated with the Company's Dial-Up revenue that represents compensation from LECs for local exchange traffic originated on another LEC's facilities and terminated on the Company's facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on regulatory and judicial rulings in each of the states. Further, several significant settlement agreements were renegotiated in 2000 and 2001. (See "Regulatory Activity".) In most states in which the Company provides services, regulatory bodies have established lower traffic termination rates than the rates provided under the Company's agreements and, as a result, the rates, while reasonable in light of the regulatory environment, are lower than the rates under the expiring agreements. In addition, a 2001 FCC ruling on reciprocal compensation for ISP-bound traffic reduced rates in 2001 and will further reduce rates in January 2002 and June 2003. The ruling also capped the number of minutes that can be billed for ISP-bound traffic. Reciprocal compensation represented approximately 30%, 23% and 13% of revenue in each of the years in the three year period ended December 31, 2001. The Company believes that the revenue earned from reciprocal compensation will be significantly reduced in future years.

        The immense capital investments made in the telecommunications industry have created substantial supply of network infrastructure. Oversupply combined with rapid technological advancements that have the potential to reduce operating costs and intense competition from numerous participants in most of the Company's markets have resulted in significant pricing pressure in each of the Company's main service areas. While the Company believes it is price competitive overall, it cannot predict the extent of further pricing pressures and potential adverse impacts to future operating results.

Loss of significant customer

        Several customers account for a significant portion of our revenue.

        The Company has substantial business relationships with a few large customers. For the year ended December 31, 2001, the top ten customers accounted for approximately 52% of total revenue. The Company's largest customer for the three and 12 months ended December 31, 2001, accounted for 28% and 18%, respectively of total revenue. In 2001 the companies that individually represented more than 5% of total revenue, were Qwest Communications, Inc., Cable and Wireless, Inc. and UUNet (a division of WorldCom, Inc.).

Off Balance Sheet Financing

        The Company has no off balance sheet financing other than long term commitments for operating leases and rents as shown in the Summary of Contractual Cash Commitments.

Historical Cash Activities

  Net Cash Provided (Used) By Operating Activities

        The Company's operating activities before reorganization items provided approximately $74 million and $142 million in 2001 and 2000, respectively, and used $44 million in 1999. Net cash provided (used) by operating activities is primarily due to losses from continuing operations, working capital items and non-cash expenses, such as depreciation and amortization, deferred interest expense, provision for impairment of long-lived assets, accretion and preferred dividends on subsidiary preferred securities.

        In 2001, this source of cash is the result of a net loss before reorganization items of approximately $99 million offset by non-cash charges of approximately $137 million and cash provided by working capital of $37 million.

        In 2000, non-cash charges such as depreciation and amortization and the impairment of long-lived assets substantially offset the net loss. Working capital, excluding deferred revenue, provided $44 million of cash and deferred revenue provided $169 million of cash.

        Reorganization items are primarily non-cash charges derived from the bankruptcy process.

        In 1999, net cash used by operating activities of $44 million included an increase in receivables of approximately $121 million, which offset non-cash expenses and other changes in working capital.

  Net Cash Used By Investing Activities

        Investing activities used $122.4 million, $557.6 million, and $17.5 million during each of the years in the three year period ended December 31, 2001, respectively. Net cash used by investing activities includes cash expended for the acquisition of property, equipment and other assets of $530 million, $596 million, and $44 million, which is net of the change in prepaid expenses, accounts payable and accrued liabilities related to the acquisition of property and equipment, for each of the years in the three year period ended December 31, 2001, respectively.

        During 1999, the Company used $29 million for the purchase of long-term investments and $6 million to purchase the minority interest of two of the Company's subsidiaries. Offsetting the expenditures of investing activities for 1999 are the net proceeds from the sales of NETCOM, Network Services and Satellite Services combined of $405 million, including $30 million in proceeds from the sale of common stock of MindSpring, which the Company received as partial consideration for the sale of the domestic operations of NETCOM, and proceeds from the sales of short-term investments available for sale of $30 million.

        Offsetting the expenditures for investing activities for 2000 are the proceeds from the sale of short-term investments and marketable securities of $33 million. Offsetting the expenditures for investing activities in 2001 are the proceeds from the sale of short-term investments and marketable securities of $20 million and decrease in restricted cash of $3 million due to settlement of liabilities subject to compromise.

        The Company acquired assets under capital leases and IRU agreements of approximately $144 million, $231 million and $51 million during each of the years in the three year period ended December 31, 2001 respectively, including the capital lease for the Company's headquarters building in 2001.

  Net Cash Provided By Financing Activities

        Financing activities provided $67.0 million, $528.4 million during 1999 and 2000 and used $20.9 million in 2001. Due to the Company's ongoing bankruptcy proceedings, the Company's financing activities in 2001 were minimal. Management of the Company has determined that the Company has adequate cash and short-term investments to provide for operations during the reorganization period. Accordingly, the Company terminated its Debtor-in-Possession Revolving Credit Agreement on November 7, 2001 without ever having drawn any amounts under this agreement. All prepetition contractual debt and capital lease payments were suspended and subject to revised payment terms on a specific case basis. The Company ceased accreting the discounts or accruing interest on all unsecured debt subject to compromise as of the Petition Date. The Company continued to accrue and make interest payments on all fully secured long-term debt and capital lease obligations. During 2001, the Company made principal payments on capital leases of $17.5 million. In addition, the Company made $1.3 million in preferred stock dividend payments in 2001 as part of a settlement approved by the Bankruptcy Court.

        Net cash provided by financing activities in 1999 and 2000 includes the Senior Facility completed in August 1999, and the 8% Series A Convertible Preferred Stock issued in April 2000. Historically, the funds to finance the Company's business acquisitions, capital expenditures, working capital requirements and operating losses have been obtained through public and private offerings of the Company and Holdings-Canada common shares, convertible subordinated notes, convertible preferred shares of Holdings-Canada, capital lease financings and various working capital sources, including credit facilities, in addition to the private placement of the securities previously mentioned and other securities offerings. Net cash provided by financing activities for 1999 and 2000 also includes proceeds from the issuance of common stock in conjunction with the exercise of options and warrants and the Company's employee stock purchase plan, offset by principal payments on long-term debt, capital leases and IRU agreements and payments of preferred dividends on preferred securities of subsidiaries.

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

        On December 4, 2000, the Company finalized its Debtor-in-Possession Revolving Credit Agreement with Chase Manhattan Bank (the "Credit Agreement"). The Credit Agreement originally provided for up to $350 million in financing, which was subsequently amended to $200 million. On November 7, 2001 the Company terminated the Credit Agreement because it expects that it will have adequate cash and short-term investments to fund operations during the bankruptcy process.

        As a result of the Company's liquidity problems, the Company's directors did not declare a dividend on the 6 3/4% Preferred Securities that was otherwise payable on November 15, 2000. In addition, the Company has not declared dividends on the 14%, 14 1/4% Preferred Stock and the 8% Series A Convertible Preferred Stock.

  Capital Expenditures

        The Company's capital expenditures of continuing operations (including assets acquired under capital leases) were $739.1 million, $973.6 million and $41.5 million for 1999, 2000 and 2001, respectively.

        Capital expenditures of continuing operations in 2001 excludes corporate headquarters assets acquired through capital lease obligations.

RESULTS OF OPERATIONS

        The following table provides certain statement of operations data and certain other financial data for the Company for the periods indicated. The table also presents revenue, operating costs and expenses, operating loss and EBITDA as a percentage of the Company's revenue.

	Years Ended December 31,
	1999		2000		2001
	$	%	$	%	$	%
	($ values in thousands)
Statement of Operations Data:
Revenue	479,226	100	598,283	100	499,996	100
Operating costs	238,927	50	440,090	74	351,973	70
Selling, general and administrative	179,737	38	199,508	33	94,155	19
Bad debt expense	60,019	12	84,457	14	14,236	3
Depreciation and amortization	174,239	36	318,771	53	67,768	14
Provision for impairment of long-lived assets	31,815	7	1,701,466	284	27,943	6
Other, net	387	—	4,108	1	11,949	2

Operating loss	(205,898)	(43)	(2,150,117)	(359)	(68,028)	(14)
Other Data:
Net cash provided (used) by operating activities	(43,476)		122,483		(11,981)
Net cash used by investing activities	(122,412)		(557,619)		(17,519)
Net cash provided by financing activities	67,018		528,444		(20,893)
EBITDA(1)	543	—	(125,772)	(21)	39,632	8
Capital expenditures of continuing operations(2)	739,061		973,584		41,463
Capital expenditures of discontinued operations(2)	12,264		—		—

(1)
See note 3 under "Selected Financial Data" for the definition of EBITDA and a reconciliation to net loss from continuing operations.
(2)
See note 4 under "Selected Financial Data" for the definitions of capital expenditures of continuing operations and capital expenditures of discontinued operations.

LONG-LIVED ASSET IMPAIRMENT

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

        SFAS No. 121 requires that assets to be held and used are measured for impairment on the basis of undiscounted future cash flows before interest determined at the lowest level for which there are identifiable cash flows. Due to the Company's inability to allocate significant amounts of central support costs to the various markets, the impairment analysis was performed on a Company-wide basis. This analysis indicated that there was a shortfall of cash flows compared to the carrying value of the Company's long-lived tangible and intangible assets and that an impairment had occurred. For purposes of calculating the amount of the impairment, the Company segregated its long-lived assets into three categories: intangible assets, consisting primarily of goodwill; tangible assets to be disposed of; and, tangible assets to be utilized in ongoing operations.

        As a result of the analysis of shortfalls of cash flows to carrying values of assets noted above, all intangibles, consisting primarily of goodwill relating to the Company's acquisitions under the purchase method of accounting, were written off as of December 31, 2000, resulting in an impairment charge of approximately $80 million.

        Additionally, the Company determined that certain assets not utilized under the Company's business plan be held for disposal or sale. The fair value of assets held for sale is based on current appraisals or purchase offers, less cost to sell. Assets held for sale are comprised primarily of 1) assets that were under construction in late 2000 and for which the incremental capital required to place the asset in service for revenue generation was not available, and 2) assets in service that were not required to meet expected future customer demand as defined in the business plan. During 2001, asset sales valued at $4 million were completed. An impairment of approximately $124 million and $28 million was reflected in the financial statements as of December 31, 2000 and December 31, 2001, respectively, to reduce these assets to their fair value of approximately $41 million and $8 million in 2000 and 2001, respectively. These assets have not been segregated as current assets in the accompanying consolidated financial statements and are included in property and equipment.

        The fair value of tangible assets to be utilized in ongoing operations was determined to be $550 million at December 31, 2000. This value was derived primarily from the discounted cash flows from future operations; however, the Company also took into consideration several other valuation techniques, including asset appraisal and current market capitalization.

        In order to reduce tangible assets to be used in ongoing operations to the fair value of $550 million, the Company recorded an impairment charge as of December 31, 2000 of approximately $1,500 million. No adjustment was made to recorded depreciation during the year ended December 31, 2000.

        The book value of the impaired assets became the new cost basis of the assets. This amount is being depreciated over the remaining estimated useful life of the assets.

        The Company, during the year ended December 31, 1999, also recorded a provision for impairment of long-lived assets of $32 million, which relates to the impairment of software and other capitalized costs associated with Telecom Services' billing and provisioning system projects under development. The provision for impairment of long-lived assets was based on management's decision to abandon the billing and provisioning systems under development and to select new vendors for these systems, which vendors were expected to provide the Company with billing and provisioning solutions with improved functionality and earlier delivery dates at significantly lower costs. The Company's billing and provisioning systems under development were either not operational or were serving minimal customers at the time management determined the carrying value of the underlying assets was not recoverable.

YEAR 2001 COMPARED TO YEAR 2000

        A series of financial and operational events negatively impacted ICG during the second half of 2000. These events reduced the Company's expected revenue and cash flow generation resulting ultimately in the Company's filing for protection under Chapter 11 of the Bankruptcy Code. The Company, upon filing, immediately discontinued it expansion plans, ceasing the construction of facilities and the installation of leased facilities to support the expansion.

        Initiatives were put in place to conserve cash and focus on predictable profitable operations. The headcount was reduced from 3,160 as of September 30, 2000 to 1,476 at March 31, 2001 and further to 1,368 by year end. This reduction in force included a reduction in the sales organization. Operating costs, including line costs expenses, were reduced to $85 million for the quarter ended June 30, 2001 from $136 million for the quarter ended December 31, 2000.

        The Company met with key customers and vendors. A customer retention campaign designed to enhance customer relationships was initiated. Sales efforts were focused on selling services which could be provided with nominal incremental cost, utilizing existing infrastructure to reduce the deployment of capital.

        These efforts allowed the Company to maintain service to customers while conserving cash resources. The cash, cash equivalents and short-term investments balances stabilized at approximately $140 million ($142 million as of March 31, 2001 and $147 million at December 31, 2001).

        In late 2001 the Company commenced the roll out of new products, and in late 2001 and early 2002 the size of the direct sales force was doubled and the sales partner program initiated.

Revenue

	Year Ended December 31,
	2000		2001
	$	%	$	%
	($ values in thousands)
Dial-Up	154,343	26	179,277	36
Point-to-Point Broadband	176,499	29	151,585	30
Corporate Services	128,378	22	105,400	21
Reciprocal Compensation	139,063	23	63,734	13

Total Revenue	598,283	100	499,996	100

        Total revenue decreased 16% to $500 million in 2001 compared to 2000. Dial-Up revenues increased significantly to account for 36% of the revenue generated in 2001. The contribution of reciprocal compensation as a percent of total revenue decreased from 23% in 2000 to 13% in 2001.

        Dial-Up revenue increased 16% to $179.3 million in 2001 from $154.3 million in 2000. The increase is primarily attributable to a 2% increase in the average number of customer access ports and a significant reduction in service credits issued to customers in 2001, offset by a reduction in the average revenue per port due to product mix and price reductions. The Company issued approximately $30 million of service credit to customers in the third and fourth quarters of 2000. Service levels significantly improved in early 2001.

        Point-to-Point Broadband revenue, which includes switched access and SS7 revenues, decreased 14% to $151.6 million in 2001 from $176.5 million in 2000. The decrease is due primarily to a reduction of $12.1 million in switched access revenues due to reduced customer demand and a reduction of $11.5 million of revenue recognized in 2000 on a fiber optic lease agreement with a major interexchange carrier that did not recur in 2001. Switched access and SS7 services provided approximately 16% of the revenues in this revenue category in 2001.

        Corporate Services revenue decreased 18% to $105.4 million in 2001 from $128.4 million in 2000. The decrease is primarily attributable to a 21% decrease in the average number of access lines, many of which were resale lines that generated a highter than average revenue per line but low margins, and a reduction in revenue due to the transitioning of long distance services to another carrier in late 2001.

        Reciprocal compensation revenue declined 54% from $139.1 million in 2000 to $63.7 million in 2001. Reciprocal compensation revenue is primarily earned under interconnection agreements with ILECs for terminating local traffic but also includes revenue from transport and termination of other traffic for the ILECs. Reciprocal compensation is charged based on a rate per minute of use (MOU). Reciprocal compensation MOU decreased approximately 9% in 2001 from 2000 as the number of ports and access lines decreased, and the average rate per MOU declined approximately 52%. In 2000, the Company negotiated new interconnection agreements with several ILECs. These agreements assured the recognition and receipt of compensation for terminating ISP traffic but at rates lower than the Company had historically received. The Company anticipates that due to changes in the regulatory environment, reciprocal compensation revenue earned after 2003 will be significantly reduced.

Operating costs

        Total operating costs decreased 20% from $440.1 million in 2000 to $352.0 million in 2001. Operating costs decreased as a percentage of revenue from 74% in 2000 to 70% in 2001. Operating costs consist primarily of payments to ILECs, other CLECs and long distance carriers for the use of network facilities to support Dial-Up, Voice, Point-to-Point Broadband, Switched access and long distance services as well as internal network operating costs, right of way fees and other operating costs. Internal network operating costs include the cost of engineering and operations personnel dedicated to the operations and maintenance of the network. Operating costs have decreased as a percentage of revenue primarily due to termination of circuits that were not generating revenue.

Selling, general and administrative expenses (SG&A)

        Total SG&A expenses decreased from $199.5 million in 2000 to $94.2 million in 2001, a 53% decrease. SG&A expenses as a percentage of revenue decreased from 33% in 2000 to 19% in 2001. The decrease in SG&A is attributable to decreases in salaries and benefits, travel and entertainment, marketing, professional fees as well as other expenses as a result of the Company's restructuring process which commenced in the second half of 2000. These reductions included reducing the full-time employee count from 2,054 at December 31, 2000 to 1,368 at December 31, 2001 with the majority of the headcount reductions taking place in the first quarter of 2001.

Bad debt expense

        Bad debt expense decreased 83% from $84.5 million in 2000 to $14.2 million in 2001. The Company recorded a provision for uncollectible accounts in 2000 of approximately $29 million and $53 million in the third and fourth quarters of 2000, respectively. Of those amounts, approximately $6 million and $13 million related to reciprocal compensation for the third and fourth quarters of 2000, respectively. This increase in the provision in 2000 was attributable to (i) customers in the ISP and Internet space that were unable to pay for service, (ii) the resolution of billing disputes, (iii) customers that stopped or deferred payments for services as the Company entered bankruptcy and (iv) reduction in the resources that the Company could afford to expend to enforce the payment of reciprocal compensation under the interconnection agreements. The decrease in the provision for uncollectible accounts in 2001 was attributable to significant improvement in the collection of current billings and past due accounts as well an improvement in customers' reactions to ICG's reorganization and satisfactory settlements of account balances with major customers.

Depreciation and amortization

        Depreciation and amortization decreased 79% from $318.8 million in 2000 to $67.8 million in 2001. The decrease is primarily due to the $1.7 billion impairment charge to reduce tangible and intangible assets to their fair value at as of December 31, 2000. The net book value of the tangible assets in service became the new cost basis for depreciation as of December 31, 2000.

Provision for impairment of long-lived assets

        (See Long-Lived Asset Impairment.)

Loss on disposal of long-lived assets

        The Company recorded a loss of $2.4 million in 2000 and a loss of $9.5 million in 2001 for the disposal of long-lived assets. The Company recognized a $7 million loss on the sale of its headquarters building in mid 2001.

Other, net

        Other, net operating costs and expenses increased from $1.7 million in 2000 to $2.4 million in 2001. Other, net operating costs and expenses consists primarily of $1.3 million and $2.4 million of deferred compensation from an arrangement with its former chief executive officer in 2000 and 2001, respectively.

Interest expense

        Interest expense decreased from $233.6 million in 2000 to $32.2 million in 2001. The decrease in interest expense is a result of the Company's bankruptcy filing. Interest was not accrued or paid and discounts were not accreted on all Prepetition debt subject to compromise. Contractual interest that was not recorded due to the bankruptcy proceedings totaled $30.3 million for the period from the Petition Date through December 31, 2000 and $249.3 million in 2001. Included in interest expense for 2000 was $175.8 million of noncash interest. Additionally, interest expense is net of interest capitalized related to construction in progress of $7.0 million and $1.2 million during 2000 and 2001, respectively. The Company continued to accrue and make payments on all fully collateralized long-term debt and capital lease obligations not subject to compromise.

Interest income

        Interest income decreased from $23.8 million in 2000 to $6.7 million in 2001. Interest income earned as a result of the bankruptcy filing of $1.4 million and $6.7 million in 2000 and 2001, respectively, was classified as reorganization expenses in accordance with the requirements of SOP 90-7. The decrease in total income is attributable to the decrease in cash, cash equivalents and short-term investments resulting from the use of the Company's cash balances in connection with its reorganization under the bankruptcy proceedings and from generally lower interest rates and yields on its invested cash.

Other expense, net, including realized gains and losses on marketable trading securities costs

        Other expense, net decreased from $15.2 million of expense in 2000 to $1.0 million of income in 2001. Other expense, net in 2001 consists primarily of a net gain on the sale of investments. The 2000 amount relates primarily to the loss on the investment in Teligent, partially offset by a gain on a litigation settlement.

Reorganization expenses

        Reorganization expenses associated with the Company's reorganization of $13.5 million and $53.9 million in 2001 and 2000, respectively, consist of costs associated with the bankruptcy proceedings that are not directly attributable to the on-going operations of the Company. In 2001, such costs include a gain on settlement with major customers of $39.2 million and interest income earned as a result of the bankruptcy filing of $6.7 million offset by severance and employee retention costs of $13.2 million, estimated loss on equipment returned to vendors of $10.3 million, legal and professional fees of $16.5 million, switch site closure costs of $5.2 million, line cost termination expenses of $9.3 million and $4.9 million of other costs. In 2000, these costs include $36.5 million for the write-off of deferred financing and offering costs, $9.6 million for severance and employee retention costs, $6.3 million in professional fees, $2.3 million in lease cancellation charges and $0.6 million of other costs, offset by $1.4 million of interest income earned as a result of the bankruptcy filing.

Accretion and preferred dividends on preferred securities of subsidiaries

        Accretion of costs and preferred dividends on preferred securities of subsidiaries decreased from $60.0 million in 2000 to $0 in 2001. The decrease is due to the bankruptcy proceedings. The accretion of the preferred dividends and amortization of offering costs on all preferred securities ceased as of the Petition Date. The Company fully accreted the discount and fully wrote-off the offering costs totaling $9.7 million associated with the preferred stock subsequent to the Petition Date. Such amounts are included in reorganization expenses in the accompanying consolidated statement of operations. Accretion and preferred dividends on preferred securities of subsidiaries recorded through the Petition Date for the year ended December 31, 2000 consist of the accretion of issuance costs, discount and preferred security dividend accruals for the 6 3/4% Preferred Securities, the 14% Preferred Stock and the 14 1/4% Preferred Stock. Pursuant to the Company's Plan of Reorganization, the Company's preferred securities will be deemed to be cancelled and extinguished on the Effective Date.

Net income from discontinued operations

        Net income from discontinued operations was $4.3 million in 2000. Net income from discontinued operations for 2000 primarily consists of adjustments to the gain (loss) on disposal of Network and Satellite Services in 1999. There were no discontinued operations in 2001.

Cumulative effect of change in accounting principle

        Cumulative effect of change in accounting principle for revenue from installation services of $7.4 million for 2000 is due to the change in accounting as a result of the adoption of SAB 101 on October 1, 2000 applied retroactively from January 1, 2000.

Accretion and dividends of 8% Series A Convertible Preferred Stock to liquidation value and related dividends

        Accretion and dividends of 8% Series A Convertible Preferred Stock to liquidation value and related dividends is comprised of the dividends and the accretion to liquidation value of the 8% Series A Convertible Preferred Stock of $158.2 million during 2000. The decrease is due to the bankruptcy proceedings. Recording of the accretion and related dividends ceased as of the Petition Date. Pursuant to the Plan, the Company's preferred securities will be deemed to be cancelled and extinguished on the Effective Date.

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

YEAR 2000 COMPARED TO YEAR 1999

Revenue

	Year Ended December 31,
	1999		2000
	$	%	$	%
	($ values in thousands)
Dial-Up	$62,381	13	154,343	26
Point-to-Point Broadband	161,850	34	176,499	29
Corporate Services	112,490	23	128,378	22
Reciprocal Compensation	142,505	30	139,063	23

Total Revenue	$479,226	100	598,283	100

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

        Reciprocal compensation revenue declined slightly from $142.5 million in 1999 to $139.1 million in 2000. Reciprocal compensation revenue is primarily earned under interconnection agreements with ILECs for terminating local traffic but also includes revenue from transport and termination of other traffic for the ILECs. Reciprocal compensation is charged based on a rate per minute of use (MOU). Reciprocal compensation MOU increased approximately 50% in 2000 from 1999 as the number of ports and access lines increased, which was offset by a decline in the average rate per MOU of approximately 30%. In 2000, the Company negotiated new interconnection agreements with several ILECs. These agreements assured the recognition and receipt of compensation for terminating ISP traffic but at rates lower than the Company had historically received. The Company anticipates that due to changes in the regulatory environment, reciprocal compensation revenue earned after 2003 will not be significant.

Operating costs

        Total operating costs increased from $238.9 million in 1999 to $440.1 million in 2000, an 84% increase. Operating costs increased as a percentage of revenue from 50% in 1999 to 74% in 2000. Operating costs consist primarily of payments to ILECs, other CLECs, and long distance carriers for the use of network facilities to support Dial-Up, voice, Point-to-Point Broadband, switched access and long distance services as well as internal network operating costs, right of way fees and other operating costs. Internal network operating costs include the cost of engineering and operations personnel dedicated to the operations and maintenance of the network. Operating costs have increased as a percentage of revenue due to the amount of service credits issued to IRAS customers, as noted above, and as a result of the number of lines leased in 2000. ICG incurred incremental costs associated with the advanced deployment of leased lines in expansion cities to accommodate customer requirements, resulting in an increase in operating expenses as a percent of revenue. Those lines were provisioned using either ILEC or other CLEC capacity to meet customer demand. The Company is in the process of terminating circuits that are not generating revenue and, as a result, has experienced a significant reduction in operating costs in 2001.

Selling, general and administrative expenses (SG&A)

        Total SG&A expenses increased from $179.7 million in 1999 to $199.5 million in 2000, an 11% increase. SG&A expenses as a percentage of revenue decreased from 38% in 1999 to 33% in 2000. The increase in SG&A is attributable to increases in salaries and benefits and other expenses incurred to support the rapid expansion the Company was experiencing in the first three quarters of 2000. Average full-time employees ("FTE") did not change significantly in 2000 from 1999. The number of FTEs reached 3,160 at the end of the third quarter of 2000 before decreasing to 2,054 as of the end of the year. The increase in salaries and benefits is primarily attributable to the compensation plan implemented in late 1999 and early 2000. The compensation plan was designed to allow the Company to attract high quality talent required to support the Company's growth and to increase retention. SG&A expenses have been significantly reduced in 2001.

Bad debt expense

        The provision for 1999 included approximately $45 million to recognize as uncollectible, revenue earned under interconnection agreements deemed uncollectible as a result of unfavorable regulatory rulings. The Company recorded a provision for uncollectible accounts in 2000 of approximately $29 million and $53 million in the third and fourth quarters of 2000, respectively. Of those amounts, approximately $6 million and $13 million related to reciprocal compensation for the third and fourth quarters of 2000, respectively. This increase in the provision in 2000 was attributable to (i) customers in the ISP and Internet space that were unable to pay for service, (ii) the resolution of billing disputes, (iii) customers that stopped or deferred payments for services as the Company entered bankruptcy and (iv) reduction in the resources which the Company could afford to expend to enforce the payment of reciprocal compensation under the interconnection agreements.

Depreciation and amortization

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

Interest income

        Interest income increased from $16.3 million in 1999 to $23.8 million in 2000. Interest income of $1.4 million earned in 2000 as a result of the bankruptcy filing was classified as reorganization expenses. The increase is attributable to the increase in cash, cash equivalents and short-term investments resulting from the cash proceeds to the Company of the 8% Series A Convertible Preferred Stock. The amount of interest income attributable to increased cash balances during the bankruptcy proceedings was not material.

Other expense, net, including realized gains and losses on marketable trading securities costs

        Other expense, net increased from $2.5 million in 1999 to $15.2 million in 2000. The 2000 amount primarily relates to the loss on the investment in Teligent, partially offset by a gain on litigation settlement. Other expense, net in 1999 consists of litigation settlement costs offset by a gain on the sale of the common stock of MindSpring.

Reorganization expenses

        Reorganization expenses of $53.9 million in 2000 consist of costs associated with the bankruptcy proceedings that are not directly attributable to the on-going operations of the Company. Such costs include $36.5 million for the write-off of deferred financing and offering costs, $9.6 million for severance and employee retention costs, $6.3 million in professional fees, $2.3 million in lease cancellation charges and $0.6 million of other costs, offset by $1.4 million of interest income earned as a result of the Company's bankruptcy filing.

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

QUARTERLY RESULTS

        The following table presents selected unaudited operating results for three-month quarterly periods during the years ended December 31, 2000 and 2001. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Company's consolidated financial statements and related footnotes included elsewhere in this Annual Report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

        Operating loss for the fourth quarter of 2001 was significantly higher than the preceding quarters in 2001 due primarily to recording the provision for impairment of long-lived assets of $27.9 million and deferred compensation of $2.4 million in this quarter. This was partially offset by a reduction in operating costs and selling, general and administrative expenses in the fourth quarter as compared to preceding quarters. The Company recorded net income of $25.8 million in the third quarter of 2001 as compared to net losses in each of the other quarters due to the recording of a gain on settlement with major customers and vendors of $36.3 million in the third quarter of 2001.

        Revenue for the third and fourth quarters of 2000 was lower, and operating loss higher, due primarily to service credits issued for network service problems, increases in the provision for uncollectible accounts, the non-recognition of revenue from certain ISP customers and the asset impairment. Service credits issued to IRAS customers totaled approximately $17 million and $13 million in the third and fourth quarters of 2000, respectively. The Company recorded a provision for uncollectible accounts of approximately $29 million and $53 million in the third and fourth quarters of 2000, respectively. Of those amounts, approximately $6 million and $13 million related to reciprocal compensation for the third and fourth quarters of 2000, respectively. In addition, during the fourth quarter of 2000, the Company did not recognize approximately $5.5 million of Dial-Up revenue due to concerns regarding the ultimate collection of billings. Finally, the Company recorded an impairment of long-lived assets of $1.7 billion during the fourth quarter of 2000.

        The following table summarizes the Company's unaudited quarterly results of operations and statistical data for 2000 and 2001, respectively:

	Three Months Ended				Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts and statistical data)
Statement of Operations Data:
Revenue(1)	$157,408	$174,704	$145,257	$120,914	$136,397	$121,252	$124,071	$118,276
Operating loss	(45,614)	(51,826)	(159,113)	(1,893,564)	(22,921)	(13,787)	(4,561)	(26,759)
Loss (income) from continuing operations	(121,450)	(124,612)	(237,246)	(2,007,188)	(53,357)	(33,321)	25,764	(51,751)
Net (loss) income from discontinued operations	—	736	—	3,606	—	—	—	—
Net income (loss)	(121,450)	(123,876)	(237,246)	(2,010,945)	(53,357)	(33,321)	25,764	(51,751)
Net income (loss) attributable to common stockholders	$(121,450)	$(297,617)	$(254,520)	$(2,137,458)	(53,357)	(33,321)	25,764	(51,751)

Loss per share from continuing operations — basic and diluted	$(2.52)	$(2.56)	$(4.58)	$(39.97)	(1.02)	(.64)	.48	(.96)

Weighted average number of shares outstanding — basic and diluted	48,189	48,723	51,782	50,184	52,067	52,118	53,158	53,629

Other Data:
Net cash provided (used) by operating activities	(7,234)	110,313	36,084	(16,680)	(61,644)	24,290	3,940	21,433
Net cash provided (used) by investing activities	(121,468)	(253,990)	(186,516)	4,355	(5,011)	(1,536)	2,033	(13,005)
Net cash provided (used) by financing activities	66,207	599,036	(129,412)	(7,387)	(1,803)	(15,980)	(1,822)	(1,288)
EBITDA(2)	19,417	22,438	(57,637)	(109,990)	(6,861)	9,969	15,648	20,876
Capital expenditures of continuing operations(3)	214,907	347,461	319,209	92,007	7,898	8,778	6,357	18,430
							(continued)

	Three Months Ended				Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts and statistical data)
Statistical Data(4):
Full time employees	2,930	2,975	3,160	2,054	1,476	1,422	1,389	1,368
Telecom services:
Access lines in service, in thousands(5)	905	1,113	1,074	950	778	719	789	742
Buildings connected:
On-net	1,046	924	936	925	925	881	902	901
Hybrid	7,746	8,228	8,584	8,659	8,151	7,264	6,315	5,727

Total buildings connected	8,792	9,152	9,520	9,584	9,076	8,145	7,217	6,628
Operational switches:
Circuit	35	43	47	47	44	44	43	43
ATM	24	24	24	26	26	27	26	27
Frame relay	16	—	—	—

Total operational switches	75	67	71	73	70	71	69	70
Regional fiber route miles(6):
Operational	4,807	4,767	4,816	5,577	5,577	5,577	5,542	5,542
Under construction	—	495	508	—	—	—	—	—
Regional fiber strand miles(7):
Operational	177,103	184,064	192,422	166,498	166,498	166,498	165,847	165,847
Under construction	—	12,254	14,891	—	—	—	—	—
Collocations with ILECs	183	188	188	160	160	160	148	161

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

(3)
See note 4 under "Selected Financial Data" for the definitions of capital expenditures of continuing operations.

(4)
Amounts presented are for three-month periods ended, or as of the end of the period presented.

(5)
Access lines in service include lines provisioned through the Company's switch and through resale and other agreements with various local exchange carriers. Through December 31, 2000, access lines provisioned include internal and other non-revenue generating access lines. Starting with March 31, 2001, access lines in service include only provisioned lines generating revenue. As of December 31, 2000 the provisioned lines generating revenue were approximately 940,000.

(6)
Regional fiber route miles refer to the number of miles of regional fiber optic cable, including leased fiber. As of December 31, 2001, the Company had 5,542 regional fiber route miles. Regional fiber route miles under construction represent fiber under construction that is expected to be operational within six months.

(7)
Regional fiber strand miles refer to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of December 31, 2001, the Company had 165,847 regional fiber strand miles, of which 45,445 regional fiber strand miles were leased under operating leases. Regional fiber strand miles under construction represent fiber under construction that is expected to be operational within six months.

NET OPERATING LOSS CARRYFORWARDS

        As of December 31, 2001, the Company had federal net operating loss ("NOL") carryforwards of approximately $1.56 billion, which expire in varying amounts through 2021. Due to the provisions of Internal Revenue Code ("Code") sections 108, 382 and certain other Code and Treasury Regulations, it is anticipated the major portion of the NOLs will be reduced by cancellation of indebtedness and that a change in ownership will occur as a result of the Plan. If the Plan results in the issuance of new stock and or the cancellation of existing stock, the remaining amount NOLs (if any) will be limited on the amount that can be utilized each year.

NEW ACCOUNTING STANDARDS

        In June 2001, the FASB issued SFAS No.141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS 141 requires companies to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of all intangible assets with indefinite useful lives. However, SFAS 142 also requires annual impairment testing of goodwill and indefinite-lived intangible assets. These statements are required to be adopted by the Company on January 1, 2002 and is effective for any acquisition entered into after July 1, 2001. Adoption of this pronouncement as of December 31, 2001 would not have a material effect on current or future financial results.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective starting in 2003. Adoption of this pronouncement as of December 31, 2001 would not have a material impact on current or future financial results.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of" and certain provisions of APB Opinion 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective starting in 2002. Adoption of this pronouncement as of December 31, 2001 would not have a material impact on current or future financial results.

RECIPROCAL COMPENSATION

        The Company records reciprocal compensation and carrier access revenue in accordance with regulatory authority approval and pursuant to interconnection agreements with incumbent local exchange carriers ("ILECs") for the transport and termination of traffic originated by ILEC customers, including Internet traffic. Disputed billings are not recognized as revenue until realization is assured.

        Due to changes in the regulatory environment and as a means of gaining certainty with respect to the continued collection of reciprocal compensation revenue in the first half of 2000, the Company negotiated voluntary settlement agreements with certain of its ILEC customers that provide for the payment of reciprocal compensation for terminating Internet bound traffic, but at rates lower than the Company had historically received. The Company anticipates that due to changes in the regulatory environment, reciprocal compensation revenue earned after 2003 will not be significant.

        The Company has, as of December 31, 2001, a net receivable of approximately $14 million for reciprocal compensation revenue. Approximately $9 million has been acknowledged as due by certain LECs, but payment is being withheld pending resolution of line cost disputes. The Company received cash of approximately $61 million during the year ended December 31, 2001, from certain ILECs for terminating local and toll traffic.

        The Company has recognized revenue of approximately $143 million, $139 million and $64 million in each of the three years ended December 31, 2001, respectively, for terminating local and toll traffic. Revenue for the year ended December 31, 1999 includes approximately $22 million for the tandem switching and common transport rate elements. ICG ceased, effective July 1, 1999, recognition of these rate elements as revenue until cash receipts were either received or the uncertainty of receipt had been removed (such as the execution of a binding agreement).

        The Company has as of December 31, 2001 a net receivable balance of carrier access revenue of approximately $3 million. Approximately $22 million of carrier access revenue was recognized during the year ended December 31, 2001.

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

        The Company invests primarily in high-grade, short-term investments that consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale. As of December 31, 2001, the Company had approximately $146.6 million in cash, cash equivalents and short-term investments available for sale, at a weighted average fixed interest rate of 4%. A hypothetical 40 basis point fluctuation in market rates of interest would not cause a material change in the fair value of the Company's investment in marketable securities at December 31, 2001, and accordingly, would not cause a material impact on the Company's financial position, results of operations or cash flows.

        On August 12, 1999, the Company entered into the Senior Facility, consisting of two term loans and a revolving line of credit. All components of the Senior Facility bear variable annual rates of interest, based on the change in the prime rate. No additional borrowings are available under the Senior Facility. The Company is continuing to make interest only payments which are affected by fluctuations in the prime rate. As of December 31, 2001, the Company had $84.6 million outstanding under the Senior Facility. A hypothetical change in annual interest rate of 1% per annum would result in a change in interest expense of approximately $846,000.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS AND OFFICERS OF ICG COMMUNICATIONS, INC.

        Set forth below are the names and certain information about the directors of the Company as of April 9, 2002:

Name	Age	Position
William J. Laggett(1)(3)(5)	72	Vice-Chairman of the Board of Directors
William S. Beans, Jr.(1)	36	Director
J. Shelby Bryan(1)	56	Director
John U. Moorhead II(1)(2)(3)(5)	49	Director
Leontis Teryazos(1)(2)(3)(4)(5)	59	Director
Walter Threadgill(1)(2)(3)(4)(5)	56	Director

(1)
Upon approval of the Company's Plan of Reorganization the current directors will be removed and replaced by new directors appointed by Cerberus Capital Management, L.P. and certain other members of the Creditors' Committee.
(2)
Member of Audit Committee.
(3)
Member of Compensation Committee.
(4)
Member of Stock Option Committee.
(5)
Member of Special Executive Committee.

        William J. Laggett has been Vice-Chairman of the Board of Directors since June 1999. Prior to such time, he was Chairman of the Board of Directors from June 1995 and a Director from January 1995. Mr. Laggett was the President of Centel Cellular Company from 1988 until his retirement in 1993. From 1970 to 1988, Mr. Laggett held a variety of management positions with Centel Corporation, including Group Vice President-Products Group, President-Centel Services, and Senior Vice President-Centel Corporation. Prior to joining Centel, Mr. Laggett worked for New York Telephone Company.

        William S. Beans, Jr. has been a Director since April 2000. Mr. Beans also served as President and Chief Operating Officer from January 2000 to December 2000. Prior thereto, Mr. Beans was Executive Vice President and President of Network Services from June 1999 to April 2000. Before joining the Company, Mr. Beans held several positions in Teleport Communications Group, Inc., a division of AT&T Local Services. He was National Vice President—Operations from November 1997 until June 1999, Vice President Customer Care/Customer Service from October 1995 to November 1997 and Vice President of Network Development from September 1993 to October 1995.

        J. Shelby Bryan has been a Director since May 1995. Prior thereto, he served as President, Chief Executive Officer and Director from May 1995 through August 22, 2000 and as Chairman of the Board of Directors and Chief Executive Officer from June 1999 through August 22, 2000. Mr. Bryan has over 20 years of experience in the telecommunications industry, primarily in the cellular business. He co-founded Millicom International Cellular S.A., a publicly owned corporation providing cellular service internationally, served as its President and Chief Executive Officer from 1985 to 1994 and served as a Director through May 1998.

        John U. Moorhead II has been a Director since June 1998 and is Managing Director of C.E. Unterberg Towbin. From 1991 until April 2001 Mr. Moorhead was Managing Director of VM Equity Partners a firm he co-founded. Prior to founding VM Equity Partners, Mr. Moorhead worked for eight years as a senior executive in investment banking, first at EF Hutton and then at Lehman Brothers where he was Senior Vice President and Director of the New Business Group of Lehman Brothers' investment banking division from 1987 to 1990. Mr. Moorhead serves on the Board of Directors of SEMX Inc., a NASDAQ National Market company that provides specialty materials and services to the microelectronic and semiconductor industries.

        Leontis Teryazos has been a Director of ICG since June 1995. Mr. Teryazos is President of Letmic Management Inc., a financial advisory firm that specializes in working with early stage telecommunications and health care companies. Mr. Teryazos also serves on the Board of Directors of Aurelium Biopharma, Inc., and QR Canada Capital Inc. (QRI/CDNX), a publicly traded Canadian Venture Capital company. Mr. Teryazos is also President and CEO of QR Canada Capital Inc. Mr. Teryazos is also head of Letmic Management Reg'd, a Montreal real estate developer. Mr. Teryazos is a graduate of Cornell University in 1965 and the Taft School, Watertown, Connecticut in 1961.

        Walter Threadgill has been a Director since December 1997 and is the Managing General Partner of Atlantic Coastal Ventures, L.P. Mr. Threadgill also serves on the Board of Directors of Aveda Systems, Inc. and previously served on the Board of Directors of Ravisent Technologies, Inc. Previously, Mr. Threadgill was the President and Chief Executive Officer of Multimedia Broadcast Investment Corporation. He has held positions as Divisional Vice President of Fiduciary Trust Company in New York and as Senior Vice President and Chief Operating Officer of United National Bank in Washington, D.C. Mr. Threadgill chaired the Presidential Small Business Advisory Committee and served the National Association of Investment Companies as Director, Treasurer and Legislative Committee Chairman. Mr. Threadgill is a member of the Federal Communications Bar Association.

EXECUTIVE OFFICERS OF ICG COMMUNICATIONS, INC.

        The current executive officers of the Company are as follows:

Name	Age	Position
Randall E. Curran	47	Chief Executive Officer
Richard E. Fish, Jr.	36	Executive Vice President and Chief Financial Officer
Michael D. Kallet	48	Executive Vice President — Operations and Chief Technology Officer
Bernard L. Zuroff	46	Executive Vice President, General Counsel and Secretary

        Randall E. Curran has been Chief Executive Officer since September 2000. Prior thereto, Mr. Curran was Chairman, President and Chief Executive Officer of Thermadyne Holdings Corporation ("Thermadyne"). From 1995 to 2000, Mr. Curran also held several other executive positions at Thermadyne including Chief Operating Officer and Chief Financial Officer. Prior to joining Thermadyne, Mr. Curran held various finance positions with Cooper Industries, Inc., McGraw-Edison Co., and Arthur Andersen & Co.

        Richard E. Fish, Jr. has been Executive Vice President and Chief Financial Officer since December 2000. Prior to this position, Mr. Fish was Senior Vice President of Finance since September 1999. Before joining the Company, Mr. Fish was Director-Access Management with AT&T Corp. from 1998 to 1999. AT&T Corp. acquired Teleport Communications Group, Inc. in 1998 where Mr. Fish was Director-Operations since 1995.

        Michael D. Kallet has been Executive Vice President — Operations and Chief Technology Officer since December 2000 and was Executive Vice President, Products and Strategic Development since July 1999. Prior thereto, he was Senior Vice President of Products and Services from December 1995. He has been General Manager and Chief Operations Officer of ICG NetAhead, Inc., a subsidiary of the Company, since February 1999. Prior to joining the Company, he held several positions in the technology industry, including positions at IBM, Computer Support Corporation, Walker Interactive and Software Publishing Corporation (Harvard Graphics).

        Bernard L. Zuroff has been Executive Vice President, General Counsel and Secretary since October 2000. Prior to this position, Mr. Zuroff was Assistant General Counsel and Corporate Attorney since July 1996. Before joining the Company, he had eleven years of experience as an attorney with Gorsuch Kirgis, L.L.C., the Resolution Trust Company and Infotel, Inc.

        There are no family relationships between any current director or officer or any other current director or officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file with the Securities Exchange Commission reports regarding their ownership and changes in ownership of our stock. ICG believes that during 2001 its directors and executive officers complied with all Section 16(a) filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

        The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries for the fiscal years ended December 31, 2001, 2000 and 1999. Included are: the Company's Chief Executive Officer during the fiscal year ended December 31, 2001; together with the other executive officers; and two individuals who were not serving as executive officers at the end of fiscal year 2001 (the "Named Officers")

Summary Compensation Table

		Annual Compensation						Long-term Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Securities Underlying Options	All Other Compensation ($)
Randall E. Curran Chief Executive Officer	2001 2000 1999	900,000 225,000 —		900,000 — —	(1)	391,734 18,786 —	(2) (3)	— — —	— — —
Richard E. Fish, Jr. Executive Vice President — Chief Financial Officer	2001 2000 1999	258,462 168,654 47,115		241,000 80,630 11,514	(4) (6) (8)	17,100 19,563 3,668	(5) (7) (9)	— 60,000 30,000	— — —
Michael D. Kallet Executive Vice President — Operations and Chief Technology Officer	2001 2000 1999	350,000 283,924 240,154	(13) (17)	466,000 207,020 136,838	(10) (14)	17,275 88,068 19,288	(11) (15) (18)	— 88,905 55,000	1,610 30,092 —	(12) (16)
Bernard L. Zuroff Executive Vice President — General Counsel	2001 2000 1999	210,769 140,000 111,950	(23)	118,000 51,837 27,640	(19) (21) (24)	17,100 16,928 8,416	(20) (22) (25)	— 33,300 3,300	— — —
John V. Colgan Sr. Vice President — Finance and Controller	2001 2000 1999	193,654 171,923 149,519		137,792 79,070 34,989	(26) (28) (31)	14,100 21,648 17,064	(27) (29) (32)	— 56,750 5,000	— 23,961 —	(30)
Williams S. Beans, Jr. Former President and Chief Operating Officer	2001 2000 1999	— 467,981 134,615	(34)	— 326,193 46,875	(35)	— 103,454 164,394	(36) (38)	— 100,000 750,000	736,762 7,173 2,625	(33) (37) (39)
Harry R. Herbst Former Chief Financial Officer	2001 2000 1999	— 359,615 325,000		— 241,635 195,692	(41)	— 35,683 16,853	(42) (44)	— 9,066 90,000	450,777 169,337 —	(40) (43)

(1)
Consists of amounts for 2001 incentive bonus which was paid in 2002.
(2)
Consists of $6,111 for car allowance; $383,887 for taxable relocation expenses and $1,736 of non-taxable relocation expenses.
(3)
Consists of Mr. Curran's housing, travel and car allowances as provided for in his employment agreement.
(4)
Consists of $160,000 for retention bonus and $81,000 for 2001 incentive bonus which was paid in 2002.
(5)
Consists of $12,000 for car allowance and $5,100 for Company contributions to 401(k) plan.
(6)
Consists of $40,630 incentive bonus and $40,000 retention bonus.
(7)
Consists of $6,000 for car allowance, $13,563 for Company contributions to 401(k) plan and 401(k) Wraparound Deferred Compensation Plan.
(8)
Consists of $1,514 incentive bonus and $10,000 sign-on bonus.
(9)
Consists of $1,268 for car allowance and $2,400 for Company contributions to 401(k) plan.
(10)
Consists of $340,000 for retention bonus and $126,000 for 2001 incentive bonus which was paid in 2002.
(11)
Consists of $12,000 for car allowance, $1,563 for relocation expenses and $3,712 for Company contributions to 401(k) plan.
(12)
Consists of executive life insurance premiums.

(13)
Consists of $283,462 in annual salary and $462 of retroactive salary that was paid in 2000.
(14)
Consists of $122,020 incentive bonus and $85,000 retention bonus.
(15)
Consists of $12,000 for car allowance, $59,197 relocation payment and $16,871 for Company contributions to 401(k) plan and 401(k) Wraparound Deferred Compensation Plan.
(16)
Consists of $1,610 for executive life insurance payments and $28,482 for distribution of amounts under the Company's 401(k) Wraparound Deferred Compensation Plan.
(17)
Consists of $239,615 in annual salary and $539 of retroactive salary that was paid in 1999.
(18)
Consists of $3,000 for car allowance and $16,288 for Company contributions to 401(k) plan and 401(k) Wraparound Deferred Compensation Plan.
(19)
Consists of $52,000 for retention bonus and $66,000 for 2001 incentive bonus which was paid in 2002.
(20)
Consists of $12,000 for car allowance and $5,100 for Company contributions to 401(k) plan.
(21)
Consists of $38,837 incentive bonus and $13,000 retention bonus.
(22)
Consists of $7,500 for car allowance and $9,428 for Company contributions to 401(k) plan.
(23)
Consists of $111,103 in annual salary and $846 of retroactive salary that was paid in 1999.
(24)
Consists of $2,500 reward and recognition bonus and $25,140 incentive bonus.
(25)
Consists of Company contributions to 401(k) plan.
(26)
Consists of $80,000 for retention bonus and $57,792 for 2001 incentive bonus which was paid in 2002.
(27)
Consists of $9,000 for car allowance and $5,100 for Company contributions to 401(k) plan.
(28)
Consists of quarterly bonus of $59,070 and retention bonus of $20,000.
(29)
Consists of $9,000 for car allowance and $12,648 for Company contributions to 401(k) plan and 401(k) Wraparound Deferred Compensation Plan.
(30)
Consists of $4,712 of accrued for and unused vacation and $19,249 for distribution of amounts under the Company's 401(k) Wraparound Deferred Compensation Plan.
(31)
Consists of $34,874 for quarterly bonus and $115 for reward and recognition bonus.
(32)
Consists of $6,000 for car allowance and $11,064 for Company contributions to 401(k) Wraparound Deferred Compensation Plan.
(33)
Consists of forgiveness of $100,000 loan; $583,702 in severance payments and $53,060 in accrued and unused vacation.
(34)
Consists of $448,077 in annual salary and $19,904 in retroactive salary that was paid in 2000.
(35)
Consists of $183,793 incentive bonus and $142,400 retention bonus.
(36)
Consists of $35,724 for car allowance, $35,200 for relocation expenses and $32,530 for Company contributions to 401(k) plan and 401(k) Wraparound Deferred Compensation Plan.
(37)
Consists of executive life insurance payments.
(38)
Consists of $7,800 for car allowance, $156,379 for relocation expenses and $215 for non-taxable relocation expenses.
(39)
Consists of taxable interest on loan.
(40)
Consists of $385,817 in severance payments; $64, 960 of accrued and unused vacation.
(41)
Consists of quarterly bonuses of $51,635, retention bonus of $60,000 and reward and recognition bonus of $130,000.
(42)
Consists of $8,400 for car allowance and $27,283 for Company contributions to 401(k) plan and 401(k) Wraparound Deferred Compensation Plan.
(43)
Consists of amounts distributed under the Company's 401(k) Wraparound Deferred Compensation Plan
(44)
Consists of $8,400 for car allowance, Company contributions to 401(k) Wraparound Deferred Compensation Plan in the amount of $7,793 and $660 for group term life insurance payments.

Option/SAR Grants in Last Fiscal Year

        The Company granted no stock appreciation rights nor did it grant any stock options during the year ended December 31, 2001 to the Named Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        No options were exercised by the Named Officers during the year ended December 31, 2001. Further, while the Company's common stock is trading on certain over-the-counter markets, the shares are believed by management to carry no value and will be cancelled if the Company's Plan of Reorganization is approved.

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

EXECUTIVE EMPLOYMENT AGREEMENTS

        The Company and its subsidiaries have employment agreements with Randall E. Curran, Richard E. Fish, Jr., Michael D. Kallet, Bernard L. Zuroff, Robert Athey, Brian Cato, Darlinda Coe, John Colgan, Kimberly Gordon, Gayle Landis, Gary Lindgren, and James F. Smith.

        In July 2001, the Bankruptcy Court approved the terms of an amended employment agreement for Mr. Curran. The amended agreement provides for the continued employment of Mr. Curran on a month-to-month term at an annual base salary of $900,000 which may be increased from time to time in accordance with normal business practices of the Company. Subject to the Company achieving certain financial targets established by the Company's Board and the Special Committee, the amended agreement also provides for a performance bonus of up to $900,000 for fiscal year 2001 and for performance bonuses in subsequent years in amounts of up to twelve months' base salary at the rate then in effect based upon performance targets to be established at the discretion of the Company's Board or the compensation committee thereof. Mr. Curran will also be eligible to receive a reorganization bonus of up to twelve months' base salary in the event that a plan of reorganization for the Company is consummated and confirmed in its currently pending Chapter 11 case, depending on the timing thereof, or if there is a sale of all or substantially all of the Company's assets. In addition, Mr. Curran is entitled to benefits as are generally provided to the Company's senior executives including reimbursement of reasonable out-of-pocket expenses incurred on behalf of the Company. If the amended agreement is terminated by the Company for any reason other than Mr. Curran's death, disability, or for cause, or is terminated by Mr. Curran for good reason, Mr. Curran will receive a lump sum severance in an amount equal to fifteen months' base salary at the rate then in effect. If Mr. Curran's employment is terminated in the case of death, his estate will receive an amount equal to twelve months' base salary.

        The Company's employment agreements with Richard E. Fish, Jr., Michael D. Kallet, Bernard L. Zuroff, Robert Athey, Brian Cato, Darlinda Coe, John Colgan, Kimberly Gordon, Gayle Landis, Gary Lindgren, and James F. Smith provide for base salaries and such other benefits as are generally provided to senior executives, including reimbursement of reasonable out-of-pocket expenses incurred on behalf of the Company. Mr. Kallet's agreement also provides for a bonus payment if Mr. Kallet is actively employed upon either: (a) the consummation of a sale of all or substantially all of the Company's assets; or (b) the date a reorganization plan is confirmed. These employment agreements may be terminated by the Company with or without cause or by the employee upon the occurrence of a constructive dismissal. If an agreement is terminated by the Company for any reason other than the employee's death, disability or for cause, or if there is a constructive dismissal, the employee will receive an amount equal to twelve months' salary at the rate then in effect. 50% will be paid in a lump sum within 15 days of termination and the remaining 50% is payable in twelve installments commencing 30 days after termination. If the employee obtains new employment within such twelve-month period, the severance is subject to mitigation on a dollar for dollar basis. If the employee's employment is terminated in the case of death, his/her estate will receive an amount equal to three months' base salary. Messrs. Kallet, Zuroff, Athey, Cato, Ms. Coe, Mr. Colgan, Ms. Gordon, Ms. Landis, and Messrs. Lindgren and Smith are also subject to a ten-year confidentiality covenant and a one-year non-interference commitment following termination of employment.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee consists of three non-employee Directors: William J. Laggett, Vice-Chairman of the Board of Directors, Leontis Teryazos and Walter Threadgill.

Board Compensation Committee Report on Executive Compensation

        The Compensation Committee of the Board of Directors evaluates compensation levels of senior management as well as the various factors that affect the compensation of the Company's highest paid officers. During the pendancy of the Company's bankruptcy, all major issues regarding compensation have been decided by the Special Executive Committee of the Board of Directors. The Compensation Committee established the existing executive compensation program to encourage and reward management's efforts to strengthen the Company's business. The Company operates in a competitive marketplace and needs to retain well-qualified executive talent. Executive compensation is reviewed regularly to ensure compliance within existing guidelines and for competitiveness in the marketplace.

        The Company has employment agreements with certain of its executive officers. See "Executive Employment Agreements" for descriptions of those agreements. All senior management is compensated with base salaries that are intended to compensate executives for their ongoing leadership skills and management responsibility. As a result of the Company's filing for Chapter 11 bankruptcy protection, the Company implemented a retention bonus program designed to stabilize and retain the existing workforce. Payments under the retention bonus program were made in installments, the final payment of which was made in the second quarter of 2001. Subsequently, the Company implemented an incentive bonus program under which eligible employees, including executive management, received bonuses for the third and fourth quarters of 2001. Such bonuses were dependent upon Company performance and were paid in 2002. See "Summary Compensation Table" for the definition of Named Officers and the bonuses paid to them.

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

    William J. Laggett
    Leontis Teryazos
    Walter Threadgill
    (Members of the Compensation Committee)

Consulting Arrangements

        The Company's agreement with William S. Beans, Jr. provided for, among other things, Mr. Beans' resignation of employment as of February 4, 2001. Mr. Beans received severance pay of $528,895, as well as continued participation in the Company's welfare benefit plans for a period of one (1) year. Mr. Beans continued as a consultant during this payment period and is currently a director. The Company also forgave a $100,000 loan that was made to Mr. Beans in 1999.

STOCK PERFORMANCE GRAPH

        The Company has not included a performance graph as the Company's stock has been delisted.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CERTAIN BENEFICIAL OWNERS

        To the best of the Company's knowledge, based on filings with the Securities and Exchange Commission, the following are the only persons who own beneficially five percent or more of the Company's voting securities outstanding, as of April 9, 2002. If the Company's Plan of Reorganization is approved, however, all the preferred and common stock will be canceled.

Name and Address of Beneficial Owner	Series A Preferred Stock(1)	Percent of Series A Preferred Stock(2)	Common Stock(3)	Percent of Common Stock(4)
IDT Investments, Inc.(5) 520 Broad Street Newark, New Jersey 07102	73,000	97.4%	38,098,994	41.5%

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
(2)
Based on 75,000 shares of Series A Preferred Stock outstanding as of April 9, 2002.
(3)
Amounts include shares of Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of warrants. This holder reported all amounts on a Schedule 13D on May 4, 2001.
(4)
Based on 53,706,777 shares of Common Stock issued and outstanding as of April 9, 2002, plus shares of Common Stock issuable to such beneficial owner upon conversion or exercise of Preferred Stock and warrants, as the case may be. All share percentages assume that each respective beneficial owner has converted its shares of Series A Preferred Stock, if any, into Common Stock and has exercised its warrants to purchase shares of Common Stock, if any.
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

OWNERSHIP OF MANAGEMENT

        The following table sets forth, as of April 9, 2002, the number of shares of ICG voting securities owned by all Named Officers, directors and nominees of ICG individually and as a group. The persons named in the table below have sole voting and investment power with respect to all of the shares of ICG voting securities owned by them, unless otherwise noted. If the Company's Plan of Reorganization is approved, however, all Common Stock will be canceled.

Name of Beneficial Owner	Amount/Nature of Beneficial Ownership	Percent(1)
William J. Laggett(2) Vice Chairman of the Board of Directors	157,797	*
Randall E. Curran Chief Executive Officer	—	*
Richard D. Fish, Jr.(3). Executive Vice President, Chief Financial Officer	14,060	*
Michael D. Kallet(4) Executive Vice President — Operations and Chief Technology Officer	156,961	*
Bernard L. Zuroff(5) Executive Vice President, General Counsel & Secretary	14,782	*
John Colgan(6) Senior Vice President, Finance and Controller	41,496	*
Harry R. Herbst(7) Former Chief Financial Officer	4,198	*
William S. Beans, Jr.(8) Director, former President	8,361	*
J. Shelby Bryan(9) Chairman Director, former Chief Executive Officer and Vice Chairman of the Board of Directors	58,763	*
John U. Moorhead II(10) Director	72,500	*
Leontis Teryazos(11) Director	152,500	*
Walter Threadgill(12) Director	82,500	*
All Named Officers and directors as a group (12 persons)	763,918	1.42%

*
Less than one percent of the outstanding shares of Common Stock.

(1)
Based on 53,706,777 issued and outstanding shares of Common Stock on April 9, 2002, plus shares of Common Stock that may be acquired by the person or group indicated pursuant to any options and warrants exercisable, or pursuant to the conversion of any outstanding shares of the Company's Preferred Stock, or pursuant to any shares vesting under the Company's 401(k) Plan, within 60 days.
(2)
Includes 157,797 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(3)
Includes 360 shares of ICG Common Stock held by a 401(k) plan in Mr. Fish's name, 13,500 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options, and 200 shares beneficially owned by Mr. Fish and his wife in joint tenancy with rights of survivorship.
(4)
Includes 1,139 shares of ICG Common Stock held by a 401(k) plan in Mr. Kallet's name, 977 shares of ICG Common Stock held in ICG's Employee Stock Purchase Plan and 154,845 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(5)
Includes 875 shares of ICG Common Stock held by a 401(k) plan in Mr. Zuroff's name, 1,089 shares of ICG Common Stock held in ICG's Employee Stock Purchase Plan and 12,818 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(6)
Includes 3,523 shares of Common Stock held by a 401(k) plan in Mr. Colgan's name, 2,485 shares of Common Stock held in ICG's Employee Stock Purchase Plan, and 35,488 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(7)
Includes 680 shares of Common Stock held by an IRA in Mr. Herbst's name and 3,518 shares of Common Stock held in ICG's Employee Stock Purchase Plan.
(8)
Includes 8,361 shares of ICG Common Stock held by a 401(k) plan in Mr. Beans's name.
(9)
Includes 58,763 shares of ICG Common Stock held by a 401(k) plan in Mr. Bryan's name.
(10)
Includes 72,500 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(11)
Includes 152,500 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(12)
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
	4.2:	Warrant Agreement, dated as of July 14, 1995, among the Registrant, the Committed Purchasers, and IntelCom Group (U.S.A.), Inc., as Warrant Agent [Incorporated by reference to Exhibit 4.2 to Form 8-K of IntelCom Group Inc., dated July 18, 1995].
	4.3:	First Amended and Restated Articles of Incorporation of ICG Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 of IntelCom Group (U.S.A.), Inc., File No. 333-04569].
	4.4:	Indenture, dated August 8, 1995, among IntelCom Group (U.S.A.) Inc., IntelCom Group Inc. and Norwest Bank Colorado, National Association [Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-4 of IntelCom Group (U.S.A.) Inc., File Number 33-96540].
	4.5:	Indenture, dated April 30, 1996, among IntelCom Group (U.S.A.) Inc., IntelCom Group Inc. and Norwest Bank Colorado, National Association [Incorporated by reference to Exhibit 4.14 to Registration Statement on Form S-4 of IntelCom Group (U.S.A.) Inc., File No. 333-04569].
	4.6:	Indenture, dated March 11, 1997, among ICG Holdings, Inc., ICG Communications, Inc. and Norwest Bank Colorado, National Association [Incorporated by reference to Exhibit 4.15 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-24359].
	4.7:	Written Action of the Manager of ICG Funding, LLC, dated as of September 24, 1997, with respect to the terms of the 6 3/4% Exchangeable Limited Liability Company Preferred Securities [Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-3 of ICG Funding, LLC, File No. 333-40495].
	4.8:	Amended and Restated Limited Liability Company Agreement of ICG Funding, LLC, dated as of September 23, 1997 [Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of ICG Funding, LLC, File No. 333-40495].
	4.9:	Indenture, between ICG Services, Inc. and Norwest Bank Colorado, National Association, dated as of February 12, 1998 [Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 of ICG Services, Inc., File No. 333-51037].
	4.10:	Indenture, between ICG Services, Inc. and Norwest Bank Colorado, National Association, dated as of April 27, 1998 [Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 of ICG Services, Inc., File No. 333-60653, as amended].
	4.11:	Second Amended and Restated Articles of Incorporation of ICG Holdings, Inc., dated March 10, 1997. [Incorporated by reference to Exhibit 4.11 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.]
4.12:	Loan Agreement, dated as of January 1, 1999, by and among TriNet Realty Capital, Inc. and ICG Services, Inc. [Incorporated by reference to Exhibit 10.3 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].
4.13:	Promissory Note, dated as of January 1, 1999, by and among TriNet Realty Capital, Inc. and ICG Services, Inc. [Incorporated by reference to Exhibit 10.4 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].
4.14:	Deed of Trust, Assignment of Rents and Security Agreement, made as of January 1, 1999, granted by ICG Services, Inc. for the benefit of TriNet Realty Capital, Inc. [Incorporated by reference to Exhibit 10.5 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].
4.15:	Amended and Restated Loan Agreement, dated as of May 1, 1999, by and among TriNet Realty Capital, Inc. and ICG 161, L.P. [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
4.16:	Credit Agreement, dated as of August 12, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, the Initial Lenders and the Initial Issuing Bank, as Initial Lenders and Initial Issuing Bank, Royal Bank of Canada, as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger and Bank of America, N.A. and Barclays Bank Plc, as Co-Documentation Agents [Incorporated by reference to Exhibit 10.11 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
4.17:	Security Agreement, dated August 12, 1999, from ICG Equipment, Inc. and ICG NetAhead, Inc., as Grantors to Royal Bank of Canada, as Collateral Agent [Incorporated by reference to Exhibit 10.12 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
4.18:	Amendment No. 1 to Credit Agreement, dated as of December 31, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, certain Initial Lender Parties thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, and Bank of America, N.A. and Barclays Bank Plc, as Co-Documentation Agents [Incorporated by reference to Exhibit 10.8 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].
4.19:	Amendment and Waiver No. 2 to the Loan Documents, dated as of December 29, 1999, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent. [Incorporated by reference to Exhibit 4.19 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.]
4.20:	Amendment No. 3 to the Loan Documents, dated as of February 11, 2000, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent. [Incorporated by reference to Exhibit 4.20 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.]
4.21:	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A-1 Convertible Preferred Stock Due 2015, 8% Series A-2 Convertible Preferred Stock Due 2015 and 8% Series A-3 Convertible Preferred Stock Due 2015, and Qualifications, Limitations and Restrictions Thereof, Filed on April 7, 2000 with the Delaware Secretary of State. [Incorporated by reference to Exhibit 10.4 to ICG Communications, Inc.'s Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2000.]
4.22:	Registration Rights Agreement dated as of April 7, 2000, by and between ICG Communications, Inc. and Liberty Media Corporation, HMTF Bridge ICG, LLC, HM4 ICG Qualified Fund, LLC, HM4 ICG Private Fund, LLC, HM PG-IV ICG, LLC, HM 4-SBS ICG Coinvestors, LLC, HM 4-EQ ICG Coinvestors, LLC and Gleacher/ICG Investors LLC. [Incorporated by reference to Exhibit 10.5 to ICG Communications, Inc.'s Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2000.]
4.23:	Amendment to the Preferred Stock and Warrant Purchase Agreement dated as of April 10, 2000 between ICG Communications, Inc. and Liberty Media Corporation, HMTF Bridge ICG, LLC, HM4 ICG Qualified Fund, LLC, HM4 ICG Private Fund, LLC, HM PG-IV ICG, LLC, HM 4-SBS ICG Coinvestors, LLC, HM 4-EQ ICG Coinvestors, LLC and Gleacher/ICG Investors LLC. [Incorporated by reference to Exhibit 10.6 to ICG Communications, Inc.'s Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2000.]
4.24	Form of Common Stock Warrant Agreement dated April 10, 2000. [Incorporated by reference to Exhibit 10.7 to ICG Communications, Inc.'s Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2000.]
4.25	Amendment and Waiver No. 4 to the Loan Documents, dated as of September 29, 2000, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent. [Incorporated by reference to Exhibit 10.4 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.]
4.26	Revolving Credit Agreement, dated as of December 4, 2000, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, and the Chase Manhattan Bank, as Agent. [Incorporated by reference to Exhibit 4.26 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
4.27	Security and Pledge Agreement, dated as of December 4, 2000 by and among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers and the Chase Manhattan Bank, as Agent. [Incorporated by reference to Exhibit 4.27 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
	4.28	First Amendment to Credit Agreement, dated as of January 31, 2001, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, the Chase Manhattan Bank and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Agreement, and the Chase Manhattan Bank, as Agent. [Incorporated by reference to Exhibit 4.28 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
	4.29	Waiver to Credit Agreement, dated as of March 30, 2001, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, the Chase Manhattan Bank and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Agreement, and the Chase Manhattan Bank, as Agent. [Incorporated by reference to Exhibit 4.29 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
	4.30	Amendment to Waiver to Credit Agreement, dated as of March 30, 2001, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, the Chase Manhattan Bank and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Agreement, and the Chase Manhattan Bank, as Agent. [Incorporated by reference to Exhibit 4.30 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
	4.31	Second Amendment to Waiver to Credit Agreement, dated as of March 30, 2001, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, the Chase Manhattan Bank and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Agreement, and the Chase Manhattan Bank, as Agent. [Incorporated by reference to Exhibit 4.31 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
	4.32	Second Amendment to Credit Agreement, dated as of May 2, 2001, among ICG Communications, Inc. and each of its subsidiaries party hereto, as Borrowers, the Chase Manhattan Bank and each of the other commercial banks, finance companies, insurance companies or other financial institutions or funds from time to time party to the Agreement, and the Chase Manhattan Bank, as Agent. [Incorporated by reference to Exhibit 4.32 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
	4.33	Loan Modification Agreement dated as of June 28, 2001 between Trinet Realty Capital, Inc. as lender and Trinet Realty Investors V, Inc. as borrower. [Incorporated by reference to Exhibit 4.33 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
(10)	Material Contracts
10.1:
Arrangement and Support Agreement dated June 27, 1996 between ICG Communications, Inc. and IntelCom Group Inc. [Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-4226].
	10.2:	Incentive Stock Option Plan #2 [Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].
10.3:	Form of Stock Option Agreement for Incentive Stock Option Plan #2 [Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].
10.4:	Incentive Stock Option Plan #3 [Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].
10.5:	Form of Stock Option Agreement for Incentive Stock Option Plan #3 [Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].
10.6:	1994 Employee Stock Option Plan [Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].
10.7:	Form of Stock Option Agreement for 1994 Employee Stock Option Plan [Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].
10.8:	Employment Agreement, dated as of May 30, 1995, between IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.5 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].
10.9:	Stock Option Agreement, dated as of May 30, 1995, between IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.6 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].
10.10:	Indemnification Agreement, dated as of May 30, 1995, between IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.7 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].
10.11:	Placement Agreement, dated as of August 3, 1995, among IntelCom Group Inc., IntelCom Group (U.S.A.), Inc., certain subsidiaries of IntelCom Group (U.S.A.), Inc. and Morgan Stanley & Co. Incorporated [Incorporated by reference to Exhibit 10.1 to Form 8-K of IntelCom Group Inc., as filed on August 9, 1995].
10.12:	ICG Communications, Inc., 401(k) Wrap Around Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.42 to ICG Communications, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1996].
10.13:	ICG Communications, Inc. 1996 Employee Stock Purchase Plan. [Incorporated by reference to the Registration Statement on Form S-8 of ICG Communications, Inc., File No. 33-14127, filed on October 14, 1996].
10.14:	Consulting Services Agreement, by and between IntelCom Group Inc. and International Communications Consulting, Inc., effective January 1, 1996 [Incorporated by reference to Exhibit 10.44 to ICG Communications, Inc.'s Transition Report on Form 10-K/A for the three months ended December 31, 1996].
10.15:	Confidential General Release and Covenant Not to Sue, by and between ICG Communications, Inc. and John D. Field, dated November 5, 1996 [Incorporated by reference to Exhibit 10.45 to ICG Communications, Inc.'s Transition Report on Form 10-K/A for the three months ended December 31, 1996].
10.16:	Amendment, dated as of March 26, 1997, between ICG Communications, Inc. and J. Shelby Bryan, to Employment Agreement, dated as of May 30, 1995, between IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997].
10.17:	1996 Stock Option Plan [Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of ICG Communications, Inc., File No. 333-25957, filed on April 28, 1997].
10.18:	Amendment No. 1 to the ICG Communications, Inc. 1996 Stock Option Plan. [Incorporated by reference to Exhibit 10.46 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.]
10.19:	Employment Agreement, dated as of April 22, 1997, between ICG Communications, Inc. and Don Teague [Incorporated by reference to Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997].
10.20:	Amendment No. 2 to the ICG Communications, Inc. 1996 Stock Option Plan [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997].
10.21a:	Purchase Agreement between ICG Holdings, Inc. and TriNet Corporate Realty Trust, Inc., dated December 9, 1997. [Incorporated by reference to Exhibit 10.52a to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.]
10.21b:	First Amendment to Purchase Agreement, by and between ICG Holdings, Inc. and TriNet Essential Facilities X, Inc., dated January 15, 1998. [Incorporated by reference to Exhibit 10.52b to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.]
10.21c:	Assignment of Purchase Agreement, by and between TriNet Corporate Realty Trust, Inc., dated January 15, 1998. [Incorporated by reference to Exhibit 10.52c to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.]
10.21d:	Commercial Lease—Net between TriNet Essential Facilities X, Inc. and ICG Holdings, Inc., dated January 15, 1998. [Incorporated by reference to Exhibit 10.52d to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.]
10.21e:	Continuing Lease Guaranty, by ICG Communications, Inc. to TriNet Essential Facilities X, Inc., dated January 20, 1998. [Incorporated by reference to Exhibit 10.52e to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.]
10.21f:	Continuing Lease Guaranty, by ICG Holdings (Canada), Inc. to TriNet Essential Facilities X, Inc., dated January 20, 1998. [Incorporated by reference to Exhibit 10.52f to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.]
10.22:	Agreement and Plan of Merger, dated October 12, 1997, by and among ICG Communications, Inc., ICG Acquisition, Inc. and NETCOM On-Line Communication Services, Inc. [Incorporated by reference to Exhibit 2.1 to Form 8-K, dated January 21, 1998].
10.23:	Amendment to Agreement and Plan of Merger, dated December 15, 1997, by and among ICG Communications, Inc., ICG Acquisition, Inc. and NETCOM On-Line Communication Services, Inc. [Incorporated by reference to Exhibit 2.2 to Form 8-K, dated January 21, 1998].
10.24:	Employment Agreement, dated July 1, 1998, between ICG Communications, Inc. and Harry R. Herbst [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998].
10.25:	Employment Agreement, dated September 23, 1998, between ICG Communications, Inc. and Douglas I. Falk [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998].
10.26:	Asset Purchase Agreement by and between MindSpring Enterprises, Inc. and NETCOM On-Line Communication Services, Inc., dated as of January 5, 1999 [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Current Report on Form 8-K, dated March 4, 1999].
10.27:	ICG Communications, Inc. 1998 Stock Option Plan. [Incorporated by reference to Attachment A to ICG Communications, Inc.'s Proxy Statement for the year ended December 31, 1997.]
10.28:	Form of Stock Option Agreement for 1998 Stock Option Plan. [Incorporated by reference to Exhibit 10.28 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.]
10.29:	Amendment No. 1 to the ICG Communications, Inc. 1998 Stock Option Plan, dated December 15, 1998. [Incorporated by reference to Exhibit 10.29 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.]
10.30:	Form of Agreement regarding Gross-Up Payments, by and between ICG Communications, Inc. and each of J. Shelby Bryan, Harry R. Herbst, Douglas I. Falk and H. Don Teague, dated December 16, 1998. [Incorporated by reference to Exhibit 10.30 to ICG Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.]
10.31:	Extension and Amendment to Employment Agreement, dated as of March 10, 1999, by and between ICG Communications, Inc. and J. Shelby Bryan. [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].
10.32:	Deferred Compensation Agreement, dated as of April 1, 1999, by and between ICG Communications, Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].
10.33:	Purchase Agreement, dated as of January 1, 1999, by and among TriNet Essential Facilities X, Inc. and ICG Services, Inc. [Incorporated by reference to Exhibit 10.6 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].
10.34:	Assumption and Modification Agreement, dated as of May 1, 1999, by and among ICG Services, Inc., ICG 161, L.P. and TriNet Realty Capital, Inc. [Incorporated by reference to Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
10.35:	Employment Agreement, dated as of May 19, 1999, between ICG Communications, Inc. and Harry R. Herbst [Incorporated by reference to Exhibit 10.3 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
10.36:	Employment Agreement, dated as of May 19, 1999, between ICG Communications, Inc. and H. Don Teague [Incorporated by reference to Exhibit 10.4 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
10.37:	Employment Agreement, dated as of May 19, 1999, between ICG Communications, Inc. and John Kane [Incorporated by reference to Exhibit 10.5 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
10.38:	Employment Agreement, dated as of June 1, 1999, between ICG Communications, Inc. and Douglas I. Falk [Incorporated by reference to Exhibit 10.6 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
10.39:	Amendment to Employment Agreement, dated as of June 9, 1999, between ICG Communications, Inc. and John Kane [Incorporated by reference to Exhibit 10.7 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
10.40:	Employment Agreement, dated as of June 28, 1999, between ICG Communications, Inc. and William S. Beans, Jr. [Incorporated by reference to Exhibit 10.8 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
10.41:	Share Price Appreciation Vesting Non-Qualified Stock Option Agreement, dated as of June 28, 1999, between ICG Communications, Inc. and William S. Beans, Jr. [Incorporated by reference to Exhibit 10.9 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
10.42:	Employment Agreement, dated as of July 1, 1999, between ICG Communications, Inc. and Michael D. Kallet [Incorporated by reference to Exhibit 10.10 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
10.43:	Amendment to the Stock Option Agreement between J. Shelby Bryan and IntelCom Group, Inc. dated May 30, 1995, dated as of March 10, 1999, between ICG Communications, Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].
10.44:	Amendment to the Stock Option Agreement between J. Shelby Bryan and IntelCom Group, Inc. dated November 13, 1995, dated as of March 10, 1999, between ICG Communications, Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].
10.45:	Promissory Note, dated as of August 6, 1999, between ICG Telecom Group, Inc. and John Kane [Incorporated by reference to Exhibit 10.3 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].
10.46:	Amendment to Employment Agreement, dated as of August 22, 1999, between ICG Communications, Inc. and John Kane [Incorporated by reference to Exhibit 10.4 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].
10.47:	Amendment to Employment Agreement, dated as of August 22, 1999, between ICG Communications, Inc. and Don Teague [Incorporated by reference to Exhibit 10.5 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].
10.48:	Amendment to Employment Agreement, dated as of August 22, 1999, between ICG Communications, Inc. and Harry R. Herbst [Incorporated by reference to Exhibit 10.6 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].
10.49:	Amendment to Employment Agreement, dated as of September 14, 1999, between ICG Communications, Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.7 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].
10.50:	Promissory Note, dated as of December 10, 1999, between ICG Telecom Group, Inc. and John Kane. [Incorporated by reference to Exhibit 10.50 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
10.51:	General Release, Covenant Not to Sue and Agreement, dated as of January 1, 2000, between ICG Communications, Inc. and John Kane. [Incorporated by reference to Exhibit 10.51 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
10.52:	Letter of Understanding to Douglas I. Falk, dated December 15, 1999, from ICG Communications, Inc. regarding Section 4 of the Employment Agreement between ICG Communications, Inc. and Douglas I. Falk. [Incorporated by reference to Exhibit 10.52 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
10.53:	Employment Agreement, dated as of July 1, 1999, by and between ICG Communications, Inc. and Carla J. Wolin. [Incorporated by reference to Exhibit 10.53 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
10.54:	Amendment to Employment Agreement, dated as of August 22, 1999, by and between ICG Communications, Inc. and Carla J. Wolin. [Incorporated by reference to Exhibit 10.54 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
10.55:	Employment Agreement, dated as of January 7, 2000, by and between ICG Communications, Inc. and James Washington. [Incorporated by reference to Exhibit 10.55 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
10.56:	General Release, Covenant Not to Sue and Agreement, dated as of January 17, 2000, between ICG Communications, Inc. and Douglas I. Falk. [Incorporated by reference to Exhibit 10.56 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
10.57:	Employment Agreement, dated as of February 1, 2000, by and between ICG Communications, Inc. and Cindy Z. Schonhaut. [Incorporated by reference to Exhibit 10.57 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
10.58:	Employment Agreement, dated as of March 8, 2000, by and between ICG Communications, Inc. and Pamela S. Jacobson. [Incorporated by reference to Exhibit 10.58 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.]
10.59:	Employment Agreement dated as of December 22, 1999 by and between ICG Communications, Inc. and William S. Beans, Jr. [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.]
10.60:	Employment Agreement dated as of March 23, 2000 by and between ICG Communications, Inc. and W. Terrell Wingfield, Jr. [Incorporated by reference to Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.]
10.61:	Deferred Compensation Agreement dated as of March 31, 2000 by and between ICG Communications, Inc. and J. Shelby Bryan. [Incorporated by reference to Exhibit 10.3 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.]
10.62:	Amendment to Employment Agreement dated as of April 13, 2000 by and between ICG Communications, Inc. and William S. Beans, Jr. [Incorporated by reference to Exhibit 10.8 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.]
10.63:	Amendment to Employment Agreement, dated as of May 10, 2000, by and between ICG Communications, Inc. and Carla J. Wolin. [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.]
10.64:	Amendment to Employment Agreement, dated as of May 10, 2000, by and between ICG Communications, Inc. and James Washington. [Incorporated by reference to Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.]
10.65:	Amendment to Employment Agreement, dated as of May 10, 2000, by and between ICG Communications, Inc. and Cindy Z. Schonhaut. [Incorporated by reference to Exhibit 10.3 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.]
10.66:	Amendment to Employment Agreement, dated as of May 10, 2000, by and between ICG Communications, Inc. and Don Teague. [Incorporated by reference to Exhibit 10.4 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.]
10.67:	Amendment to Employment Agreement, dated as of July 12, 2000 by and between ICG Communications, Inc. and Michael D. Kallet. [Incorporated by reference to Exhibit 10.1 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.]
10.68:	Employment Agreement, dated as of August 7, 2000 by and between ICG Communications, Inc. and John Colgan. [Incorporated by reference to Exhibit 10.2 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.]
10.69:	Employment Agreement, dated as of September 24, 2000 by and between ICG Communications, Inc. and Randall Curran. [Incorporated by reference to Exhibit 10.3 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.]
10.70:	Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Robert Athey. [Incorporated by reference to Exhibit 10.70 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
10.71:	Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Brian Cato. [Incorporated by reference to Exhibit 10.71 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
10.72:	Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Darlinda Coe. [Incorporated by reference to Exhibit 10.72 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
10.73:	Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and John Colgan. [Incorporated by reference to Exhibit 10.73 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
10.74:	Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Richard E. Fish. [Incorporated by reference to Exhibit 10.74 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
10.75:	Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Kimberly Gordon. [Incorporated by reference to Exhibit 10.75 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
10.76:	Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and David Hurtado. [Incorporated by reference to Exhibit 10.76 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
10.77:	Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Michael D. Kallet. [Incorporated by reference to Exhibit 10.77 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
10.78:	Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Gayle Landis. [Incorporated by reference to Exhibit 10.78 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
10.79:	Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Gary Lindgren. [Incorporated by reference to Exhibit 10.79 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
10.80:	Employment Agreement, dated as of February 26, 2001 by and between ICG Communications, Inc. and Bernard L. Zuroff. [Incorporated by reference to Exhibit 10.80 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
10.81:	Fourth Amendment to Lease, dated as of June 28, 2001 between Trinet Realty Investors V, Inc. as landlord and ICG Holdings, Inc. as tenant. [Incorporated by reference to Exhibit 10.81 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
	10.82:	Agreement Regarding Option and Exercise of Option dated as of June 28, 2001 by Trinet Realty Investors V, Inc. and ICG Corporate Headquarters, L.L.C. [Incorporated by reference to Exhibit 10.82 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
	10.83:	Consulting Agreement, dated January 10, 2001 by and between ICG Communications, Inc. and William S. Beans, Jr. [Incorporated by reference to Exhibit 10.83 to ICG Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
	10.84:	Amended and Restated Employment Agreement, dated June 21, 2001, by and between ICG Communications, Inc., ICG Holdings, Inc., ICG Services, Inc., ICG Equipment, Inc., and ICG Telecom, Inc., and Randall Curran. [Incorporated by reference to Exhibit 10.84 to ICG Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001].
(21)	Subsidiaries of the Registrant
	21.1:	Subsidiaries of the Registrant.
(23)	Consents
	23.1:	Consent of KPMG LLP.

(B)    REPORT ON FORM 8-K

        The following reports on Form 8-K were filed by the Registrants during the quarter ended December 31, 2001:

  (i)
  Current Report on Form 8-K dated December 19, 2001, announcing the Company had filed a proposed Plan of Reorganization and Disclosure Statement in the United States Bankruptcy Court in the District of Delaware on December 19, 2001.

(C)    EXHIBITS

        The exhibits required by this item are listed under Item 14(A)(3).

(D)    FINANCIAL STATEMENT SCHEDULE

The financial statement schedule required by this item is listed under Item 14(A)(2).

FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report
Schedule II: Valuation and Qualifying Accounts

FINANCIAL STATEMENTS

Independent Auditors' Report

The Board of Directors
ICG Communications, Inc.:

We have audited the accompanying consolidated balance sheets of ICG Communications, Inc. and subsidiaries (the Company) (a debtor-in-possession as of November 14, 2000) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in note 3 to the consolidated financial statements, during 2000, the Company determined that the carrying value of its long-lived tangible and intangible assets had been impaired. In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded an impairment charge at December 31, 2000 of approximately $1.7 billion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICG Communications, Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses, has a significant net capital deficiency and, on November 14, 2000 the Company and most of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code. The consolidated financial statements do not include any adjustments to the recorded amounts or classification of assets or liabilities or reflect any amounts that may ultimately be paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization or the effect of any changes which may be made in connection with the Company's capitalization or operations resulting from its plan of reorganization. The Company filed the Second Amended Joint Plan of Reorganization and Disclosure Statement (the "Plan") with the Bankruptcy Court on March 26, 2002, which Plan will be amended. The Plan is subject to acceptance by the Company's impaired creditors and stockholders and approval by the bankruptcy court which acceptance and approval is not assured. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in note 2 to the consolidated financial statements, during the year ended December 31, 2000, the Company changed its method of accounting for installation revenue.

                      /s/ KPMG

Denver, Colorado
March 31, 2002

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

(Debtor-in-Possession as of November 14, 2000)

Consolidated Balance Sheets

December 31, 2000 and 2001

	December 31,
	2000	2001
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$196,980	$146,587
Short-term investments available for sale	17,733	—
Receivables:
Trade, net of allowance of $94 million and $44 million at December 31, 2000 and 2001, respectively	132,095	42,365
Other	994	559

Total net receivables	133,089	42,924
Prepaid expenses and deposits	13,234	13,559

Total current assets	361,036	203,070
Property and equipment, net of accumulated depreciation of $2.5 million and $61 million at December 31, 2000 and 2001, respectively (note 6)	590,500	531,187
Restricted cash	9,278	7,299
Investments (note 7)	1,650	100
Deferred financing costs, net of accumulated amortization of $1 million and $2 million at December 31, 2000 and 2001, respectively	10,969	3,050
Deposits and other assets	7,019	10,459

Total Assets (note 1)	$980,452	$755,165

		(continued)

See accompanying notes to consolidated financial statements.

	December 31,
	2000	2001
	(in thousands)
Liabilities and Stockholders' Deficit
Current liabilities not subject to compromise:
Accounts payable	$8,774	$8,871
Accrued liabilities	57,888	73,853
Deferred revenue	14,840	9,067

Total current liabilities not subject to compromise	81,502	91,791
Liabilities subject to compromise	2,870,130	2,729,590
Long-term liabilities not subject to compromise:
Capital lease obligations (notes 8 and 9)	—	50,708
Long-term debt, net of discount (notes 9 and 15)	33,077	—
Other long-term liabilities	1,090	1,088

Total liabilities	2,985,799	2,873,177

Preferred stock, at liquidation value (notes 10 and 15):
Redeemable preferred stock of ICG Holdings	449,056	449,056
Mandatorily redeemable preferred securities of ICG Funding	132,251	92,336
8% Series A Convertible Preferred Stock	785,353	785,353

Total preferred stock	1,366,660	1,326,745
Stockholders' deficit:
Common stock, $.01 par value, 100,000,000 shares authorized; 52,045,443 and 53,706,777 shares issued and outstanding at December 31, 2000 and 2001, respectively	520	537
Additional paid-in capital	882,142	922,040
Accumulated deficit	(4,254,669)	(4,367,334)

Total stockholders' deficit	(3,372,007)	(3,444,757)
Commitments and contingencies (note 12)

Total Liabilities and Stockholders' Deficit (notes 1 and 12)	$980,452	$755,165

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

(Debtor-in-Possession as of November 14, 2000)

Consolidated Statements of Operations

Years Ended December 31, 1999, 2000 and 2001

	Years ended December 31,
	1999	2000	2001
	(in thousands, except per share data)
Revenue	$479,226	$598,283	$499,996
Operating costs and expenses:
Operating costs	238,927	440,090	351,973
Selling, general and administrative expenses	179,737	199,508	94,155
Bad debt expense	60,019	84,457	14,236
Depreciation and amortization	174,239	318,771	67,768
Provision for impairment of long-lived assets (note 3)	31,815	1,701,466	27,943
Loss (gain) on disposal of long-lived assets	(906)	2,415	9,537
Other, net	1,293	1,693	2,412

Total operating costs and expenses	685,124	2,748,400	568,024

Operating loss	(205,898)	(2,150,117)	(68,028)
Other income (expense):
Interest expense (contractual interest of $30.3 million and $249.3 million not recorded during the years ended December 31, 2000, and 2001 respectively)	(212,420)	(233,643)	(32,214)
Interest income	16,300	22,370	—
Other income (expense), net, including realized gains and losses on marketable securities (note 7)	(2,522)	(15,166)	1,028

	(198,642)	(226,439)	(31,186)

Loss from continuing operations before reorganization expenses, income tax expense accretion and preferred dividends, discontinued operations, extraordinary gain, and cumulative effect of change in accounting principle	(404,540)	(2,376,556)	(99,214)
Reorganization expenses (note 4)	—	(53,897)	(13,451)
Income tax expense	(25)	—	—
Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses	(61,897)	(60,043)	—

Loss from continuing operations before discontinued operations, extraordinary gain and cumulative effect of change in accounting principle	$(466,462)	$(2,490,496)	$(112,665)
			(continued)

See accompanying notes to consolidated financial statements.

	Years ended December 31,
	1999	2000	2001
	(in thousands, except per share data)
Discontinued operations:
Gain (loss) from discontinued operations	$(1,036)	$770	$—
Gain on disposal of discontinued operations, net of income taxes of $4.7 million in 1999	37,825	3,572	—

Total from discontinued operations	36,789	4,342	—

Net loss before extraordinary gain and cumulative effect of change in accounting principle	(429,673)	(2,486,154)	(112,665)
Extraordinary gain on sales of operations of NETCOM, net of income taxes of $2.0 million	195,511	—	—
Cumulative effect of change in accounting principle for revenue from installation services (note 2(i))	—	(7,363)	—

Net loss	(234,162)	(2,493,517)	(112,665)
Accretion of 8% Series A Convertible Preferred Stock to liquidation value and related dividends	—	(158,249)	—
Charge for beneficial conversion feature of 8% Series A Convertible Preferred Stock	—	(159,279)	—

Net loss attributable to common stockholders	$(234,162)	$(2,811,045)	$(112,665)

Net loss per share — basic and diluted:
Loss from continuing operations	$(9.90)	$(49.63)	$(2.14)
Income from discontinued operations	0.78	.09	—
Extraordinary gain on sales of operations of NETCOM	4.15	—	—
Accretion, dividends and beneficial conversion of 8% Series A Convertible Preferred Stock	—	(6.33)	—
Cumulative effect of change in accounting principle	—	(.15)	—

Net loss per share — basic and diluted	$(4.97)	$(56.02)	$(2.14)

Weighted average number of shares outstanding — basic and diluted	47,116	50,184	52,748

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

(Debtor-in-Possession as of November 14, 2000)

Consolidated Statements of Stockholders' Deficit

Years Ended December 31, 1999, 2000 and 2001

	Common stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Accumulated deficit		Total stockholders' deficit
	Shares	Amount
	(in thousands)
BALANCES AT DECEMBER 31, 1998	46,360	$464	$577,940	$(1,209,462)	$(119)	$(631,177)
Shares issued for cash in connection with the exercise of options and warrants	935	9	12,524	—	—	12,533
Shares issued for cash in connection with the employee stock purchase plan	206	2	3,359	—	—	3,361
Shares issued as contribution to 401(k) plan	260	3	5,457	—	—	5,460
Shares issued upon conversion of long-term debt	—	—	2	—	—	2
Reversal of cumulative foreign currency translation adjustment	—	—	—	—	119	119
Net loss	—	—	—	(234,162)	—	(234,162)

Comprehensive loss	—	—	—	—	—	(234,043)

BALANCES AT DECEMBER 31, 1999	47,761	478	599,282	(1,443,624)	—	(843,864)
Shares issued for cash in connection with the exercise of options and warrants	936	9	14,366	—	—	14,375
Shares issued for cash in connection with the employee stock purchase plan	174	1	2,728	—	—	2,729
Shares issued as contribution to 401(k) plan	178	2	4,296	—	—	4,298
Shares issued in exchange for long-term investment	2,996	30	21,595	—	—	21,625
Warrants issued in connection with 8% Series A Convertible Preferred Stock	—	—	80,596	—	—	80,596
Value ascribed to beneficial conversion feature of 8% Series A Convertible Preferred Stock	—	—	159,279	(159,279)	—	—
Accretion and dividends of 8% Series A Convertible Preferred Stock	—	—	—	(158,249)	—	(158,249)
Net loss	—	—	—	(2,493,517)	—	(2,493,517)

BALANCES AT DECEMBER 31, 2000	52,045	520	882,142	(4,254,669)	—	(3,372,007)
Shares issued upon conversion of mandatorily redeemable preferred securities of ICG Funding	1,662	17	39,898			39,915
Net loss				(112,665)		(112,665)

BALANCES AT DECEMBER 31, 2001	53,707	$537	$922,040	$(4,367,334)	$—	$(3,444,757)

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

(Debtor-in-Possession as of November 14, 2000)

Consolidated Statements of Cash Flows

	Years ended December 31,
	1999	2000	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(234,162)	$(2,493,517)	$(112,665)
Reorganization expenses	—	53,897	13,451
Net income from discontinued operations	(36,789)	(4,342)	—
Extraordinary gain on sales of discontinued operations	(195,511)	—	—
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle	—	7,363	—
Recognition of deferred gain	(29,250)	(6,239)	—
Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses	61,897	60,043	—
Depreciation and amortization	174,239	318,771	67,768
Provision for impairment of long-lived assets	31,815	1,701,466	27,943
Loss (gain) on marketable trading securities	—	21,991	(993)
Deferred compensation	1,293	1,295	2,412
Net loss (gain) on disposal of long-lived assets	(906)	2,415	9,537
Provision for uncollectible accounts	60,019	84,457	14,236
Interest expense deferred and included in long-term debt, net of amounts capitalized on assets under construction	186,080	168,779	(1,213)
Interest expense deferred and included in capital lease obligations	5,294	4,046	6,810
Amortization of deferred financing costs included in interest expense	4,860	5,276	10,006
Contribution to 401(k) plan through issuance of common stock	5,460	4,298	—
Changes in operating assets and liabilities
Receivables	(120,857)	(49,619)	31,052
Prepaid expenses and deposits	3,474	(2,392)	1,224
Accounts payable and accrued and other liabilities	18,847	95,072	10,526
Deferred revenue	20,721	169,237	(5,773)

Net cash provided (used) by operating activities before reorganization items	(43,476)	142,297	74,321

Reorganization items:
Reorganization expenses	—	(53,897)	(13,451)
Gain on settlement with major customer	—	—	(39,179)
Changes in restructuring accruals	—	8,094	(6,552)
Changes in liabilities subject to compromise	—	(10,504)	(20,600)
Changes in liabilities to priority and secured creditors	—	—	(15,440)
Write-off of deferred financing and offering costs	—	36,493	—
Loss on revaluation of assets held for sale	—	—	10,300
Disposal of assets	—	—	(874)
Forgiveness of dividend payable	—	—	(740)
Other	—	—	234

Net cash provided (used) by reorganization items	—	(19,814)	(86,302)

Net cash provided (used) by operating activities	$(43,476)	$122,483	$(11,981)

			(continued)

See accompanying notes to consolidated financial statements.

	Years ended December 31,
	1999	2000	2001
	(in thousands)
Cash flows from investing activities:
Proceeds from sales of discontinued operations, net of selling costs and cash included in sales	$374,897	$—	$—
Acquisition of property, equipment and other assets	(595,346)	(742,766)	(41,463)
Change in prepaid expenses, accounts payable and accrued liabilities for purchase of long-term assets	64,559	146,325	(2,808)
Proceeds from disposition of property, equipment and other assets	4,300	4,157	4,467
Proceeds from sale of short-term investments available for sale	29,781	22,172	17,733
Proceeds from sale of marketable securities, net of realized gain	30,000	10,634	2,542
Purchase of investments	(28,939)	(1,400)	—
(Increase) Decrease in restricted cash	4,375	3,259	(617)
Purchase of minority interest in subsidiaries	(6,039)	—	—
Reorganization items:
Proceeds from disposal of assets	—	—	31
Decrease in restricted cash due to settlement of liabilities subject to compromise	—	—	2,596

Net cash used by investing activities	(122,412)	(557,619)	(17,519)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,894	17,104	—
Proceeds of 8% Series A Convertible Preferred Stock, net of issuance costs	—	720,330	—
Proceeds from issuance of long-term debt	80,000	95,000	—
Deferred long-term debt issuance costs	(4,785)	(7,150)	(2,086)
Principal payments on capital lease obligations	(14,662)	(20,525)	—
Payments on IRU agreement	—	(179,497)	—
Principal payments on long-term debt	(502)	(90,122)	—
Payments of preferred dividends	(8,927)	(6,696)	—
Reorganization items:
Principal payments on capital lease obligations subject to compromise	—	—	(17,495)
Payments of preferred dividends	—	—	(1,312)

Net cash provided (used) by financing activities	67,018	528,444	(20,893)

Net increase (decrease) in cash and cash equivalents	(98,870)	93,308	(50,393)
Net cash provided (used) by discontinued operations	(8,149)	384	—
Cash and cash equivalents, beginning of year	210,307	103,288	196,980

Cash and cash equivalents, end of year	$103,288	$196,980	$146,587

			(continued)

See accompanying notes to consolidated financial statements.

	Years ended December 31,
	1999	2000	2001
		(in thousands)
Supplemental disclosure of cash flows information of continuing operations:
Cash paid for interest	$15,216	$32,626	$22,107

Capitalized interest	$9,022	$7,005	$1,213

Cash paid for income taxes	$2,848	$378	$—

Supplemental disclosure of non-cash investing and financing activities of continuing operations:
Common stock issued in connection with long-term investment	$—	$21,625	$—

Common stock issued in connection with conversion of mandatorily redeemable preferred securities of ICG Funding	$—	$—	$39,915

Acquisition of corporate headquarters assets through the issuance of long-term debt and conversion of security deposit	$33,077	$—	$—

Sale of corporate headquarters assets (note 9)	$—	$—	$36,744

Capital expenditures:
Assets acquired pursuant to IRU agreement	$135,322	$96,903	$—
Assets acquired under capital leases	8,393	133,915	50,547

Total	$143,715	$230,818	$50,547

Reorganization items:
Forgiveness of capital lease obligations resulting in a net gain from restructuring activities	$—	$—	$317

Renegotiation of capital lease obligation	$—	$—	$557

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

(Debtor-in-Possession as of November 14, 2000)

Notes to Consolidated Financial Statements

(1)  Organization and Nature of Business

  (a)
  Organization

    ICG Communications, Inc., a Delaware corporation ("ICG"), was incorporated on April 11, 1996 and is the publicly-traded U.S. parent company of ICG Funding, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of ICG ("ICG Funding"), ICG Holdings (Canada) Co., a Nova Scotia unlimited liability company ("ICG Holdings-Canada"), ICG Holdings, Inc., a Colorado corporation ("ICG Holdings"), and ICG Services, Inc., a Delaware corporation ("ICG Services") and their subsidiaries. ICG Mountain View, Inc., ICG Equipment, Inc. ("ICG Equipment") and ICG NetAhead, Inc. ("ICG NetAhead") are wholly owned subsidiaries of ICG Services. ICG and its subsidiaries are collectively referred to as the "Company." The Company's common stock was traded on the NASDAQ National Market ("NASDAQ") stock exchange. However, due to the bankruptcy filings described below, the NASDAQ halted trading of the Company's common stock on November 14, 2000 and delisted the stock on November 18, 2000.

    The Company provides voice, data and Internet communication services. Headquartered in Englewood, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure to offer:

    •
    Dial-Up Services including primary rate interface and remote access services/ managed modem services on a wholesale basis to national and regional Internet service providers ("ISP"s).

    •
    Point-to-Point Broadband Service providing traditional special access service to long-distance and long-haul carriers and medium to large sized corporate customers as well as switched access and SS7 services.

    •
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

    These consolidated financial statements have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses and other items not directly related to ongoing operations are reflected separately in the consolidated statement of operations as reorganization expenses (see note 4).

    The filing of the Chapter 11 cases by the Debtors (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all pre-petition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date. The following table sets forth the liabilities of the Company subject to compromise as of December 31, 2000 and 2001, respectively:

	December 31, 2000	December 31, 2001
	(in thousands)
Unsecured long-term debt (note 9)	$1,968,781	1,968,781
Unsecured creditors	583,749	476,243
Capital lease obligations, secured (note 8)	177,253	166,637
Capital lease obligations, unsecured (note 8)	20,721	18,881
Secured long-term debt (note 9)	85,503	85,503
Priority creditors	34,123	13,545

	$2,870,130	$2,729,590

    The following summarizes the significant changes in the liabilities subject to compromise:

    •
    Liabilities to unsecured creditors decreased primarily as a result of specific settlements with individual vendors.

    •
    Capital lease obligations decreased primarily due to payments made under executory contracts the Company has, or plans to affirm. The contracts are, for financial reporting purposes, accounted for as capital leases.

    •
    Liabilities to priority creditors decreased primarily due to the payment, or reclassification of, liabilities for employee benefits and sales taxes which are being assumed by on-going operations and are classified as of December 31, 2001 as accrued liabilities.

    Certain 2000 balances have been reclassified to be consistent with the 2001 presentation.

    Pre-petition debt that is subject to compromise must be recorded at the allowed claim amount, which generally results in the write-off of any deferred financing amounts associated with the debt. Interest on debt subject to compromise ceases to accrue when bankruptcy is filed if the debt is not adequately collateralized. Interest has been accrued and paid on the secured and collateralized long-term debt and capital lease obligations.

    Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. The Company cannot presently determine with certainty the ultimate aggregate liability, which will result from the filing and settlement of claims relating to such contracts which may be rejected.

    The Debtors filed a Plan of Reorganization and a Disclosure Statement with the Bankruptcy Court on December 19, 2001 and a First Amended Plan on March 1, 2002. On March 26, 2002, the Company filed the Second Amended Joint Plan of Reorganization and Disclosure Statement (the "Plan"). The Plan contains separate classes and proposed recoveries for the holders of claims against interests in ICG Holdings and its respective subsidiaries and ICG Services and its respective subsidiaries, respectively. The Plan does not provide for the substantive consolidation of the ICG Holdings Debtors and the ICG Services Debtors. The Plan does, however, provide for the substantive consolidation of the entities that comprise the ICG Holdings Debtors and the entities that comprise the ICG Services Debtors for purposes of voting, confirmation and distribution of claims proceeds. The Plan contemplates the conversion of the Debtors' existing unsecured debt into common equity in the post-bankruptcy, reorganized Company. The Plan also contemplates the issuance of new senior notes to the Debtors' existing secured lenders, the issuance of a new $25 million senior subordinated term loan which is subordinated to the Debtors' existing secured lenders, the issuance of $40 million in new unsecured convertible notes, and for the cancellation of all equity securities previously issued by the Debtors, including all common stock, preferred stock, options and warrants. It is anticipated that a hearing to assess the adequacy of the Disclosure Statement will be held by the Bankruptcy Court on April 3, 2002, after which time it is anticipated that the Court will submit the Amended Plan to the Company's creditors for approval. Consummation of the Amended Plan is contingent upon receiving Bankruptcy Court approval, as well as the approval of certain classes of creditors. There can be no assurance that the Plan as submitted will be approved.

    Upon consummation of the Plan, the Company will apply "Fresh-Start" reporting in accordance with generally accepted accounting principles ("GAAP") and the requirements of AICPA Statement of Position ("SOP") 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under Fresh Start reporting the reorganization value of the Company, which generally represents the going concern value, is determined by the Company with assistance from its financial advisors. Upon the effective date of the confirmation of the Plan, a new capital structure will be established and assets and liabilities, other than deferred taxes, will be stated at their relative fair values. Deferred taxes are determined in conformity with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 109.

    The Company, assisted by its financial advisors, Dresdner Kleinwort & Wasserstein, Inc., evaluated the reorganization value of the Company in connection with the filing of the Plan. The reorganization value of the Company on a going concern basis was estimated to be between $350 million and $500 million. This evaluation of the Company resulted in a range of values for the new common equity of between approximately $102 million and $252 million. This range of reorganization values in the Plan indicates that a fair value adjustment to reduce the value of property and equipment of up to $220 million may be necessary. However, the Plan assumptions may differ from the actual business conditions at the date of emergence from bankruptcy. Therefore, the fair values assigned to assets and liabilities upon emergence from bankruptcy may also be different. The fair value adjustment to property and equipment, if any, will be recorded upon emergence from bankruptcy once the final enterprise value is determined. This value is derived by subtracting from the Company's reorganization value, the projected funded debt on the pro forma balance sheet for the Company on the date of emergence from bankruptcy. The valuation is based on numerous assumptions, including, among other things, the achievement of certain operating results, market values of publicly-traded securities of other relevant companies, and general economic and industry conditions.

    The ability of the Company to continue as a going concern is dependent upon, but not limited to, the approval and confirmation of the Plan, access to adequate sources of capital, customer and employee retention, the ability to provide high quality services and the ability to sustain positive results of operations and cash flows sufficient to continue to fund operations.

    No assurance can be given however that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings. Because of the ongoing nature of the reorganization cases, the outcome of which is not determinable until finally approved by the creditors and the Bankruptcy Court, the consolidated financial statements contained herein are subject to material uncertainties.

    The bankruptcy filing and the severe downturn in telecommunications industries have had a significant affect on the Company's basic operations and its dealings with all third parties including its customers, vendors and employees. Significant amounts of both pre-petition and post-petition billings to customers and costs billed to the Company by vendors are in dispute. Some of these disputes have resulted in litigation as discussed in note 12. As a result, significant judgement is needed in determining the revenues and costs to be appropriately reflected in the financial statements. The Company expects that negotiations with major customers and vendors to settle disputed amounts could involve a lengthy process. During 2001, as discussed in note 17, the Company concluded a settlement with a major customer, the terms of which significantly affected recorded amounts of assets and liabilities. The Company cannot predict the possible outcome of such other negotiations that may be concluded in the future.

    Accordingly, the consolidated financial statements do not include adjustments to the recorded amounts or classification of assets or liabilities or reflect amounts that may ultimately be required to settle such contingencies or any other contingencies which may be required pursuant to the Company's Chapter 11 proceedings.

    As a result of the items discussed above, there is substantial doubt about the Company's ability to continue as a going concern.

  (c)
  Discontinued Operations

    During 1999, the Company sold the retail customer ISP business of NETCOM On-Line Communication Services, Inc. ("NETCOM"), but retained the national Tier 1 data network assets. Additionally, during 1999, the Company sold ICG Fiber Optic Technologies, Inc. and Fiber Optic Technologies of the Northwest, Inc., (collectively "Network Services") and ICG Satellite Services, Inc. and Maritime Telecommunications Network, Inc. (collectively "Satellite Services"). Network Services provided information technology services and selected networking products. Satellite Services provided satellite voice, data and video services to major cruise ship lines, the U.S. Navy, the offshore oil and gas industry and integrated communications providers. (See note 5.)

(2)  Summary of Significant Accounting Policies

  (a)
  Basis of Presentation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the operations of NETCOM, Network Services and Satellite Services as discontinued for all periods presented.

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

  (d)
  Restricted Cash

    Restricted cash consists of cash balances held by various financial institutions as collateral for various letters of credit issued in favor of landlords and as collateral for surety bonds. These deposits will not be released until the underlying obligation is satisfied.

  (e)
  Investments

    The Company invests primarily in high-grade, short-term investments that consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available-for-sale. All short-term investments mature within one year.

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

  (f)
  Property and Equipment

    The Company assesses the impairment of long-lived assets whenever changes in circumstances indicate that their carrying value may not be recoverable. If the total expected future cash flows or salvage value is less than the carrying value of the asset, the asset is written down to its fair value. See note 3 for a discussion of the impairment of long-lived assets.

    Costs of construction are capitalized, including interest costs related to construction, capitalized labor and other costs associated with network development, service installation and internal-use software development.

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

    The Company capitalizes costs of direct labor and other employee benefits associated with the development of internal-use computer software in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal-use software costs are depreciated over the estimated useful life of the software, typically two to five years, beginning in the period when the software is substantially complete and ready for use.

    Depreciation begins in the period the network is substantially complete and available for use and is recorded on a straight-line basis over the estimated useful life of the equipment or network, ranging from eight to 20 years. Estimated useful lives of major categories of property and equipment are as follows:

Furniture, fixtures and office equipment	3 to 7 years
Internal-use software costs	2 to 5 years
Machinery and equipment	3 to 8 years
Fiber optic equipment	8 years
Switch equipment	3 to 10 years
Fiber optic networks	20 years
Buildings and improvements	31.5 years
Site improvements	7 years
Service installation costs	2 years

    Equipment held under capital leases is stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is provided using the straight-line method over the estimated useful lives of the assets owned, or the related lease term, whichever is shorter.

  (g)
  Other Assets

    Amortization of deferred financing costs is provided over the life of the related financing agreement and is included in interest expense. The Company has written-off all deferred financing costs related to debt subject to compromise as of December 31, 2000 (see notes 4 and 9).

  (h)
  Impairment of Long-Lived Assets

    The Company provides for the impairment of long-lived assets, including goodwill, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such events include, but are not limited to, a significant decrease in the market value of an asset, a significant adverse change in the business climate that could affect the value of an asset or a current period operating or cash flow loss combined with a history of operating or cash flow losses. An impairment loss is recognized when estimated undiscounted future cash flows, before interest, expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the estimated fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows, appraisals or other pricing models as appropriate. See note 3 for a discussion of the impairments.

  (i)
  Revenue Recognition

    The Company recognizes revenue from services provided to its business end-user and ISP customers as such services are provided and charges direct selling expenses to operations as incurred. Maintenance revenue is recognized as services are provided.

    Generally, the Company recognizes revenue earned under indefeasible rights-of-use ("IRU") and constructed fiber ratably over the term of the agreement. In the event that the IRU meets the definition of a sales-type lease pursuant to SFAS No. 13, "Accounting for Leases", and the Company transfers ownership of the underlying assets to the customer, the Company will apply sales-type lease accounting and recognize revenue and related costs at the inception of the agreement. Prior to June 30, 1999, the Company applied sales-type lease accounting to IRUs whether or not the agreement provided for the transfer of ownership of the underlying assets if the IRU met the criteria included in SFAS No. 13. Under either application, revenue recognition begins in the period that facilities are available for use by the customer. Approximately $18 million, $14 million and $9 million of revenue was recognized in each of the three years ended December 31, 2001, respectively from IRU agreements. Revenue earned on the portion of IRUs attributable to the provision of maintenance services is recognized ratably over the term of the agreement.

    Deferred revenue includes amounts billed, in compliance with customer contracts, before service is provided.

    The Company records reciprocal compensation and carrier access revenue in accordance with regulatory authority approval and pursuant to interconnection agreements with incumbent local exchange carriers ("ILEC"s) and interexchange carriers ("IXC"s) for the origination, transport and/or termination of traffic originated by ILEC and IXC customers, including Internet traffic. Disputed billings are not recognized as revenue until realization is assured.

    Due to changes in the regulatory environment and as a means of gaining certainty with respect to the continued collection of reciprocal compensation revenue, the Company negotiated voluntary settlement agreements with certain of its ILEC customers in the first half of 2000 that provide for the payment of reciprocal compensation for terminating Internet bound traffic, but at rates lower than the Company had historically received.

    On October 1, 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. Effective January 1, 2000, installation revenue is recognized ratably over a two-year period. Prior to the adoption of SAB No. 101, the Company recognized installation revenue as services were performed. As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting principle as if such change had been adopted as of January 1, 2000, and has included in the results of operations for the year ended December 31, 2000, a charge of approximately $7.4 million relating to the cumulative effect of this change in accounting principle. In addition, the change in accounting principle resulted in an increase in revenue for the year ended December 31, 2000 of approximately $0.9 million.

    The Company provides for uncollectible receivables using the allowance method. An allowance for uncollectible accounts is provided when it is determined the receivable may not be collectible. The Company maintains the accounts receivable balance and the related allowance until collection efforts are exhausted and the account is written off or the accounts are determined to be collectible. The Company has, as of December 31, 2001, an allowance for uncollectible accounts of approximately $44 million, substantial amount of which is for accounts which were determined to be uncollectible prior to December 31, 2000, but for which collection efforts have not been exhausted.

  (j)
  Income Taxes

    The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (k)
  Net Loss Per Share

    Net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding. Net loss per share is determined in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic loss per share is computed on the basis of weighted average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation of weighted average common shares outstanding. Potential common stock instruments, which include options, warrants and convertible subordinated notes and preferred securities, are not included in the Company's net loss per share calculation, as their effect is anti-dilutive.

  (l)
  Stock-Based Compensation

    The Company accounts for its stock-based employee and non-employee director compensation plans using the intrinsic value based method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations.

  (m)
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

  (n)
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

  SFAS No. 121 requires that assets to be held and used be measured for impairment on the basis of undiscounted future cash flows before interest determined at the lowest level for which there are identifiable cash flows. Due to the Company's inability to allocate significant amounts of central support costs to the various markets, the impairment analysis was performed on a Company-wide basis. This analysis indicated that there was a shortfall of undiscounted cash flows before interest compared to the carrying value of the Company's long-lived tangible and intangible assets and that an impairment had occurred. For purposes of calculating the amount of the impairment the Company segregated its long-lived assets into three categories: intangible assets, consisting primarily of goodwill, tangible assets to be disposed of, and tangible assets to be utilized in ongoing operations.

  As a result of the analysis of shortfalls of cash flows to carrying values of assets noted above, all intangibles, consisting primarily of goodwill relating to the Company's acquisitions under the purchase method of accounting, were written off as of December 31, 2000, resulting in an impairment charge of approximately $80 million.

  Additionally, the Company has determined that certain assets that will not be utilized under the business plan will be held for disposal or sale. The fair value of assets to be disposed of is based on current appraisals or purchase offers, less cost to sell. Assets to be disposed of are comprised primarily of 1) assets which were under construction in late 2000 and for which the incremental capital required to place the asset in service for revenue generation was not available, and 2) assets in service which were not required to meet expected future customer demand as defined in the business plan. An impairment of approximately $124 million and $28 million was reflected in the financial statements during 2000 and 2001, respectively, to reduce these assets to their fair value of approximately $8 million. These assets have not been segregated as current assets in the accompanying consolidated financial statements and are included in property and equipment because the sales are subject to final Bankruptcy Court approval.

  The fair value of tangible assets to be utilized in ongoing operations was determined to be $550 million at December 31, 2000. This value was derived primarily from the discounted cash flows from future operations; however, the Company also took into consideration several other valuation techniques. The following describes the different methods used and the resulting ranges of value under those techniques.

  •
  Discounted cash flows—The Company, as noted above, developed a new business plan in late 2000 and early 2001. The Company hired external third-party consultants to assist during the bankruptcy process and help in the formulation of the business plan. The Company's business plan process was a comprehensive, zero-based assessment of the markets in which the Company believes it can provide profitable service offerings in the future. The business plan also includes substantial capital expenditures to complete the network and generate the revenues projected within the business plan. Additionally, the plan contemplated significant future restructuring of the Company's basic operating costs including, but not limited to, additional significant reductions in selling, general and administrative expenses and line costs. This valuation technique resulted in a range of fair values of the Company's long-lived assets from $400 million to $900 million.

  •
  Asset appraisal—In connection with securing the Company's Credit Agreement (see note 11), appraisals were performed with an effective date of December 22, 2000. These appraisals indicated that the value of the Company's long-lived assets ranged from $640 to $740 million. These appraisals were prepared on the basis of an orderly liquidation, which is not part of the Company's plans.

  •
  Current market capitalization—This analysis was based on the public market capitalization as determined by reference to recent trading prices for the Company's debt and equity securities. For this calculation, the preferred securities were assumed to have no value and the senior discount notes were valued at 8-10% of the face value based on recent trading prices. Fully secured debt balances (such as capital leases and the Senior Facility) were valued at 100% of their book value. This valuation technique resulted in a range of fair values of the Company's long-lived assets from $400 million to $600 million.

  In order to reduce tangible assets to be used in ongoing operations to the fair value of $550 million, the Company recorded an impairment charge as of December 31, 2000 of approximately $1,500 million. No adjustment was made to recorded depreciation during the year ended December 31, 2000.

  The book value of the impaired assets became the new cost basis of the assets. This amount is being depreciated over the remaining estimated useful life of the assets.

  The Company, during the year ended December 31, 1999, also recorded a provision for impairment of long-lived assets of $32 million, which relates to the impairment of software and other capitalized costs associated with Telecom Services' billing and provisioning system projects under development. The provision for impairment of long-lived assets was based on management's decision to abandon the billing and provisioning systems under development and to select new vendors for each of these systems, which vendors were expected to provide the Company with billing and provisioning solutions with improved functionality and earlier delivery dates at significantly lower costs. The Company's billing and provisioning systems under development were either not operational or were serving minimal customers at the time management determined the carrying value of the underlying assets was not recoverable.

(4)  Reorganization Expenses

  Under bankruptcy accounting (note 1 (b)), the Company is required to segregate and classify costs not directly related to ongoing operations as reorganization costs.

  The following reorganization expenses were incurred during the year ended December 31, 2000 and 2001, respectively (in thousands):

	2000	2001
Gain on settlement with major customers and vendors (note 17)	$—	$(39,179)
Estimated loss on equipment returned to vendors	—	10,300
Debt and equity restructuring costs (notes 9 and 10)	36,493	(236)
Severance and employee retention costs	9,647	13,154
Legal and professional fees	6,260	16,498
Switch site closure costs	—	5,187
Line cost termination expenses	—	9,296
Interest income	(1,412)	(6,661)
Other	2,909	5,092

Total	$53,897	$13,451

(5)  Sale of Assets and Discontinued Operations

  Income (loss) from discontinued operations consists of the following:

	Years ended December 31,
	1999	2000	2001
	(in thousands)
NETCOM (a)	$—	$—	$—
Network Services (b)	(1,349)	—	—
Satellite Services (c)	313	770	—

Income (loss) from discontinued operations	$(1,036)	$770	$—

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

(6)  Property and Equipment

  See note 3 for a discussion regarding the impairment of long-lived assets.

  Property and equipment, at cost, including assets held under capital leases, is comprised of the following:

	December 31,
	2000	2001
	(in thousands)
Land	$8,708	$1,214
Buildings and improvements	36,307	50,358
Furniture, fixtures and office equipment	11,799	33,593
Machinery and equipment	9,450	14,548
Switch equipment	104,947	136,133
Fiber optic equipment	119,146	150,982
Fiber optic networks	56,242	90,137
Site improvements	—	11,245
Construction in progress	205,881	95,415
Assets to be disposed of	40,500	8,570

	592,980	592,195
Less accumulated depreciation	(2,480)	(61,008)

	$590,500	$531,187

  Property and equipment includes approximately $95 million and $9 million of equipment that has not been placed in service or is being held for sale, respectively, at December 31, 2001, and accordingly, is not being depreciated.

  The Company had property and equipment held under capital leases at December 31, 2000 and 2001, with net book values of approximately $158 million and $120 million, respectively. Amortization of these assets are included in depreciation and amortization in the Company's consolidated statements of operations for all periods presented.

  The Company capitalized interest costs on assets under construction of approximately $9 million, $7 million and $1 million, in each of the years ended December 31, 1999, 2000 and 2001, respectively. However, in connection with the asset impairment discussed in note 3, all previously capitalized interest amounts were written-off as of December 31, 2000. The Company recognized interest expense of approximately $212 million, $234 million, and $32 million in each of the years ended December 31, 1999, 2000 and 2001, respectively.

  Substantially all of the assets of ICG Services have been pledged as security for the Senior Facility, as of December 31, 2001. The net book value of ICG Services property and equipment is approximately $353 million as of December 31, 2001.

(7)  Investments

  On February 22, 2000, the Company purchased restricted Series D 8% Convertible Preferred Stock (Cyras Preferred Stock) of Cyras Systems, Inc. (Cyras), which was subsequently purchased by Ciena, for approximately $1.0 million. During 2001, the Company sold $900,000 of its investment for proceeds of approximately $2,542,000, resulting in a gain of approximately $1,642,000, which is included in other income in the accompanying consolidated statement of operations for the year ended December 31, 2001.

  On July 6, 2000, a subsidiary of the Company acquired 1,000,000 shares of unregistered common stock of Teligent, Inc., a fixed wireless broadband communications provider (Teligent), from a subsidiary of Teligent in exchange for 2,996,076 shares of ICG Common Stock. The Teligent shares were valued at $21.625 per share for a total investment of approximately $21.6 million. As of December 31, 2000, the decrease in the value of the Teligent shares of $21.6 million, based on the market price at December 31, 2000, was deemed to be other than temporary and, accordingly, the charge related to the write off of the value of such shares is included in the accompanying consolidated statement of operations.

  On November 15, 1999, the Company entered into an agreement to purchase a limited partnership interest in Centennial Strategic Partners VI, L.P. (Centennial). The primary purpose of the partnership is to invest in venture capital investments, principally by investing in equity or equity-oriented securities of privately held companies in the electronic communications industry. Through December 31, 2001, the Company had contributed approximately $650,000 to the partnership. The Company has accounted for its investment in Centennial under the cost method of accounting. As of December 31, 2001, management determined the investment to have no value and the full amount was written off.

  Investments are summarized as follows:

	December 31,
	2000	2001
	(in thousands)
Ciena preferred stock	$1,000	$100
Limited partnership interest — Centennial	650	—

	$1,650	$100

(8)  Capital Lease Obligations

  As a result of the Company's bankruptcy proceedings, all Debtors' capital lease payments related to capital leases existing at the date of the filing are suspended and subject to negotiation on a lease by lease basis. Leases subject to compromise could be amended or rejected. The capital lease for the Corporate Headquarters was entered into in June 2001 and is not subject to compromise (see note 9(c)). The Company continued to accrue and make interest payments on approximately $55 million of executory contracts the Company has or plans to affirm. These contracts are, for financial reporting purposes, accounted for as capital leases. The following table represents contractual payments under the original terms of the Company's capital lease obligations (in thousands):

	Not Subject to Compromise
		Subject to Compromise
	Corporate Headquarters
		Unsecured	Secured	Total
Year:
2002	$5,338	$16,878	$124,770	$146,986
2003	5,498	5,414	30,199	41,111
2004	5,663	90	12,126	17,879
2005	5,833	90	11,907	17,830
2006	6,008	90	4,953	11,051
Thereafter	124,733	1,051	66,419	192,203

Total minimum lease payments	153,073	23,613	250,374	427,060
Less amounts representing interest	(102,365)	(4,732)	(83,737)	(190,834)

Present value of net minimum lease payments	$50,708	$18,881	$166,637	$236,226

(9)  Long-term Debt

  As a result of the Company's bankruptcy proceedings, all prepetition contractual debt payments are suspended and subject to revised payment terms during the bankruptcy process on a specific case basis. As of December 31, 2001, the Company is in default with respect to all of its prepetition debt. However, under bankruptcy accounting, no reclassifications are made from long-term to short-term as a result of the defaults. Additionally, debt subject to compromise should be recorded at the allowed amount of the claim. Based on this, the Company has written-off during 2000 all deferred financing costs related to the 9 7/8%, 10%, 11 5/8%, 12 1/2% and 13 1/2% Senior discount notes. Such amounts totaled approximately $27 million and are included in reorganization expenses in the accompanying consolidated statement of operations. In addition, the Company ceased accreting the discounts or accruing interest on all unsecured debt subject to compromise as of the Petition Date. The Company continued to accrue and make interest payments on all fully secured long-term debt in the accompanying table of approximately $85 million.

  The Plan contemplates the conversion of unsecured debt into common equity (see note 1(b)) of the post bankruptcy Company. The payment of principal due under the Senior Facility and mortgage payable have been stayed by the Bankruptcy Court.

        Long-term debt is summarized as follows:

	December 31,
	2000	2001
	(in thousands)
Long-term debt not subject to compromise:
Credit Agreement (a)	$—	$—
Mortgage loan payable (c)	33,077	—

Total long-term debt not subject to compromise	33,077	—
Long-term debt subject to compromise:
Secured long-term debt:
Senior Facility with adjustable rate of interest secured by assets of ICG Services, ICG Equipment and ICG NetAhead (b)	84,574	84,574
Mortgage payable with interest at 8 1/2%, secured by building	929	929

Total secured long-term debt	85,503	85,503
Unsecured long-term debt, net of discount (d):
9 7/8% Senior discount notes of ICG Services	319,564	319,564
10% Senior discount notes of ICG Services	393,311	393,311
11 5/8% Senior discount notes of ICG Holdings	151,342	151,342
12 1/2% Senior discount notes of ICG Holdings	520,264	520,264
13 1/2% Senior discount notes of ICG Holdings	584,300	584,300

Total unsecured long-term debt	1,968,781	1,968,781

Total long-term debt subject to compromise	2,054,284	2,054,284

Total long-term debt	$2,087,361	$2,054,284

  (a)
  Debtor-in-Possession Financing

    On December 4, 2000, the Company finalized its Debtor-in-Possession Revolving Credit Agreement (the "Credit Agreement") with Chase Manhattan Bank. The Credit Agreement, as amended, provided for up to $200 million in financing, subject to certain conditions. The Company paid monthly commitment fees at an annual rate of 1 1/2% on the average daily unused commitment, which were expensed monthly. On November 7, 2001, the Company terminated the Credit Agreement without ever having drawn any amounts under this agreement. Deferred financing costs were written off to interest expense at that time.

  (b)
  Senior Facility

    On August 12, 1999 and amended on December 29, 1999, ICG Equipment and ICG NetAhead (the "Debtors") entered into a $200 million senior secured financing facility (the "Senior Facility") consisting of a $75 million term loan, a $100 million term loan and a $25 million revolving line of credit. The Senior Facility is guaranteed by ICG Services and ICG Mountain View, Inc. and is secured by the assets of ICG Services, ICG Equipment and ICG NetAhead.

    On December 19, 2000, the Bankruptcy Court issued an order (the "Order") granting adequate protection to the Lenders of the Senior Facility. This Order, among other things, requires the Debtors to pay all accrued and unpaid Prepetition interest and expenses, grant the Lenders a valid, perfected, first priority postpetition security interest and lien upon on all property of ICG Services, ICG Equipment and ICG NetAhead acquired after the Petition date, grant an administrative claim under the Bankruptcy Code for any diminution of the Prepetition collateral, provide cash collateral in accordance with the Plan, provide monthly financial reports and pay all out-of-pocket costs incurred by the Lenders.

    At December 31, 2001, the $36.0 million outstanding under the $75.0 million term loan bears annual interest at the prime rate plus 4.25%, or 9%.

    At December 31, 2001, the $48.6 million outstanding under the $100.0 million term loan bears annual interest at the prime rate plus 3.875%, or 8.625%.

    The terms of the Senior Facility provide various covenants, limitations and terms. Due to the bankruptcy proceedings, the Company is in default with respect to the terms of the Senior Facility. The Company is currently renegotiating the terms of the Senior Facility as part of the Plan of Reorganization.

    The amortization of the debt issuance costs during 1999 and through the Petition Date in 2000 is included in interest expense in the accompanying consolidated statement of operations. The unamortized debt issuance cost balance was written-off as of December 31, 2000 and is included in reorganization expenses in the accompanying consolidated statement of operations.

  (c)
  Mortgage Loan Payable / Capital Lease Obligation

    Effective January 1, 1999, the Company purchased its corporate headquarters, land and improvements (collectively, the "Company Headquarters") for approximately $43.4 million. The Company financed the purchase primarily through a loan secured by a mortgage on the Company Headquarters. The seller ("Seller") of the Company Headquarters retained an option to repurchase the Company Headquarters at the original sales price.

    In June 2001, the Seller exercised its right to repurchase the Company Headquarters from the Company for approximately $33 million. In connection with the repurchase, the Seller agreed to assume from the Company the mortgage loan payable and other accrued liabilities related to completing the Company Headquarters. The Company recognized a $7.6 million loss on the sale. In addition, the Company agreed to lease the Company Headquarters back from the Seller under a capital lease agreement initially valued at $50.4 million ($50.7 million at December 31, 2001). (See note 8).

  (d)
  Senior Discount Notes

    The principal balance of all of the Senior Discount Notes (the "Notes") is unsecured and is subject to compromise and is likely to be converted to equity upon the company's emergence from bankruptcy. Accordingly, no interest has been accrued, accreted or paid on the Notes subsequent to the Petition Date.

    Prior to the Petition Date, the original discount on all of the Notes was being accreted over the period from the issue date to the date that the notes may first be redeemed. The accretion was included in interest expense for the periods prior to the petition date in the accompanying consolidated statements of operations.

    Contractual principal maturities of long-term debt as of December 31, 2001, which are expected to be substantially altered as a result of the bankruptcy proceedings, are as follows (in thousands):

Year:
2002	$7,670
2003	15,207
2004	18,795
2005	605,468
2006	572,646
Thereafter	1,071,567

2,291,353

Less unaccreted discount	(237,069)

$2,054,284

(10) Preferred Stock

  (a)
  Redeemable Preferred Securities of Subsidiaries

    It is anticipated the Redeemable Preferred Stock of Subsidiaries will be deemed to be cancelled and extinguished on the effective date of the Plan. Accordingly, no accretion and preferred dividends have been recorded or paid subsequent to the Petition Date.

    The Company is prohibited from declaring or paying any preferred dividends as a result of the Bankruptcy petitions. The Company has fully written off during 2000 the offering costs and fully accreted the discount associated with the preferred stock totaling approximately $10 million. Such amounts are included in reorganization expenses in the accompanying consolidated statement of operations.

    Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses is approximately $62 million and $60 million for the years ended December 31, 1999 and 2000 respectively. Accretion and preferred dividends are associated with the accretion of issuance costs, discount and preferred security dividend accruals for the 6 3/4% Preferred Securities, the 14% Preferred Stock and the 14 1/4% Preferred Stock and the Redeemable Preferred Stock through the Petition Date.

    Redeemable preferred stock of subsidiaries is summarized as follows:

	December 31,
	2000	2001
	(in thousands)
14% Exchangeable preferred stock of ICG Holdings	$165,831	$165,831
14 1/4% Exchangeable preferred stock of ICG Holdings	283,225	283,225

	$449,056	$449,056

6 3/4% Mandatorily redeemable preferred securities of ICG Funding	$132,251	$92,336

    Dividends on the 14% and 14 1/4% Exchangeable Preferred Stock paid prior to the Petition Date were paid through the issuance of additional 14% and 14 1/4% Preferred Stock.

    In 2001, due to the Bankruptcy proceedings, the Company did not declare or pay the dividend that was otherwise payable in November 2000 on the 6 3/4% mandatorily redeemable preferred securities of ICG Funding The Company however, paid from the proceeds of amounts held in escrow approximately $1.3 million of dividends on this security.

    During 2001, 798,296 shares with a carrying value of approximately $40 million of the ICG Funding Preferred Stock was exchanged for 1,661,334 shares of the Company's Common Stock.

    ICG Funding owns shares valued at $112.4 million of ICG Preferred Stock, which has been eliminated, in consolidation of the Company's consolidated financial statements.

  (b)
  Mandatorily Redeemable 8% Series A Convertible Preferred Stock

    Pursuant to the Company's Plan of Reorganization, the Mandatorily Redeemable 8% Series A Convertible Preferred Stock will be deemed to be cancelled and extinguished on the effective date of the Plan. Accordingly, no accretion and preferred dividends have been recorded or paid subsequent to the Petition Date.

    On April 10, 2000, the Company sold 75,000 shares of mandatorily redeemable 8% Series A-1, A-2 and A-3 Convertible Preferred Stock of ICG (the 8% Series A Convertible Preferred Stock) and 10,000,000 warrants to purchase ICG Common Stock for net proceeds of $708 million. The value allocated to the warrants was $81 million at the time of the transaction.

    The Company has fully written off the offering costs and fully accreted the discount associated with the 8% Series A Convertible Preferred Stock totaling $118 million prior to the petition date. Such amounts are included in accretion of 8% Series A Convertible Preferred Stock and related dividends in arriving at net loss attributable to common stockholders in the accompanying consolidated statement of operations.

    Additionally, the Company allocated $159 million of the proceeds from the issuance of the 8% Series A Convertible Preferred Stock to the intrinsic value of the embedded beneficial conversion feature of the convertible preferred securities to additional paid-in capital. The accompanying consolidated statement of operations for the year ended December 31, 2000, includes approximately $40 million of accretion and dividends related to the 8% Series A Convertible Preferred Stock through the Petition Date.

(11) Stockholders' Deficit

  (a)
  Stock Options and Employee Stock Purchase Plan

    The Company has recorded no compensation expense in connection with its stock-based employee and non-employee director compensation plans pursuant to the intrinsic value based method of APB 25 for the periods presented.

    As of December 31, 2001, the Company had approximately 5,177,000 options outstanding. No options were granted nor exercised in 2001. Pursuant to the Company's Plan of Reorganization, the Common Stock of the Company will be deemed to be cancelled and extinguished on the effective date of the Plan. Accordingly, if the Plan is approved, all outstanding stock options in the Company's Stock Option Plan will be cancelled on the effective date of the Plan.

    In October 1996, the Company established an Employee Stock Purchase Plan, which the Company discontinued in the third quarter of 2000. Under this plan, employees could elect to designate 1% to 30% of their annual salary to be used to purchase shares of ICG Common Stock, up to a limit of $25,000 each year, at a 15% discount to fair market value. The Company sold 205,568 and 173,772 shares of ICG Common Stock to employees under this plan during the years ended December 31, 1999 and 2000, respectively.

  (b)
  Warrants

    Pursuant to the Company's Plan of Reorganization, the Common Stock of the Company will be deemed to be cancelled and extinguished on the effective date of the Plan. Accordingly, all outstanding warrants shall be cancelled on the effective date of the Plan. As of December 31, 2000 and 2001, the Company had approximately 11,646,000 warrants outstanding. The exercise price of such warrants ranged from $12.51 to $34.00 per share.

  (c)
  Preferred Stock

    The Company is authorized to issue 5,000,000 shares of preferred stock, of which no shares were outstanding as of December 31, 2001.

(12) Commitments and Contingencies

  As a result of the Company's filing for bankruptcy protection, all commitments and contingencies could be substantially modified during the Company's bankruptcy restructuring process.

  (a)
  Network Capacity and Construction

    In January 2000, the Company signed an agreement with a major customer, whereby the Company will provide, for $126.5 million over the initial six-year term of the agreement, exclusive service over designated portions of the Company's local fiber optic networks. The Company will recognize revenue ratably over the term of the agreement, as the network capacity is available for use. The agreement was amended in March 2000 to include additional capacity for proceeds of $53.8 million. The customer may, at its option, extend the initial term of the agreement for an additional four-year period and an additional ten-year period for incremental payment at the time the option exercises. In July 2001, as part of a settlement agreement reached with the customer (see note 17), deferred revenue was reduced by $21.5 million, with a corresponding reduction in trade receivables. At December 31, 2001, $147.3 million of deferred revenue related to this agreement is reflected in liabilities subject to compromise. The customer has not yet ordered from the Company, and the Company has not yet delivered, certain equipment and services required by this agreement. The Company recognized approximately $9 million of revenue from this agreement in the year ended 2001.

  (b)
  Telecommunications and Line Purchase Commitments

    The Company had entered into two agreements with a major interexchange carrier (the "Carrier") that required the Company to provide the Carrier with certain minimum monthly revenue, which if not met, would require payment by the Company for the difference between the minimum commitment and the actual monthly revenue. Under a settlement reached with the Carrier in September 28, 2001, no deficiency payments were required nor will the Company be subject to minimum monthly revenue commitments.

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

  (d)
  Reciprocal Compensation and Carrier Access Revenue

    The Company records reciprocal compensation and carrier access revenue in accordance with regulatory authority approval and pursuant to interconnection agreements with incumbent local exchange carriers ("ILEC"s) for the transport and termination of traffic originated by ILEC customers, including Internet traffic. Disputed billings are not recognized as revenue until realization is assured.

    Due to changes in the regulatory environment and as a means of gaining certainty with respect to the continued collection of reciprocal compensation revenue in the first half of 2000, the Company negotiated voluntary settlement agreements with certain of its ILEC customers that provide for the payment of reciprocal compensation for terminating Internet bound traffic, but at rates lower than the Company had historically received.

    The Company has, as of December 31, 2001, a net receivable of approximately $14 million for reciprocal compensation revenue. Approximately $9 million has been acknowledged as due by certain LECs, but payment is being withheld pending resolution of line cost disputes. The Company received cash of approximately $61 million during the year ended December 31, 2001, from certain ILECs for terminating local and toll traffic.

    The Company has recognized revenue of approximately $143 million, $139 million and $64 million in each of the three years ended December 31, 2001, respectively, for terminating local and toll traffic. Revenue for the year ended December 31, 1999 includes approximately $22 million for the tandem switching and common transport rate elements. ICG ceased, effective July 1, 1999, recognition of these rate elements as revenue until cash receipts were either received or the uncertainty of receipt had been removed (such as the execution of a binding agreement).

    The Company has as of December 31, 2001 a net receivable balance of carrier access revenue of approximately $3 million. Approximately $22 million of access carrier revenue was recognized during the year ended December 31, 2001.

  (e)
  Hardware and Software Maintenance Contracts

    The Company is committed to various vendors for hardware and software maintenance as follows (in thousands):

Year:
2002	$2,619
2003	200
2004	400

$3,219

  (f)
  Operating Leases

    Under the Bankruptcy Code, the Company may elect to assume or reject all leases noted below, subject to Bankruptcy Court approval.

    The Company leases office space, warehouse space, switch sites, points of presence and equipment under non-cancelable operating leases. Lease expense was approximately $21 million, $30 million and $21 million for each of the three years ended December 31, 2001, respectively. Lease expense included in reorganization expenses was approximately $3.3 million for the year ended December 31, 2001.

    Minimum lease payments due each year on or before December 31 under the Company's current contractual operating leases are as follows (in thousands):

Year:
2002	$20,593
2003	17,125
2004	15,543
2005	14,447
2006	13,977
Thereafter	56,251

$137,936

  (g)
  Litigation

    During the third and fourth quarters of 2000, the Company was served with fourteen lawsuits filed by various shareholders in the Federal District Court for the District of Colorado. All of the suits were consolidated in October 2001 and further amended in February 2002. The consolidated amended complaint names as defendants the Company's former CEO, J. Shelby Bryan, the Company's former President, William S. Beans, Jr. and the Company's former CFO, Harry R. Herbst. The consolidated amended complaint does not name the Company as a defendant. The consolidated amended complaint seeks unspecified damages for alleged violations of Rules 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints seek class action certification for similarly situated shareholders. At this time, the Company has not been named a defendant because all claims against the Company have been stayed pursuant to the Company's filing for bankruptcy.

    In January 2001, certain shareholders of ICG Funding, a wholly owned subsidiary of the Company, filed an adversary proceeding in the United States Bankruptcy Court against the Company and ICG Funding. In April 2001, the Company and ICG Funding finalized a settlement agreement with the shareholders, which has been approved by the Bankruptcy Court. Under the terms of the settlement, the shareholders received approximately two thirds of the funds in the escrow account and the Company received the remaining one third of the escrowed funds, subject to certain contingencies and holdbacks related to shareholders that did not participate in the settlement.

    In January 2002, SBC Communications, Inc., on behalf of various subsidiaries (collectively "SBC") filed a motion in the Company's Bankruptcy case seeking permission to terminate the services it provides the Company pursuant to its interconnection agreements. SBC contends that the Company owes SBC in excess of $24 million related to past billing, and, as a result, should be entitled to terminate services and pursue an administrative claim for the alleged past due receivable. SBC also has filed a motion objecting to the Company's Disclosure Statement on the grounds that it does not adequately provide sufficient information with respect to the Company's ability to pay its alleged obligations to SBC. The Company filed a response to SBC's motions stating that it does not owe a significant portion of the alleged past due amount. Additionally, the Company's response provides that SBC owes the Company more for services the Company provided SBC than the Company owes SBC. The Company retained legal counsel to vigorously defend itself against SBC's claims and is aggressively pursuing its counterclaims.

    On or about March 29, 2002 the Company and SBC entered into a settlement agreement regarding wholesale services provided to the Company by SBC pursuant to its Interconnection Agreements, leaving only amounts allegedly owed for the retail services to be resolved. The terms of the settlement are subject to review and approval by the Bankruptcy Court. If the settlement agreement is approved by the Bankruptcy Court, the Company's operating results would be favorably impacted by approximately $5 million. The impact of the settlement will be recognized when realization is assured. The Company anticipates that SBC's motions will be amended and/or withdrawn, leaving only amounts allegedly owed for the retail services to be resolved. The Company believes that the ultimate resolution of the remaining items relating to retail services will be immaterial to the Company's operating results.

    The Company is a party to certain other litigation that has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

  (g)
  Line Cost Disputes

    The Company significantly reduced facilities leased from LECs and other CLECs throughout the year ended 2001. In addition, these facilities providers changed ICG's billing account numbers ("BANs") throughout the year in an attempt to segregate pre- and post-petition billing activity. Frequently, disconnected services were not reflected on ICG's invoices or not reflected in a timely manner, resulting in inaccurate invoices and significant disputes. The assignment of new BANs frequently resulted in incorrect balances being carried forward on invoices. As a result of these and other types of billing issues, the Company is in negotiations with these providers regarding amounts owed by the Company for leased facilities. The Company believes line cost expenses and related accrued liabilities are properly stated and that disputed amounts will be resolved in the Company's favor.

(13) Income Taxes

  Current income tax expense for the year ended December 31, 1999, represents state and federal income tax relating to operations of a subsidiary company during periods when this entity's taxable income could not be offset by the Company's current period losses or net operating loss ("NOL") carryforwards.

  Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate to loss before income taxes primarily because the Company has not recognized the income tax benefit of certain of its net operating loss carryforwards and other deferred tax assets due to the uncertainty of realization.

  The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 2001 are as follows:

	December 31,
	2000	2001
	(in thousands)
Deferred income tax liabilities:
Interest expense	$—	$40,645

Net deferred income tax liabilities	—	40,645

Deferred income tax assets:
Deferred revenue	(65,000)	(60,109)
Net operating loss carryforwards	(510,877)	(625,110)
Property and equipment	(318,116)	(540,157)
Unrealized loss on investments	(34,904)	(35,994)
Accrued interest on high yield debt obligations	(194,435)	(192,264)
Accrued expenses	(11,745)	(9,584)
Allowance for doubtful accounts	(37,714)	(88,578)

Net deferred income tax assets	(1,172,791)	(1,551,796)
Less valuation allowance	1,172,791	1,511,151

Net deferred income tax liability	$—	$—

  As of December 31, 2001, the Company has federal NOL carryforwards of approximately $1.56 billion, which expire in varying amounts through December 31, 2021. Due to the provisions of Internal Revenue Code ("Code") sections 108, 382 and certain other Code and Treasury Regulations, it is anticipated the major portion of the NOLs will be reduced by cancellation of indebtedness and that a change in ownership will occur as a result of the Plan. If the Plan results in the issuance of new stock and or the cancellation of existing stock, the remaining amount of NOLs (if any) that can be utilized each year will be limited.

  The Company is also subject to certain state income tax laws, which may also limit the amount and utilization of NOLs at the state level.

  Considering the net reversals of future taxable and deductible amounts and that management is not presently able to determine when the Company will generate future taxable income, the Company has established a valuation allowance for all deferred tax assets. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero.

(14) Employee Benefit Plans

  The Company has established a salary reduction savings plan under Section 401(k) of the Code that the Company administers for participating employees. All full-time employees are covered under the plan after meeting minimum service and age requirements. Through the second quarter of 2000, the Company made matching contributions of ICG Common Stock up to a maximum of 6% of the employee's eligible earnings. Beginning in the third quarter of 2000, the Company matching was made in cash, up to 3% of the employee's eligible earnings. Aggregate matching contributions under the Company's employee benefit plans were approximately, $5.5 million, $6.1 million and $1.5 million during the years ended December 31, 1999, 2000 and 2001, respectively.

(15) Fair Value of Financial Instruments

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

  Redeemable preferred stock:

  The fair value of the preferred stock, which was issued in a private placement is not traded in the open market, is estimated to be zero due to the bankruptcy proceedings.

  The estimated fair values of the Company's financial instruments are as follows:

	December 31,
	2000		2001
	(in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents and short-term investments available- for-sale	$214,713	$214,713	$146,587	$146,587
Restricted cash	9,278	9,278	7,299	7,299
Long-term investments:
Practicable	—	—	—	—
Not practicable	1,650	—	100	—
Long-term debt:
Secured long-term debt	85,503	85,503	85,503	85,503
Senior discount notes	1,968,781	176,472	1,968,781	135
Mortgage loan payable	33,077	33,077	—	—
Redeemable preferred stock	1,366,660	—	1,326,745	—

(16) Summarized Financial Information for Non-Bankruptcy Filing Subsidiaries (Unaudited)

  As discussed in note 1, the majority of the Company's subsidiaries filed voluntary petitions for protection under Chapter 11. The following table summarizes financial information as of and for the year ended December 31, 2001 for the Company's non-bankruptcy and bankruptcy filing subsidiaries:

	Non-Bankrupt Companies	Bankrupt Companies	Eliminations	Consolidated
Current assets	$—	$203,070	$—	$203,070
Property and equipment, net	4	531,183	—	531,187
Other non-current assets, net	237	20,671	—	20,908

Total Assets	241	754,924	—	755,165

Current liabilities	193	91,596	2	91,791
Liabilities subject to compromise	—	2,729,590	—	2,729,590
Long-term debt	—	50,708	—	50,708
Other long-term liabilities	2,500	1,088	(2,500)	1,088
Due to Intercompany	10,814	(13,312)	2,498	—
Redeemable preferred stock	—	1,326,745	—	1,326,745
Stockholder's equity (deficit)	(13,266)	(3,431,491)	—	(3,444,757)

Total Liabilities and Stockholder's Equity (Deficit)	$241	$754,924	$—	$755,165

	Non Bankrupt Companies	Bankrupt Companies	Eliminations	Consolidated
Total revenue	$2,579	$499,996	$(2,579)	$499,996
Total operating costs and expenses	8,116	562,487	(2,579)	568,024

Operating income (loss)	$(5,537)	$(62,491)	$—	$(68,028)

Loss from continuing operations	$(8,107)	$(104,558)	$—	$(112,665)

Net loss	$(8,107)	$(104,558)	$—	$(112,665)

(17) Major Customer

  A significant amount of the Company's revenue is derived from long-term contracts with large customers, including one major customer (the "Customer"). For the year ended December 31, 2001, the Customer accounted for approximately 18%, or $89 million, of total revenue. Revenue from the Customer represented less than 10% of total revenue for the years ended December 31, 1999 and 2000.

  Prior to the bankruptcy filing, the Customer and the Company developed a number of important and mutually valuable business relationships, governed by a plethora of contracts (collectively the "Pre-Petition Agreements"). During the pendancy of the Chapter 11 cases, both the Company and the Customer asserted various breaches of, and claims under, the Pre-petition Agreements. Following lengthy negotiations, the parties agreed to enter into a settlement resolving all of the claims and issues between the parties (the "Settlement Agreement") in order to continue a cooperative, mutually beneficial relationship and to avoid potentially costly litigation. The Settlement Agreement was approved by the Bankruptcy Court in June 2001.

  Under the Settlement Agreement, the Company agreed to assume certain executory contracts, as amended to mutually benefit both parties. In addition, the Settlement Agreement resolved issues related to pre-petition setoffs. The Company received significant benefits from the Settlement Agreement including (i) eliminating all pre-petition unsecured claims; (ii) receiving $10 million in cash; and (iii) modifying its service contract with the Customer to eliminate the risk that current revenue levels could materially decrease.

  Pursuant to the terms of the Settlement Agreement, the Company settled a $54 million net receivable from the Customer for $10 million, and was relieved of $60 million in accruals and payables and $22 million in deferred revenue. The remaining $147 million of deferred revenue at December 31, 2001, related to an agreement to provide the Customer with exclusive service over designated portions of the Company's local fiber optic networks (see note 1 (b)) was not fully settled and remains reflected in liabilities subject to compromise. Based on the terms of the Settlement Agreement, the Company has recorded a gain of approximately $39 million, $37.5 million of which is reflected in reorganization items and $1.5 million in interest expense in the accompanying consolidated statement of operations (see note 4). The settlement agreement contemplates the transfer of certain assets with a net carrying value at December 31, 2001 of approximately $13 million and a remaining economic life of approximately 2 years. The transfer requires the approval by a major vendor whose approval is contingent upon acceptance of the plan of reorganization by the Bankruptcy Court. Further, the transfer requires approval by the secured lender. Management believes that the release of pre-existing liens on this equipment by the secured lender is remote. Therefore, the transfer of the assets has not been reflected in the financial statements as of December 31, 2001.

(18) New Accounting Standards

  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective starting in 2003. Adoption of this pronouncement as of December 31, 2001 would not have a material impact on future financial results.

  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of" and certain provisions of APB Opinion 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective starting in 2002. Adoption of this pronouncement as of December 31, 2001 would not have a material impact on future financial results.

Independent Auditors' Report

The Board of Directors and Stockholders
ICG Communications, Inc.:

        Under the date of March 31, 2002, we reported on the consolidated balance sheets of ICG Communications, Inc. and subsidiaries (the Company) (a debtor-in-possession as of November 14, 2000) as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 2001 as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement Schedule II: Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, based on our audits, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The consolidated financial statements and financial statement schedule have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses, has a significant net capital deficiency and, on November 14, 2000 the Company and most of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code. The consolidated financial statements and financial statement schedule do not include any adjustments to the recorded amounts or classification of assets or liabilities or reflect any amounts that may ultimately be paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization or the effect of any changes which may be made in connection with the Company's capitalization or operations resulting from a plan of reorganization. The Company filed the Second Amended Joint Plan of Reorganization and Disclosure Statement (the "Plan") with the Bankruptcy Court on March 26, 2002, which Plan will be amended. The Plan is subject to acceptance by the Company's impaired creditors and stockholders and approval by the bankruptcy court which acceptance and approval is not assured. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

        As explained in note 2 to the consolidated financial statements, during the year ended December 31, 2000, the Company changed its method of accounting for installation revenue.

                      /s/ KPMG LLP

Denver, Colorado
March 31, 2002

Schedule II

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
	(in thousands)
Allowance for uncollectible trade receivables:
Year ended December 31, 1999	$14,351	60,019	4,312	—	$78,682

Year ended December 31, 2000	$78,682	84,457	—	(68,854)	$94,285

Year ended December 31, 2001	$94,285	14,236	—	(64,307)	$44,214

Allowance for uncollectible note receivable:
Year ended December 31, 1999	$1,300	—	—	(1,300)	$—

Year ended December 31, 2000	$—	—	—		$—

Year ended December 31, 2001	$—	—	—	—	$—

See accompanying independent auditors' report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICG Communications, Inc.
By:	/s/ RANDALL E. CURRAN Randall E. Curran Chief Executive Officer
Date:	April 15, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ RANDALL E. CURRAN Randall E. Curran	Chief Executive Officer	April 15, 2002
/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr.	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	April 15, 2002
/s/ JOHN V. COLGAN John V. Colgan	Senior Vice President, Finance and Controller (Principal Accounting Officer)	April 15, 2002
/s/ WILLIAM J. LAGGETT William J. Laggett	Vice Chairman of the Board of Directors	April 15, 2002
/s/ JOHN U. MOORHEAD John U. Moorhead	Director	April 15, 2002
/s/ LEONTIS TERYAZOS Leontis Teryazos	Director	April 15, 2002
/s/ WALTER THREADGILL Walter Threadgill	Director	April 15, 2002