Form 10-Q
period 2002-06-30
ICG COMMUNICATIONS INC /DE/
filed 2002-08-14
CIK 1013240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

         [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        (Commission File Number 1-11965)

                            ICG COMMUNICATIONS, INC.
                 (Debtor-in-Possession as of November 14, 2000)
             (Exact names of registrant as specified in its charter)


               Delaware                                84-1342022
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

                            161 Inverness Drive West
                            Englewood, Colorado 80112
                    (Address of principal executive offices)

             Registrants' telephone numbers, including area codes:
                         (888)424-1144 or (303)414-5000


     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No____


     The number of outstanding common shares of ICG Communications, Inc. as of August 6, 2002 was 55,244,915.

                                TABLE OF CONTENTS




PART I ........................................................................3

      ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ....................3
               -------------------------------------------
               Consolidated Balance Sheets as of December 31, 2001 and June
                 30, 2002 (unaudited)..........................................3
               Consolidated Statements of Operations for the Three and Six
                 Months Ended June 30, 2001 and 2002 (unaudited)...............5
               Consolidated Statement of Stockholders' Deficit for the Six
                 Months Ended June 30, 2002 (unaudited)........................6
               Consolidated Statements of Cash Flows for the Three and Six
                 Months Ended June 30, 2001 and 2002 (unaudited)...............7
               Notes to Consolidated Financial Statements (unaudited)..........9
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               -----------------------------------------------------------
               AND RESULTS OF OPERATIONS .....................................17
               -------------------------
      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....33
               ----------------------------------------------------------

PART II ......................................................................34

      ITEM 1.  LEGAL PROCEEDINGS .............................................34
               -----------------
      ITEM 2.  CHANGES IN SECURITIES .........................................35
               ---------------------
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...............................35
               -------------------------------
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS .........35
               -----------------------------------------------------
      ITEM 5.  OTHER INFORMATION .............................................35
               -----------------
      ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K ...............................36
               -------------------------------
               Exhibits ......................................................36
               Reports on Form 8-K ...........................................37

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 December 31, 2001 and June 30, 2002 (Unaudited)

                                                       December 31,   June 30,
                                                           2001         2002
                                                       ------------  -----------
                                                            (in thousands)

Assets

Current assets:
  Cash and cash equivalents                            $   146,587   $  101,532
  Trade receivables, net of allowance of $44 million
    and $22 million at December 31, 2001 and
    June 30, 2002, respectively                             42,365       31,721
  Other receivables                                            559        6,043
  Prepaid expenses and deposits                             13,559       14,269
                                                       ------------  -----------

   Total current assets                                    203,070      153,565

Property and equipment, net (note 4)                       531,187      503,020

Restricted cash                                              7,299        7,261
Investments                                                    100          100
Deferred financing costs, net of accumulated
  amortization of  $2 million (note 3)                       3,050        2,689
Deposits and other assets                                   10,459       11,417
                                                       ------------  -----------

Total Assets (note 1)                                  $   755,165   $  678,052
                                                       ============  ===========
                                                                     (continued)

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
               Consolidated Balance Sheets (Unaudited), Continued

                                                       December 31,   June 30,
                                                           2001         2002
                                                       ------------  -----------
                                                            (in thousands)

Liabilities and Stockholders' Deficit

Current liabilities not subject to compromise:
  Accounts payable                                     $     8,871   $   11,096
  Accrued liabilities                                       73,853       50,995
  Deferred revenue                                           9,067        8,157
                                                       ------------ ------------
    Total current liabilities not subject to
      compromise                                            91,791       70,248

Liabilities subject to compromise (notes 1 and 3)        2,729,590    2,724,076

Long-term liabilities not subject to compromise:
  Capital lease obligations                                 50,708       51,001
  Other long-term liabilities                                1,088           59
                                                       ------------ ------------

Total liabilities                                        2,873,177    2,845,384

Preferred stock, at liquidation value:
  Redeemable preferred stock of subsidiary                 449,056      449,056
  Mandatorily redeemable preferred securities of
    ICG Funding                                             92,336       55,380
  8% Series A Convertible Preferred Stock                  785,353      785,353
                                                       ------------  -----------
Total preferred stock                                    1,326,745    1,289,789

Stockholders' deficit:
  Common stock, $0.01 par value, 100,000,000 shares
    authorized; 53,706,777 and 55,244,915 shares
    issued and outstanding at December 31, 2001 and
    June 30, 2002, respectively                                537          552
  Additional paid-in capital                               922,040      958,980
  Accumulated deficit                                   (4,367,334)  (4,416,653)
                                                       ------------  -----------
Total stockholders' deficit                             (3,444,757)  (3,457,121)

Commitments and contingencies (note 7)                 ------------  -----------

Total Liabilities and Stockholders' Deficit (note 1)   $   755,165   $  678,052
                                                       ============  ===========

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
            For the Three and Six Months Ended June 30, 2001 and 2002

                                       Three months ended     Six months ended
                                            June 30,              June 30,
                                      --------------------- --------------------
                                         2001       2002       2001       2002
                                      ---------- ---------- ---------- ---------
                                        (in thousands, except per share data)

Revenue                               $ 121,252  $ 102,780  $ 257,649  $214,951

Operating costs and expenses:

  Operating costs                        84,813     60,912    197,375   128,290
  Selling, general and administrative
    expenses                             26,470     23,960     57,166    51,562
  Depreciation and amortization          16,194     25,311     32,183    44,937
  Loss (gain) on disposal of assets       7,562       (108)     7,633      (114)
  Provision for impairment of
    long-lived assets                         -        643          -       643
                                      ---------- ---------- ---------- ---------
     Total operating costs and
       expenses                         135,039    110,718    294,357   225,318
                                      ---------- ---------- ---------- ---------

Operating loss                          (13,787)    (7,938)   (36,708)  (10,367)

Other income (expense):
  Interest expense (note 3)             (11,081)    (4,599)   (23,799)  (10,303)
  Reorganization expense, net (note 2)   (9,819)    (5,441)   (27,505)  (28,732)
  Other income (expense), net             1,366        (57)     1,334        83
                                      ---------- ---------- ---------- ---------
   Total other expense, net             (19,534)   (10,097)   (49,970)  (38,952)
                                      ---------- ---------- ---------- ---------

Net loss                              $ (33,321) $ (18,035) $ (86,678) $(49,319)
                                      ========== ========== ========== =========

Net loss per share - basic and
  diluted                             $   (0.64) $   (0.33) $   (1.66) $  (0.91)
                                      ========== ========== ========== =========

Weighted average number of shares
  outstanding - basic and diluted        52,118     54,856     52,093    54,285
                                      ========== ========== ========== =========

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
           Consolidated Statement of Stockholders' Deficit (Unaudited)
                     For the Six Months Ended June 30, 2002
                                 (In Thousands)

                               Common Stock    Additional                   Total
                            ------------------  Paid-in    Accumulated  Stockholders'
                             Shares   Amount    Capital      Deficit       Deficit
                            -------- --------- ---------- ------------- -------------

Balances at January 1, 2002  53,707  $    537  $ 922,040  $ (4,367,334) $ (3,444,757)

Shares issued upon
  conversion of mandatorily
  redeemable preferred
  securities of ICG Funding   1,538        15     36,940             -        36,955
Net loss                          -         -          -       (49,319)      (49,319)
                            -------- --------- ---------- ------------- -------------

Balances at June 30, 2002    55,245  $    552  $ 958,980  $ (4,416,653) $ (3,457,121)
                            ======== ========= ========== ============= =============


          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                 For the Six Months Ended June 30, 2001 and 2002

                                                       Six months ended June 30,
                                                       -------------------------
                                                           2001         2002
                                                       ------------  -----------
                                                            (in thousands)

Cash flows from operating activities:
  Net loss                                             $   (86,678)  $  (49,319)
  Adjustments to reconcile net loss to net cash
    provided by operating activities before
    reorganization items:
      Reorganization expense, net                           27,505       28,732
      Depreciation and amortization                         32,183       44,937
      Net loss (gain) on disposal of long-lived assets       7,633         (114)
      Provision for uncollectible accounts                   7,404        3,675
      Provision for impairment of long-lived assets              -          643
      Interest costs capitalized on assets under
        construction                                          (979)        (242)
      Interest expense deferred and included in
        capital lease obligations                                -        1,835
      Amortization of deferred financing costs
        included in interest expense                         4,236          357
      Realized gain on sale of available for sale
        securities                                          (1,542)           -
      Change in operating assets and liabilities,
        excluding the effects of dispositions and
        non-cash transactions:
          Receivables                                       18,888        1,602
          Prepaid expenses and deposits                     (2,837)      (1,400)
          Accounts payable and accrued liabilities             982      (24,378)
          Deferred revenue                                  (4,990)      (1,939)
                                                       ------------  -----------
  Net cash provided by operating activities before
    reorganization items                                     1,805        4,389
      Reorganization items:
        Reorganization expense, net                        (27,505)     (28,732)
        Net gain on disposal of long-lived assets                -         (195)
        Net gain on contract settlements                         -       (6,854)
        Increase in post-petition restructuring
          accruals                                           3,425        2,704
        Increase (decrease) in liabilities subject to
          compromise                                       (15,079)      12,822
                                                       ------------  -----------
                                                           (39,159)     (20,255)
                                                       ------------  -----------
Net cash used by operating activities                      (37,354)     (15,866)

Cash flows from investing activities:
  Acquisition of property and equipment                    (16,919)     (24,223)
  Change in prepaid expenses, accounts payable and
    accrued liabilities for acquisition of property
    and equipment                                              243          904
  Proceeds from disposition of property, equipment
    and other assets                                         1,218        3,181
  Purchase of short-term investments                             -      (10,684)
  Proceeds from sales of short-term investments              9,748       10,684
  Decrease (increase) in restricted cash                        (7)          38
  Increase in long-term deposits                            (2,926)      (1,119)
  Reorganization items:
    Decrease in restricted cash due to settlement of
      liabilities subject to compromise                      2,096            -
                                                        ------------------------
Net cash used by investing activities                       (6,547)     (21,219)
                                                                     (continued)

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows (Unaudited), Continued

                                                       Six months ended June 30,
                                                       -------------------------
                                                           2001         2002
                                                       ------------  -----------
                                                            (in thousands)

Cash flows from financing activities:
  Payments of deferred debt issuance costs             $    (2,000)  $        -
  Reorganization items:
    Principal payments on capital lease obligations
      subject to compromise                                (14,471)      (8,133)
    Settlement of preferred dividends                       (1,312)         163
                                                       ------------  -----------
Net cash used by financing activities                      (17,783)      (7,970)
                                                       ------------  -----------

Net decrease in cash and cash equivalents                  (61,684)     (45,055)

  Cash and cash equivalents, beginning of period           196,980      146,587
                                                       ------------  -----------
Cash and cash equivalents, end of period               $   135,296   $  101,532
                                                       ============  ===========

Supplemental disclosure of cash flows information:
  Cash paid for interest                               $    13,313   $    8,593
                                                       ============  ===========
  Cash paid for income taxes                           $         -   $        -
                                                       ============  ===========

Supplemental schedule of non-cash investing
  activities:
    Assets acquired under capital leases               $    50,355   $        -
                                                       ============  ===========

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

(1)  Business and Summary of Significant Accounting Policies

     (a)  Organization and Description of Business

          ICG Communications, Inc., a Delaware corporation, and its subsidiaries are collectively referred to as "ICG" or the "Company". Prior to November 14, 2000, the Company's common stock was traded on the NASDAQ National Market ("NASDAQ"). However, due to the bankruptcy filings described below, the NASDAQ halted trading of the Company's common stock on November 14, 2000 and delisted the stock on November 18, 2000.

          The Company provides voice, data and Internet communication services. Headquartered in Englewood, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure to offer:

          o Dial-Up Services, including primary rate interface and remote access services, on a wholesale basis to national and regional Internet service providers ("ISP"s).

          o Point-to-Point Broadband Service, providing traditional special access service to long-distance and long-haul carriers and medium to large sized corporate customers, as well as switched access and SS7 services.

          o Corporate Services, primarily retail voice and data services to businesses.

     (b)  Basis of Presentation

          The accompanying financial statements should be read in conjunction with ICG's Annual Report on Form 10-K for the year ended December 31, 2001, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The Company's interim financial statements are unaudited, but in the opinion of management, reflect all necessary adjustments. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          These consolidated financial statements have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses and other items not directly related to ongoing operations are reflected separately in the consolidated statement of operations as reorganization expense, net (see note 2). Pre-petition liabilities that are subject to compromise are reflected separately in the consolidated balance sheet (see note 3).

     (c)  Bankruptcy Proceedings

          On November 14, 2000 (the "Petition Date"), ICG and its operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States District Court for the District of Delaware (the "Bankruptcy Court") in order to facilitate the restructuring of the Company's debt, trade liabilities and other obligations. (ICG and its operating subsidiaries are collectively referred to as the "Debtors.") The Debtors are currently operating as debtors-in-possession under the supervision of the Bankruptcy Court.

          On December 19, 2001, the Debtors filed a proposed Plan of Reorganization and a Disclosure Statement in the Bankruptcy Court. The Debtors subsequently filed a First Amended Disclosure Statement on

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

          March 1, 2002 and a Second Amended Disclosure Statement on March 26, 2002, which was amended on April 3, 2002 (the Plan of Reorganization, the Disclosure Statement, the First Amended Disclosure Statement and the Second Amended Disclosure Statement are collectively referred to herein as the "Original Plan"). On April 3, 2002, the Company submitted the Original Plan to the Company's creditors for approval. On May 16, 2002, the Company's balloting agent filed an affidavit indicating that the Original Plan had been accepted by all classes of creditors entitled to vote. On May 21, 2002, the Bankruptcy Court entered an order ("the Original Confirmation Order") confirming the Original Plan.

          The Original Plan was formulated on the basis of extensive negotiations conducted among the Debtors and their primary constituencies. As part of the Original Plan, the Debtors received commitment letters for new financing totaling $65 million (the "Original Exit Financing"). The Original Exit Financing was to be funded predominantly by Cerberus Capital Management, L.P. ("CCM"). After the Original Confirmation Order was entered by the Bankruptcy Court, but before completion of the final Original Exit Financing documents, CCM requested the inclusion of certain provisions in the Original Exit Financing documents. CCM asserted that these additional provisions were both customary, as contemplated by the Original Plan and CCM's commitment letters, and necessary as a result of the Debtors' recent operating results and CCM's belief that a Material Adverse Change and a Financial Markets Disruption had occurred (as those terms are defined in the commitment letters for the Original Exit Financing). The Debtors disagreed with CCM's contentions and believed that the requested provisions were neither customary nor consistent with the commitment letters for the Original Exit Financing. Further, because the inclusion of these provisions would have resulted in a significant change to the economics described in the original disclosure statement, the Debtors believed that they would have been in contravention of the Original Plan. The Debtors also disputed CCM's contention that a Material Adverse Change or Financial Markets Disruption had occurred and believed that CCM was contractually obligated to close the Original Exit Financing transactions. Therefore, although the Bankruptcy Court confirmed the Original Plan, the closing of the Original Exit Financing transactions did not occur and the Original Plan did not become effective.

          After consulting with the Debtors' official committee of unsecured creditors (the "Creditors Committee") and the Debtors' senior secured lenders (the "Senior Secured Lenders"), the Debtors engaged in settlement discussions with CCM. As a result of those negotiations, on July 25, 2002 the Debtors entered into an agreement with CCM that is supported by both the Creditors Committee and the Senior Secured Lenders, which agreement is embodied in a proposed modification to the Original Plan (the Original Plan as modified is referred to herein as the "Modified Plan").

          Under the Modified Plan, the Debtors will receive new financing consisting of a $25 million senior subordinated term loan (the "Senior Subordinated Term Loan" or the "New Exit Financing"). Proceeds from the New Exit Financing will be used to pay down a portion of the Company's senior secured credit facility (the "Senior Facility"). Pursuant to the settlement with CCM, as of July 25, 2002, all principal documents necessary to consummate the Modified Plan were fully executed and the $25 million in proceeds from the New Exit Financing was funded by CCM into escrow.

          The Debtors determined that the changes to the Original Plan as reflected in the Modified Plan were of such a significant nature as to require a resolicitation of votes from certain classes of creditors. Thus, on July 26, 2002, the Debtors filed the proposed Modified Plan and a Supplement to the Disclosure Statement in the Bankruptcy Court. A hearing has been scheduled for August 23, 2002, at which time the Bankruptcy Court will make a determination as to the adequacy of the Supplement to the Disclosure Statement. If approved by the Bankruptcy Court, the Debtors will then submit the Modified Plan to a vote by certain classes of creditors.

          Accordingly, if the Debtors' creditors again vote in favor of the Modified Plan and it is confirmed by the Bankruptcy Court, upon certification by the Debtors that they are in compliance with certain covenants, representations and warranties, the escrowed proceeds from the New Exit Financing will be released for distribution on account of the Senior Secured Lenders in accordance with the terms of the Modified Plan, and the Effective Date for the Modified Plan can

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

          immediately occur. It is anticipated that the Effective Date and the Company's emergence from Chapter 11 bankruptcy protection will occur not later than the end of October 2002.

          On the Effective Date, the Company will apply Fresh Start reporting ("Fresh Start") in accordance with GAAP and the requirements of SOP 90-7. Under Fresh Start, the Company and its financial advisors will determine the reorganization value of the Company, which generally represents the going concern value. On the Effective Date, a new capital structure will be established and assets and liabilities, other than deferred taxes, will be stated at their relative fair values. Deferred taxes will be determined in conformity with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

          The Company, assisted by its financial advisors, Miller Buckfire Lewis & Co., LLC (the principals of which were formerly executives of Dresdner Kleinwort & Wasserstein, Inc.), has reevaluated the reorganization value of the Company in connection with the Modified Plan. The reorganization value of the Company on a going concern basis is now estimated to be between $250 million and $325 million. The Modified Plan as submitted reflects a reorganization value of $287.5 million, which would result in a valuation of the new common equity and outstanding warrants totaling $82.6 million. The range of reorganization values in the Modified Plan indicates that the value of property and equipment may need to be reduced by up to $270 million at the Effective Date pursuant to Fresh Start requirements. However, the Modified Plan assumptions may differ from the actual business conditions on the Effective Date. Therefore, the fair values assigned to assets and liabilities on the Effective Date may also be different. The valuation is based on numerous assumptions, including, among other things, the achievement of certain operating results, market values of publicly-traded securities of other similar companies, and general economic and industry conditions.

          No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings. Notwithstanding the foregoing, based on discussions with the Company's creditors, the Company anticipates that both the Bankruptcy Court and the requisite number of the Company's creditors will approve the Modified Plan. Because of the ongoing nature of the reorganization cases, the outcome of which is not determinable until finally approved by the creditors and the Bankruptcy Court, the consolidated financial statements contained herein are subject to material uncertainties.

          The ability of the Company to continue as a going concern is dependent upon, but not limited to, successfully emerging from Chapter 11 bankruptcy protection, access to adequate sources of capital, customer and employee retention, the ability to provide high quality services and the ability to sustain positive results of operations and cash flows sufficient to continue to fund operations.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

(2)  Reorganization Expense, Net

     In accordance with SOP 90-7 (see note 1), the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred during the three and six months ended June 30, 2001 and 2002, respectively:

                                       Three months ended     Six months ended
                                            June 30,              June 30,
                                      --------------------- --------------------
                                         2001       2002       2001      2002
                                      ---------- ---------- --------- ----------
                                                   (in thousands)

     Severance and employee
       retention costs                $   1,560  $   3,582  $ 11,819  $   3,894
     Legal and professional fees          6,239      3,249    12,690      6,957
     Switch site closure costs              929        630     3,182      1,336
     Contract termination expenses        2,407      1,754     2,719     23,308
     Net loss (gain) on disposal
       of long-lived assets                   -      2,759         -       (195)
     Net gain on contract
       settlements                            -     (6,854)        -     (6,854)
     Interest income                     (1,578)      (411)   (4,206)      (988)
     Other                                  262        732     1,301      1,274
                                      ---------- ---------- --------- ----------
                                      $   9,819  $   5,441  $ 27,505  $  28,732
                                      ========== ========== ========= ==========

     The Company is required to reconcile recorded pre-petition liabilities with claims filed by its creditors with the Bankruptcy Court. Differences resulting from that reconciliation process are recorded as adjustments to pre-petition liabilities with an offset for significant items not relating to ongoing operations included in reorganization expense, net. During the six months ended June 30, 2002, the Company recorded an increase in pre-petition liabilities of $23 million for contract termination expenses. Of this, $19 million is related to a pre-petition contract for system design and implementation. In the first quarter of 2002, in connection with its ongoing reconciliation of outstanding claims, the Company determined that this amount should be recognized as additional pre-petition liability.

(3)  Liabilities Subject to Compromise

     Pursuant to SOP 90-7 (see note 1), the Company has segregated and classified certain pre-petition obligations as liabilities subject to compromise. Liabilities subject to compromise have been recorded at the allowed claim amount. The following table sets forth the liabilities of the Company subject to compromise as of December 31, 2001 and June 30, 2002, respectively:

                                                       December 31,   June 30,
                                                           2001          2002
                                                       ------------ ------------
                                                            (in thousands)

     Unsecured long-term debt                          $ 1,968,781  $ 1,968,781
     Unsecured creditors                                   476,243      481,882
     Capital lease obligations, secured                    166,637      156,311
     Capital lease obligations, unsecured                   18,881       18,251
     Senior Facility                                        85,503       85,503
     Priority creditors                                     13,545       13,348
                                                       ------------ ------------
                                                       $ 2,729,590  $ 2,724,076
                                                       ============ ============

     Between December 31, 2001 and June 30, 2002, liabilities to unsecured creditors increased primarily due to the recognition of contract termination expenses. Capital lease obligations, secured, decreased as a result of the Company's negotiations with vendors to reduce the amount of equipment under lease, as well as principal payments on certain capital leases.

     As a result of the Company's bankruptcy proceedings, all pre-petition contractual debt payments are suspended and subject to revised payment terms during the bankruptcy process on a case-by-case basis. As of June 30, 2002, the Company is in default with respect to all of its pre-petition debt. All deferred financing costs have been written off, except the $3 million at June 30, 2002 that relates to the Senior Facility of $85 million.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

     In connection with its bankruptcy filing, the Company is no longer accruing or paying interest on the unsecured long-term debt and the rejected pre-petition capital lease obligations. Contractual interest not recorded amounted to $60 million and $63 million for the three months ended June 30, 2001 and 2002, respectively, and $120 million and $126 million for the six months ended June 30, 2001 and 2002, respectively.

     The Company continues to accrue and make interest payments on the Senior Facility, as approved by the Bankruptcy Court. The Bankruptcy Court has stayed the payment of principal due under the Senior Facility.

     The Modified Plan contemplates the conversion of the Debtors' existing unsecured debt into common equity in the post-bankruptcy, reorganized Company. The Modified Plan also contemplates the issuance of a new $25 million Senior Subordinated Term Loan (the proceeds of which would be utilized to pay down the Senior Facility to a balance of approximately $60 million) and the restructuring of the Senior Facility with new terms and new notes (the "Secured Notes").

(4)  Property and Equipment

     Property and equipment, including assets held under capital leases, is comprised of the following:

                                                       December 31,   June 30,
                                                           2001         2002
                                                       ------------  -----------
                                                            (in thousands)

     Land                                              $     1,214   $        -
     Buildings and improvements                             50,358       50,355
     Furniture, fixtures and office equipment               33,593       28,780
     Machinery and equipment                                14,548       13,914
     Fiber optic equipment                                 150,982      144,813
     Switch equipment                                      136,133      136,636
     Fiber optic network                                    90,137       98,580
     Site improvements                                      11,245        4,042
     Construction in progress                               95,415      124,781
     Assets held for sale                                    8,570        4,035
                                                       ------------  -----------
                                                           592,195      605,936
     Less accumulated depreciation                         (61,008)    (102,916)
                                                       ------------  -----------
                                                       $   531,187   $  503,020
                                                       ============  ===========

     Property and equipment includes $125 million of equipment that has not been placed in service and $4 million of equipment that is being held for sale at June 30, 2002, and, accordingly, is not being depreciated.

(5)  Major Customers

     A significant amount of the Company's revenue is derived from long-term contracts with certain large customers, including one major customer, Qwest Communications Corporation (together with its affiliated entities, "Qwest"). Revenue from Qwest accounted for 15% and 31% of total revenue in the three months ended June 30, 2001 and 2002. Revenue from Qwest accounted for 12% and 28% of total revenue in the six months ended June 30, 2001 and 2002, respectively. As of June 30, 2002, the Company had $1.6 million in net trade receivables from Qwest.

     Prior to the bankruptcy filing, the Company and Qwest developed a number of important and mutually valuable business relationships, governed by a number of contracts (collectively, the "Pre-petition Agreements"). During the pendency of the Chapter 11 cases, both the Company and Qwest asserted various breaches of, and claims under, the Pre-petition Agreements. Following lengthy negotiations, the parties agreed to enter into a settlement resolving all of the claims and issues between the parties (the "Qwest Settlement Agreement") in order to continue a cooperative, mutually beneficial relationship and to avoid potentially costly litigation. The Bankruptcy Court approved the Qwest Settlement Agreement in June 2001.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

     The Qwest Settlement Agreement contemplates the transfer of certain of the Company's assets with a net carrying value at June 30, 2002 of approximately $13 million and a remaining economic life of approximately two years. The transfer requires the approval by a major vendor whose approval is contingent upon acceptance of the Modified Plan by the Bankruptcy Court. Further, the transfer requires approval by the Senior Secured Lenders. Management believes that the release of pre-existing liens on this equipment by the Senior Secured Lenders is remote. Therefore, the transfer of the assets has not been reflected in the financial statements as of June 30, 2002.

     At June 30, 2002, the Company had $143 million of deferred revenue related to an agreement, which was not part of the Qwest Settlement Agreement, to provide exclusive service to Qwest over designated portions of the Company's local fiber optic networks (see note 7(a)).

     In the first quarter and first half of 2002, the companies that individually represented more than 5% of total revenue were Qwest, UUNet (a division of WorldCom, Inc.) and a large national ISP. MCI, another subsidiary of WorldCom, Inc., was also a significant customer, although it individually represented less than 5% of total revenue. On July 21, 2002 WorldCom, Inc. and substantially all of its active U.S. subsidiaries, including UUNet and MCI, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code (see note 7(b)). All WorldCom, Inc. subsidiaries combined represented 12% of total revenue in the three and six months ended June 30, 2002, up from 11% and 9% in the three and six months ended June 30, 2001, respectively.

(6)  Settlement with SBC Communications, Inc.

     In January 2002, SBC Communications, Inc., on behalf of various subsidiaries (collectively "SBC") filed a motion in the Company's bankruptcy case seeking permission to terminate the services it provides the Company pursuant to its interconnection agreements. SBC contended that the Company owed SBC in excess of $24 million related to past billing, and, as a result, should be entitled to terminate services and pursue an administrative claim for the alleged past due receivable. The Company filed a response to SBC's motions contending that it did not owe a significant portion of the alleged past due amount. Additionally, the Company's response provided that SBC owed the Company more than the Company owed SBC. On March 29, 2002, the Company and SBC entered into a settlement agreement regarding wholesale services. On April 30, the Bankruptcy Court issued an order approving the terms of the settlement. Under the terms of the settlement, the Company recorded a net $5 million of non-recurring reciprocal compensation revenue in the three months ended March 31, 2002. As no expenses were directly attributable to the revenue, none were recorded in the three months ended March 31, 2002.

     On May 10, 2002, the order became final and non-appealable. Only amounts allegedly owed for retail services have yet to be resolved. The Company believes that the ultimate resolution of the remaining items relating to retail services will be immaterial to the Company's operating results.

     As of the date of this report, the Company has not received the full amount of the settlement contemplated in the settlement agreement, but anticipates that it will be received in the near future.

(7)  Commitments and Contingencies

     As a  result  of the  Company's  bankruptcy  filing,  all  commitments  and
     contingencies   could  be  substantially   modified  during  the  Company's
     reorganization process.

     (a)  Network Capacity and Construction

          At June 30, 2002, the Company had $143 million of deferred revenue, which is included in liabilities subject to compromise, related to an agreement with Qwest to provide exclusive service over designated portions of the Company's local fiber optic networks. Qwest has not yet fully ordered from the Company, and the Company has not yet delivered, certain equipment and services required by this agreement. The Company recognized $4 million and $5 million of revenue in the six months ended June 30, 2001 and 2002, respectively, relating to certain equipment and services which Qwest has ordered and the Company has delivered under this agreement. The Company anticipates that the deferred revenue balance will be revalued in connection with Fresh Start based on the expected value of providing future services. The Modified Plan as submitted reflects a deferred revenue balance of $49

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

          million   related  to  this  agreement  in  the  projected   pro-forma
          reorganized balance sheet. The actual value of the deferred revenue after application of Fresh Start may differ.

     (b)  Impact of WorldCom, Inc. Bankruptcy

          On July 21, 2002, WorldCom, Inc. and substantially all of its active U.S. subsidiaries (collectively referred to as "WorldCom") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. As of June 30, 2002, ICG had $2.6 million on deposit with WorldCom, pursuant to an order issued in ICG's bankruptcy proceedings, whereby ICG was required to post a deposit to provide WorldCom with adequate assurance of future payment for services rendered by WorldCom to the Company. On July 16, 2002, WorldCom applied $1 million of this deposit to outstanding balances owed by ICG to WorldCom. The Company believes that the remaining $1.6 million of the deposit has been or should be held by WorldCom in trust for the Company's benefit. As such, at this time the Company is not reserving for the deposit. Further, as of June 30, 2002, the Company had $0.7 million in trade receivables from WorldCom, all of which has been reserved for in the allowance for doubtful accounts.

          Between June 30, 2002 and July 21, 2002, ICG provided $2.4 million of services to WorldCom. Due to WorldCom's bankruptcy filing, the collectibility of this amount is in question; therefore, it will not be recorded as revenue in the third quarter of 2002. In the event WorldCom elects to affirm one or more of its contracts with the Company through its bankruptcy proceedings, and thus is required to cure pre-petition defaults as provided by the Bankruptcy Code, the Company will record the revenue accordingly.

          All WorldCom subsidiaries combined, including UUNet and MCI, represented 12% of total revenue in the three and six months ended June 30, 2002, up from 11% and 9% in the three and six months ended June 30, 2001, respectively.

     (c)  Other Commitments and Contingencies

          The bankruptcy filing and the severe downturn in the telecommunications industry have had a significant negative effect on the Company's basic operations and its dealings with all third parties including its customers, vendors and employees. Significant amounts of both pre-petition and post-petition billings to customers and costs billed to the Company by vendors are in dispute. Some of these disputes may result in litigation. As a result, significant judgment is needed in determining the proper presentation and valuation of revenues and costs in the financial statements. The Company expects that negotiations with major customers and vendors to settle disputed amounts could involve a lengthy process. The Company cannot predict the possible outcome of such negotiations. Accordingly, the consolidated financial statements do not include all the adjustments that may ultimately be required to settle such contingencies or any other contingencies, which may be required pursuant to the Company's Chapter 11 proceedings.

          Under the Bankruptcy Code, the Company may elect to assume or reject pre-petition real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Conversely, the Company will be required to cure all pre-petition defaults with respect to contracts that are affirmed by the Company. The Company cannot presently determine with certainty the ultimate aggregate liability that will result from the filing and settlement of claims relating to such pre-petition contracts, which may be affirmed or rejected.

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

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

(8)  New Accounting Standard

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as was required under Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section and other parts of this Report contain "forward-looking statements" intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements include words such as "intends," "anticipates," "expects," "estimates," "plans," "believes" and other similar words. Additionally, statements that describe the Company's future plans, objectives or goals also are forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results include, but are not limited to, the following:

     o The material uncertainty of the Company's ability to continue as a going concern due to the filing for protection under bankruptcy law;

     o    The approval and confirmation of a plan of reorganization;

     o The significant amount of indebtedness incurred by the Company and the Company's ability to successfully restructure this indebtedness within the bankruptcy proceeding;

     o The existence of historical operating losses and the possibility of continued operating losses;

     o The Company's ability to achieve and sustain a level of operating profitability sufficient to fund its business;

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

     o Changes in, or the Company's inability to comply with, existing government regulations; and,

     o General economic conditions and the related impact on demand for the Company's services.

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

     The results of operations for the three and six months ended June 30, 2001 and 2002 represent the consolidated operating results of the Company. (See the unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2002 included elsewhere herein.) The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31. All dollar amounts are in U.S. dollars.

COMPANY OVERVIEW

     ICG is a facilities-based, nationwide communications provider focused on providing data and voice services to Internet service providers ("ISP"s), telecommunication carriers and corporate customers. ICG is a competitive local exchange carrier ("CLEC") certified in most of the United States, having interconnection agreements with every major local exchange carrier. ICG's facilities support three product offerings: (i) Dial-Up Services, providing wholesale managed modem connection to ISPs and other carriers; (ii) Point-to-Point Broadband, or special access service, providing dedicated broadband connections to other carriers, as well as SS7 and switched access services; and (iii) Corporate Services, providing voice and data services to corporate customers with an emphasis on Dedicated Internet Access ("DIA") services.

o Dial-Up Services: The Company provides primary rate interface ("PRI") ports (one and two way) and managed modem services ("IRAS") to many of the largest national ISPs and other telecommunications carriers, as well as to numerous regional ISPs and other communication service companies. Most of these services are on-switch through the Company's owned facilities. Before the related reciprocal compensation, revenue from these services accounted for 44% of the Company's total second quarter 2002 revenue. Associated reciprocal compensation revenue accounted for 13% of the Company's revenue.

o Point-to-Point Broadband Service: The Company provides dedicated bandwidth to connect (i) long-haul carriers to local markets, large corporations and other long-haul carrier facilities and (ii) large corporations to their long-distance carrier sites and other corporate locations. Special access sales are focused in areas where ICG maintains local fiber and buildings on-net or in close proximity. Point-to-Point Broadband service also includes switched access and SS7 services. Point-to-Point Broadband service accounted for 26% of the Company's total second quarter 2002 revenue.

o Corporate Services: The Company offers Internet access, data and voice service to corporate customers. ICG is well positioned to expand this service with its metropolitan asset base, data network infrastructure, and Internet experience. Corporate Services accounted for 17% of total second quarter 2002 revenue.

     To provide its service  offerings,  ICG  combines  its 5,542 route miles of metropolitan and regional fiber network infrastructure, nationwide data backbone, data points of presence, 26 asynchronous transfer mode switches, numerous private and public Internet peering arrangements and 46 voice and data switches. The Company's data network is supported by a nationwide fiber optic backbone currently operating at OC-12 capacity. The design of the physical network permits the Company to offer flexible, high-speed telecommunications services to its customers.

     The metropolitan and regional network infrastructure consists of fiber optic cables and associated advanced electronics and transmission equipment. The Company's network is generally configured in redundant synchronous optical network rings to make the network accessible to the largest concentration of telecommunications intensive business customers within a given market. This network architecture also offers the advantage of uninterrupted service in the event of a fiber cut or equipment failure, thereby resulting in limited outages and increased network reliability in a cost efficient manner.

REORGANIZATION AND EMERGENCE FROM BANKRUPTCY

     During the second half of 2000, a series of financial and operational events negatively impacted ICG and its subsidiaries. These events reduced the Company's expected revenue and cash flow generation for the remainder of 2000 and 2001, which in turn jeopardized the Company's ability to comply with its existing senior secured credit facility (the "Senior Facility"). As a result of these and other events, on November 14, 2000 (the "Petition Date"), ICG and its operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States District Court for the District of Delaware (the "Bankruptcy Court") in order to facilitate the restructuring of the Company's debt, trade liabilities and other obligations. (ICG and its operating subsidiaries are collectively referred to as the "Debtors.") The Debtors are currently operating as debtors-in-possession under the supervision of the Bankruptcy Court.

     Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders will be substantially altered. As a result of these bankruptcy proceedings, virtually all liabilities, litigation and claims against the Company that were in existence as of the Petition Date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court. Because of the bankruptcy filings, all of the Company's liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise. At this time, it is not possible to predict with certainty the outcome of the Chapter 11 cases in general, the effects of such cases on the Company's business, or the effects on the interests of creditors.

     On December 19, 2001, the Debtors filed a proposed Plan of Reorganization and a Disclosure Statement in the Bankruptcy Court. The Debtors subsequently filed a First Amended Disclosure Statement on March 1, 2002 and a Second Amended Disclosure Statement on March 26, 2002, which was amended on April 3, 2002 (the Plan of Reorganization, the Disclosure Statement, the First Amended Disclosure Statement and the Second Amended Disclosure Statement are collectively referred to herein as the "Original Plan"). On April 3, 2002, the Company submitted the Original Plan to the Company's creditors for approval. On May 16, 2002, the Company's balloting agent filed an affidavit indicating that the Original Plan had been accepted by all classes of creditors entitled to vote. On May 21, 2002, the Bankruptcy Court entered an order ("the Original Confirmation Order") confirming the Original Plan.

     The Original Plan was formulated on the basis of extensive negotiations conducted among the Debtors and their primary constituencies. As part of the Original Plan, the Debtors received commitment letters for new financing totaling $65 million (the "Original Exit Financing"). The Original Exit Financing was to be funded predominantly by Cerberus Capital Management, L.P. ("CCM"). After the Original Confirmation Order was entered by the Bankruptcy Court, but before completion of the final Original Exit Financing documents, CCM requested the inclusion of certain provisions in the Original Exit Financing documents. CCM asserted that these additional provisions were both customary, as contemplated by the Original Plan and CCM's commitment letters, and necessary as a result of the Debtors' recent operating results and CCM's belief that a Material Adverse Change and a Financial Markets Disruption had occurred (as those terms are defined in the commitment letters for the Original Exit Financing). The Debtors disagreed with CCM's contentions and believed that the requested provisions were neither customary nor consistent with the commitment letters for the Original Exit Financing. Further, because the inclusion of these provisions would have resulted in a significant change to the economics described in the original disclosure statement, the Debtors believed that they would have been in contravention of the Original Plan. The Debtors also disputed CCM's contention that a Material Adverse Change or Financial Markets Disruption had occurred and believed that CCM was contractually obligated to close the Original Exit Financing transactions. Therefore, although the Bankruptcy Court confirmed the Original Plan, the closing of the Original Exit Financing transactions did not occur and the Original Plan did not become effective.

     After consulting with the Debtors' official committee of unsecured creditors (the "Creditors Committee") and the Debtors' senior secured lenders (the "Senior Secured Lenders"), the Debtors engaged in settlement discussions with CCM. As a result of those negotiations, on July 25, 2002 the Debtors entered into an agreement with CCM that is supported by both the Creditors Committee and the Senior Secured Lenders, which agreement is embodied in a proposed modification to the Original Plan (the Original Plan as modified is referred to herein as the "Modified Plan").

     Under the Modified Plan, the Debtors will receive new financing consisting of a $25 million senior subordinated term loan (the "Senior Subordinated Term Loan" or the "New Exit Financing"). Proceeds from the New Exit Financing will be used to pay down a portion of the Senior Facility. Pursuant to the settlement with CCM, as of July 25, 2002, all principal documents necessary to consummate the Modified Plan were fully executed and the $25 million in proceeds from the New Exit Financing was funded by CCM into escrow.

     The Debtors determined that the changes to the Original Plan as reflected in the Modified Plan were of such a significant nature as to require a resolicitation of votes from certain classes of creditors. Thus, on July 26, 2002, the Debtors filed the proposed Modified Plan and a Supplement to the Disclosure Statement in the Bankruptcy Court. A hearing has been scheduled for August 23, 2002 at which time the Bankruptcy Court will make a determination as to the adequacy of the Supplement to the Disclosure Statement. If approved by the Bankruptcy Court, the Debtors will then submit the Modified Plan to a vote by certain classes of creditors.

     Accordingly, if the Debtors' creditors again vote in favor of the Modified Plan and it is confirmed by the Bankruptcy Court, upon certification by the Debtors that they are in compliance with certain covenants, representations and warranties, the escrowed proceeds from the New Exit Financing will be released for distribution on account of the Senior Secured Lenders in accordance with the terms of the Modified Plan, and the Effective Date for the Modified Plan can immediately occur. It is anticipated that the Effective Date and the Company's emergence from Chapter 11 bankruptcy protection will occur not later than the end of October 2002.

     On July 23, 2002, the Company and the Senior Secured Lenders agreed to a stipulated order to be issued by the Bankruptcy Court that authorizes the Company to continue using the Senior Secured Lenders' cash collateral in accordance with a proposed budget. Under the terms of the stipulation, the
Company has agreed to maintain a total, consolidated cash balance of approximately $90 million. The stipulation also provides that ICG Holdings, Inc. and its subsidiaries may use the cash collateral in an amount not to exceed $10 million at any one time. The remaining balance of cash collateral is to remain in an account established by ICG Services, Inc. This stipulated order will remain in place until the earlier of October 31, 2002 or the Effective Date.

     Under the New Exit Financing, the Company will be subject to a number of customary affirmative, negative and financial covenants. Among other restrictions, these covenants limit the Company's ability to incur additional debt and liens, prohibit investments by the Company and restrict mergers and sales of the Company's assets. The Company must also comply with several financial covenants that restrict the Company's capital spending and require the Company to maintain certain minimum EBITDA and cash levels.

     The Company's management, assisted by its financial advisors, Miller Buckfire Lewis & Co., LLC (the principals of which were formerly executives of Dresdner Kleinwort & Wasserstein, Inc.), has reevaluated the reorganization value of the Company in connection with the Modified Plan. The reorganization value of the Company on a going concern basis was estimated to be between $250 million and $325 million. The Modified Plan as submitted reflects a reorganization value of $287.5 million, which would result in a valuation of the new common equity and outstanding warrants totaling $82.6 million. However, the Modified Plan assumptions may differ from the actual business conditions on the Effective Date. Therefore, the fair values assigned to assets and liabilities on the Effective Date may also be different. The valuation is based on numerous assumptions, including, among other things, the achievement of certain operating results, market values of publicly-traded securities of other similar companies, and general economic and industry conditions.

     No  assurance  can  be  given  that  the  Company  will  be  successful  in reorganizing its affairs within the Chapter 11 bankruptcy proceedings. Notwithstanding the foregoing, based on discussions with the Company's creditors, the Company anticipates that both the Bankruptcy Court and the requisite number of the Company's creditors will approve the Modified Plan.

     The ability of the Company to continue as a going concern is dependent upon, but not limited to, successfully emerging from Chapter 11 bankruptcy protection, access to adequate sources of capital, customer and employee retention, the ability to provide high quality services and the ability to sustain positive results of operations and cash flows sufficient to continue to fund operations.

CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

     The Company records inter-carrier compensation in accordance with regulatory authority approval and pursuant to interconnection agreements with incumbent local exchange carriers ("ILEC"s) and inter-exchange carriers ("IXC"s). The Company recognizes inter-carrier revenue as it is earned, except in those cases where the revenue is under dispute and collection is uncertain. The Company pays reciprocal compensation expense to other local exchange carriers ("LEC"s) for local exchange traffic it terminates on the LECs' facilities and such costs are recognized as incurred.

     Revenue attributable to leases of metropolitan fiber and other infrastructure pursuant to indefeasible rights-of-use agreements ("IRU"s) that qualify for sales-type lease accounting, and were entered into prior to June 30, 1999, were recognized at the time of delivery and acceptance of the fiber by the customer. Certain sale and long-term IRU agreements of fiber and capacity entered into after June 30, 1999 are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment which results in the deferral of revenue recognition over the term of the agreement (currently up to 20 years).

     The Company establishes valuation allowances for: i) customer billings if realization of the billing is not assured; ii) billing and service adjustments; and iii) uncollectible accounts receivable. Valuation allowances for billings in dispute or at risk of realization and for billing and service credits are established through a charge to revenue, while valuation allowances for uncollectible accounts receivable are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of these reserves periodically, evaluating general factors; such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific valuation allowances based on the amount the Company expects to collect from these customers, as considered necessary. If circumstances relating to specific customers change or economic conditions improve or worsen such that past collection experience and assessment of the economic environment are no longer relevant, the estimate of the recoverability of the Company's trade receivables may change.

     Operating Costs and Accrued Liabilities

     The Company leases certain network facilities, primarily circuits, from LECs and CLECs to augment its owned infrastructure. The Company issued a significant number of disconnect orders to LECs and CLECs for leased circuits throughout 2001 as a result of the curtailment of the Company's expansions plans, as well as the rationalization of its network. In addition, many of these facilities-providers changed the Company's billing account numbers in an attempt to segregate the Company's pre- and post-Chapter 11 petition billing activity. Disconnected services are frequently not reflected on a timely basis on the Company's invoices, resulting in inaccurate invoices and disputes. In addition, the assignment of new billing account numbers frequently resulted in incorrect balances being carried forward on invoices. As a result of these and other types of billing disputes, the Company is in negotiations with certain providers. In determining the amount of line cost expenses and related accrued liabilities to reflect in its financial statements, the Company considers the adequacy of documentation of disconnect notices and disputes, as well as compliance with prevailing contractual requirements for submitting such disconnect notices and disputes to the provider of the facilities. Significant judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation.

     Long-Lived Assets

     The Company provides for the impairment of long-lived assets, including goodwill, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such events include, but are not limited to, a significant decrease in the market value of an asset, a significant adverse change in the business climate that could affect the value of an asset or a current period operating or cash flow loss combined with a history of operating or cash flow losses. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the estimated fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows, appraisals or other pricing models as appropriate.

     The Company recognized impairments of long-lived assets of approximately $1.7 billion and $28 million during the years ended December 31, 2000 and 2001, respectively. The Company recorded an impairment of long-lived assets of $0.6 million in the six months ended June 30, 2002. The Company performed an analysis pursuant to the requirements of SFAS No. 144 as of June 30, 2002 to determine if a further impairment of its long-lived assets was required. The analysis compared the Company's estimate of future undiscounted cash flows that will be generated by the existing long-lived assets to their net book value of $503 million. The basis for the estimate of future cash flows was the financial projections included in the Modified Plan. The analysis indicated that no impairment was required. The Company expects to recognize a write-down in the value of long-lived assets of up to $270 million under Fresh Start reporting (defined below) upon emergence from bankruptcy.

     Financial Reporting by Entities in Reorganization under the Bankruptcy Code

     These consolidated financial statements have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the consolidated financial statements for periods including and subsequent to filing the Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses and other items not directly related to ongoing operations are reflected separately in the consolidated statement of operations as reorganization expense, net. Reorganization expense, net was $10 million and $5 million during the three months ended June 30, 2001 and 2002, respectively. Reorganization expense, net was $28 million and $29 million during the six months ended June 30, 2001 and 2002, respectively.

     On the Effective Date, the Company will apply Fresh Start reporting ("Fresh Start") in accordance with GAAP and the requirements of SOP 90-7. Under Fresh Start, the Company and its financial advisors will determine the reorganization value of the Company, which generally represents the going concern value. On the Effective Date, a new capital structure will be established and assets and liabilities, other than deferred taxes, will be stated at their relative fair values. Deferred taxes will be determined in conformity with SFAS No. 109, "Accounting for Income Taxes."

     As of the Effective Date, it is anticipated that approximately $2.5 billion of unsecured creditor and debt liabilities will be discharged in exchange for new common stock and warrants to purchase additional common stock with an estimated value of approximately $83 million. In addition, the existing outstanding preferred and common stock, including warrants and options, will be extinguished.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

     Reorganized Capital Structure

     Under the terms of the Modified Plan, the Senior Facility will be restructured and new notes (the "Secured Notes") will be issued to the Senior Secured Lenders. In addition, the Modified Plan contemplates the issuance of a $25 million Senior Subordinated Term Loan. Proceeds from the issuance of the Senior Subordinated Term Loan will be utilized to pay down the Secured Notes, concurrent with the Effective Date. Accordingly, the remaining balance due on the Secured Notes on a projected, pro forma, reorganized basis is approximately $60 million.

     The New Exit Financing is contingent upon the Company consummating the Modified Plan, which will include obtaining the necessary approvals from the Bankruptcy Court and the Company's creditors. The Modified Plan contains the endorsement of the Company's Creditors Committee and their recommendation that the creditors vote to accept the Modified Plan; however, there is no assurance that the Bankruptcy Court and the Company's creditors will approve the proposed Plan. Notwithstanding the foregoing, based on discussions with the Company's creditors, the Company anticipates that both the Bankruptcy Court and the requisite number of the Company's creditors will approve the Modified Plan.

     The following table compares the capital structure of the Company as of June 30, 2002, as reported in the Company's interim unaudited financial statements, with the projected pro forma reorganized capital structure of the reorganized ICG upon confirmation of the Modified Plan. Amounts presented below as the Projected Pro Forma elements of the reorganized ICG's capital structure are taken from the Modified Plan that assumes an Effective Date of October 31, 2002.

                           Condensed Capital Structure

                                                                    Projected
                                                                    Pro Forma
                                                   Actual          Reorganized
                                                June 30, 2002   October 31, 2002
                                               ---------------  ----------------
                                                         (in thousands)
Debt:
  Capital lease obligations                    $      225,563   $        95,013
  Senior Facility                                      84,574                 -
  Secured Notes                                             -            59,574
  Senior Subordinated Term Loan, net of $5
    million of debt discount                                -            19,711
  Other secured debt                                      929            15,900
  Unsecured debt                                    1,968,781            14,696
                                               ---------------  ----------------
Total debt                                          2,279,847           204,894

Preferred stock                                     1,289,789                 -

Stockholders' equity (deficit)                     (3,457,121)           82,589
                                               ---------------  ----------------
Total debt and stockholders' equity            $      112,515   $       287,483
                                               ===============  ================

     Capital lease obligations at the Effective Date will primarily include long-term leases for certain fiber facilities and the corporate headquarters building. The effective interest rate is assumed to average 14.8% per annum for fiber leases and 11.7% per annum for the building.

     The Secured Notes will be secured by substantially all assets of the Company and are projected to have a principal balance of approximately $60 million outstanding as of the Effective Date. Interest will accrue as a premium over LIBOR or the bank's prime rate and is assumed at 11% per annum until loan maturity, payable quarterly in arrears. The principal balance of the Secured Notes is projected to begin amortizing in 2003 and will mature in 2005.

     The $25 million Senior Subordinated Term Loan will be arranged by CCM. The Senior Subordinated Term Loan will be subordinated to the Secured Notes and will be secured by liens on substantially all assets of the Company. The loan will accrue interest at 14% per annum, will be payable monthly in arrears, and will mature four years from the Effective Date. In addition, two separate issuances of warrants to purchase a total of 673,684 New Common shares of the reorganized ICG will be issued in connection with the Senior Subordinated Term Loan. Warrants to purchase 200,000 New Common shares will have an exercise price equal to the reorganization value per share. Warrants to purchase 473,684 New Common shares will have an exercise price of $0.01. Both warrant issues will expire, if unexercised, on the fifth anniversary of the Effective Date. The warrants have an estimated fair market value of $5 million, which has been established as a debt discount with a corresponding increase to additional paid-in capital of stockholders' equity in the accompanying table.

     The Secured Notes and the Senior Subordinated Term Loan will require the Company to meet certain financial covenants. The financial covenants will include minimum EBITDA requirements and capital expenditure limitations. The covenants will also require that the Company maintain a minimum cash balance calculated as a ratio to the outstanding balance of the Secured Notes. Certain of these financial covenants have been established based on the Company's projected financial results set forth in the Modified Plan. The Modified Plan, however, is based on the good faith assumptions and projections of management, which are inherently uncertain. Actual results could differ materially from the Modified Plan, which in turn could negatively impact the Company's compliance with the financial covenants.

     Based on the Company's current EBITDA projections, and assuming the Company does not raise additional funds, or cut its projected capital spending, the Company would need to request a modification or waiver with respect to the minimum cash coverage ratio covenant by the first quarter of 2004. Management anticipates that the Company's business plan provides sufficient flexibility to reduce spending as appropriate to remain in compliance with this covenant. New sources of capital may also be available beyond that which is currently projected by management. There is no assurance, however, that these objectives can be realized, or that the Company will be able to secure additional capital or alternative financing. In such event, the Senior Secured Lenders could declare a default and take certain actions that would require the Company to accelerate repayment.

     Other secured and unsecured debt as of the Effective Date consists primarily of notes issued to vendors, taxing authorities and professional services providers, and are projected to have a principal balance totaling $31 million. Associated interest expense is projected at 7% to 10% per annum, payable monthly.

     Other Sources of Funding

     The Company had cash and cash equivalents of $102 million at June 30, 2002. The Company is projected to have $70 million in cash on the Effective Date to fund capital expenditures, debt principal and interest obligations, and working capital requirements. The Company anticipates that it will need $12 million and $57 million of new debt financing in 2004 and 2005, respectively, to meet funding requirements and to refinance the bank debt due in 2005.

     The Company expects that the demand for telecommunication services will grow and, notwithstanding the current downturn in the general economy and specifically the telecommunications industry, that it will be able to increase its relatively small share of the markets it serves. The Company also believes that as the Company's revenues grow, cash provided by operating activities will increase. The Company anticipates that it will be able to refinance all or a portion of the amounts due at the term of the respective debt facilities, although such refinancing is contingent upon market conditions and the Company's results of operations and is therefore not assured.

Capital Commitments

     Contractual Cash Commitments

     The following table summarizes the Company's contractual cash commitments. The table assumes the Bankruptcy Court and the creditors will confirm the Modified Plan and that the final provisions of the Exit Financing will exhibit terms and conditions substantially in agreement with the executed commitments discussed above.

                            Four      Two        Six
                           Months    Months     Months          Years ended December 31,
                           Ended      Ended      Ended  -------------------------------------
                           Oct.31,   Dec. 31,   Dec.31,                             2006 and
                            2002      2002       2002     2003     2004     2005   thereafter
                          -------------------------------------------------------------------

Principal payments on
  debt and capital
  lease obligations(1):
  Capital lease
    obligations           $  1,768  $     107 $   1,875 $  9,105  $ 9,251 $  9,353 $  98,424
  Senior Facility (2)       25,000          -    25,000        -        -        -         -
  Secured Notes                  -          -         -    2,979    7,447   49,148         -
  Senior Subordinated
    Term Loan                    -          -         -        -        -        -    25,000
  Other secured debt             -        925       925    5,821    5,864    3,290         -
  Unsecured debt                 -        576       576    2,665    2,894    2,902     5,659
                          -------------------------------------------------------------------
                            26,768      1,608    28,376   20,570   25,456   64,693   129,083
Other obligations
  Interest payments          7,845      1,752     9,597   19,376   20,896   24,534    97,999
  Restructuring fees (3)     9,887          -     9,887        -        -        -         -
  Operating leases,
    rents and other
    contracts                7,202      3,379    10,581   18,438   15,809   14,013    12,947
                          -------------------------------------------------------------------
                            24,934      5,131    30,065   37,814   36,705   38,547   110,946
                          -------------------------------------------------------------------
  Total Contractual
    Cash Obligations      $ 51,702  $   6,739 $  58,441 $ 58,384 $ 62,161 $103,240 $ 240,029
                          ===================================================================

---------------------

(1)  Excludes the interest component - included in "Interest payments".

(2)  Will be paid using proceeds form the Senior Subordinated Term Loan.

(3) Includes the estimated settlement of Administrative (Professional fees), Convenience and Priority Claims and cash disbursed with the affirmation of certain executory contracts (as these terms are defined in the Modified
     Plan).

     Capital Expenditures

     Capital expenditures in the Modified Plan are projected to be approximately $73 million in 2002 and $351 million through 2005. Capital expenditures, exclusive of amounts required to maintain the current network functionality, will be driven by customer demand for the Company's services. If customer demand for new services does not meet the expectation of the Modified Plan, capital expenditures will be proportionally reduced. The Company also has available capacity on its data backbone, intracity fiber and in its modem banks. It is the Company's objective to use this capacity to generate future revenue streams.

Assessment of Risks and Uncertainty

     Availability of Financing

     The Company anticipates that it will need $12 million and $57 million of new debt financing in 2004 and 2005, respectively, to meet funding requirements and to refinance the Secured Notes due in 2005. There can be no assurance, however, that refinancing will be available on acceptable terms, or at all. Further, there is no assurance that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements, or that the Company will achieve or sustain profitability or positive EBITDA in the future, which will allow it to maintain cash reserves or attract capital with which to refinance the Secured Notes.

     As stated above, under the Modified Plan, the proceeds from the New Exit Financing will be released from escrow on the Effective Date if the Debtors' creditors again vote in favor of the Modified Plan, it is confirmed by the Bankruptcy Court, and the Company certifies that it is in compliance with certain covenants, representations and warranties. In the event the Company does not obtain such financing, the Company's ability to execute its business plan and meet future commitments may be materially adversely impacted.

     Business Environment

     The general economic downturn and the severe downturn in the telecommunications industry have resulted in increased exposure to several risks, including customer credit risk, increased customer disconnections, pricing pressure created by an oversupply of backbone and other services, and possible financial difficulties that may be experienced by the Company's suppliers.

     The slowing economy has caused customers to go out of business, file for bankruptcy protection and look for opportunities to cut costs. As a result, the Company has experienced an acceleration of customers disconnecting services, which has resulted in downward pressure on revenue. In addition, customers are taking longer to make buying decisions, lengthening the sales cycle. During the second quarter of 2002, $2 million of recurring revenue was eliminated due to customer disconnections.

     Management believes that such downward pressure on revenue will continue to negatively impact financial performance for the remainder of 2002. Approximately 16% of the Company's June, 2002 recurring revenue was earned from customers who had filed for Chapter 11 bankruptcy protection by July 31, 2002, including WorldCom, Inc. and its subsidiaries. The Company cannot predict how much of this revenue will be lost in the future to disconnections. Other customers of the Company have been adversely affected by overall industry trends and may also be experiencing financial difficulties. The Company anticipates further disconnections due to customers optimizing their existing networks, continued cost cutting efforts, and additional customer bankruptcies or other financial difficulties. There is no assurance that the Company will be able to replace lost revenue with new revenue from sales.

     While bankruptcies and financial difficulties in the telecommunications industry present a threat to revenue growth, the contraction in the number of providers may benefit the Company in the following respects:

(i) As some emerging providers go out of business, their customers may seek to purchase services from the Company; and

(ii) The failure of some emerging telecommunications providers may reduce some of what the Company believes is artificially low pricing of services that exists in the market for certain telecommunications services.

     There is no assurance that the Company will realize any benefits from the downturn in the telecommunications industry or that the Company will not be adversely affected by conditions in the industry or the economy in general.

     The immense capital investments made in the telecommunications industry have created an oversupply of network infrastructure. This oversupply, rapid technological advancements and intense competition have resulted in significant pricing pressure in each of the Company's main service areas. While the Company believes it is price competitive overall, it cannot predict the impact that the oversupply of network infrastructure will have on future operating results.

     The Company's suppliers may also become adversely affected by overall industry trends and may experience financial difficulties. There is no assurance that the Company will be able to replace lost vendor contracts under similar terms.

     Reciprocal compensation revenue is primarily associated with the Company's Dial-Up revenue and represents compensation from other LECs for local exchange traffic originated on another LEC's facilities and terminated on the Company's facilities. Reciprocal compensation rates are established by interconnection agreements between the parties. In most states in which the Company provides services, regulatory bodies have established lower traffic termination rates than the rates provided under the Company's interconnection agreements. As a result, future rates will likely be lower than the rates under the expiring interconnection agreements. In addition, a 2001 FCC ruling on reciprocal compensation for ISP-bound traffic has reduced rates and will further reduce rates in June 2003. The ruling also capped the number of minutes that can be billed for ISP-bound traffic. Reciprocal compensation represented 13% of revenue in the three months ended June 30, 2001 and 2002, respectively. Reciprocal compensation, including $5 million from a settlement reached with SBC Communications, Inc., represented 13% and 14% of revenue in the six months ended June 30, 2001 and 2002, respectively. The Company believes that the revenue earned from reciprocal compensation will be significantly reduced in future years.

     Loss of significant customers

     The Company has substantial business relationships with a few large customers. For the three months ended June 30, 2001, and 2002, the top ten customers accounted for 52% and 65%, respectively, of total revenue. For the six months ended June 30, 2001, and 2002, the top ten customers accounted for 48% and 63%, respectively, of total revenue. The Company's largest customer accounted for 15% and 31% of total revenue in the three months ended June 30, 2001, and 2002, respectively. The Company's largest customer accounted for 12% and 28% of total revenue in the six months ended June 30, 2001, and 2002, respectively. In the first quarter and first half of 2002 the companies that individually represented more than 5% of total revenue were Qwest Communications, Inc. UUNet (a division of WorldCom, Inc.) and a large national ISP. MCI, also a subsidiary of WorldCom, was one of the top ten customers, although it individually represented less than 5% of total revenue in the three and six months ended June 30, 2002. Revenue from all WorldCom subsidiaries represented 11% and 12% of total revenue in the three months ended June 30, 2001 and 2002, respectively, and 9% and 12% of total revenue in the six months ended June 30, 2001 and 2002, respectively.

Off Balance Sheet Financing

     The Company has no off balance sheet financing other than long term commitments for operating leases and rents.

Historical Cash Activities

Net Cash Used By Operating Activities

     The Company's operating activities used $37 million and $16 million in the six months ended June 30, 2001 and 2002, respectively. Net cash used by operating activities is comprised primarily of net losses, reorganization items and fluctuations in operating assets and liabilities (working capital), offset by non-cash items included in the net losses, such as depreciation and amortization, provision for uncollectible accounts and deferred interest expense.

     The Company's operating activities before reorganization items provided $2 million and $4 million in 2001 and 2002, respectively. For the six months ended June 30, 2002 working capital items used cash of $26 million, primarily due to a $24 million decrease in accounts payable and accrued liabilities. For the six months ended June 30, 2001, working capital items provided cash of $12 million, primarily due to $19 million decrease in receivables.

     Reorganization items included in cash flows from operating activities used $39 million and $20 million in 2001 and 2002, respectively. Reorganization items represent primarily reorganization expense, net, adjusted for non-cash items recognized during the bankruptcy process, and are comprised primarily of changes in liabilities subject to compromise, gains and losses related to contract settlements and disposals of long-lived assets, and post-petition accruals directly related to reorganization activities.

Net Cash Used By Investing Activities

     Investing activities used $7 million and $21 million in the six months ended June 30, 2001 and 2002, respectively. Net cash used by investing activities is primarily comprised of cash purchases of property and equipment, proceeds from disposition of property, equipment and other assets, purchases and sales of short-term investments, and fluctuations in long-term deposit balances.

Net Cash Used By Financing Activities

     Financing activities used $18 million and $8 million in the six months ended June 30, 2001 and 2002, respectively. Cash used by financing activities in 2001 and 2002 represents primarily principal payments on capital lease obligations that are subject to compromise.

     The Company continues to make interest-only payments on the Senior Facility balance as approved by the Bankruptcy Court. The Bankruptcy Court has stayed the payment of principal due under the Senior Facility. The Company anticipates that in connection with the Exit Financing proposed in its Plan (see "Reorganized Capital Structure" under "Liquidity and Capital Resources"), the Company will repay $25 million on or about the Effective Date, and the remaining $60 million will be replaced with the Secured Notes.

     As of June 30, 2002, the Company had an aggregate accreted value of approximately $2 billion outstanding under the 13 1/2% Senior Discount Notes due 2005, the 12 1/2% Senior Discount Notes due 2006, the 11 5/8% Senior Discount Notes due 2007, the 10% Notes and the 9 7/8% Notes. It is anticipated that this debt will be discharged pursuant to the confirmation of the Modified Plan.

     As of June 30, 2002, an aggregate amount of approximately $1.3 billion was outstanding under the 6 3/4% Preferred Securities, the 14% Preferred Stock, the 14 1/4% Preferred Stock and the 8% Series A Convertible Preferred Stock. It is anticipated that the preferred stock will be extinguished pursuant to the confirmation of the Modified Plan.

Capital Expenditures

     The Company's capital expenditures, which represent assets acquired with cash and under capital leases, were $67 million and $24 million for the six months ended June 30, 2001 and 2002, respectively.

RESULTS OF OPERATIONS

     The following table provides a breakdown of revenue, operating costs and selling, general and administrative expenses for the Company for the periods indicated. The table also shows certain revenue, expenses, operating loss, and EBITDA as a percentage of the Company's total revenue.

                                                                      Financial Data
                                           Three months ended June 30,               Six months ended June 30,
                                     --------------------------------------- ---------------------------------------
                                             2000                2001                2000                2001
                                     ------------------- ------------------- ------------------- -------------------
                                         $          %         $         %        $          %         $         %
                                     ---------- -------- ---------- -------- ---------- -------- ---------- --------
                                                                       (unaudited)
                                                                 ($ values in thousands)

Statement of Operations Data:
Revenue                                121,252      100    102,780      100    257,649      100    214,951      100
Operating costs                         84,813       70     60,912       59    197,375       77    128,290       60
Selling, general and administrative     26,470       22     23,960       23     57,166       22     51,562       24
Depreciation and amortization           16,194       13     25,311       25     32,183       12     44,937       21
Loss on disposal of asset                7,562        6       (108)       -      7,633        3       (114)       -
Provision for impairment of
  long-lived assets                         -         -        643        1          -        -        643        -
                                     ---------- -------- ---------- -------- ---------- -------- ---------- --------
    Operating loss                     (13,787)     (11)    (7,938)      (8)   (36,708)     (14)   (10,367)      (5)

Other Data:
EBITDA (1)                               9,969        8     17,908       17      3,108        1     35,099       16
Net cash provided (used) by
  operating activities                  24,290              15,470             (37,354)            (15,866)
Net cash used by investing
  activities                            (1,536)             (4,122)             (6,547)            (21,219)
Net cash provided (used) by
  financing activities                 (15,980)             (7,270)            (17,783)             (7,970)
Capital expenditures (2)                59,376              16,614              67,274              24,223
--------------------------------------------------------------------------------------------------------------------

                                                             Statistical Data (unaudited) (3)
                                            June 30,   September 30,  December 31,    March 31,    June 30,
                                              2000         2000           2000          2001         2001
                                           ----------  -------------  ------------  ------------  -----------

Full time employees                            1,422          1,389         1,368         1,342        1,138
Telecom services:
Access lines in service, in thousands (4)        719            789           742           807          834
Buildings connected:
  On-net                                         881            902           901           911          912
  Hybrid (5)                                   7,264          6,315         5,727         5,189        4,748
                                           ----------  -------------  ------------  ------------  -----------
Total buildings connected                      8,145          7,217         6,628         6,100        5,660
  Operational switches:
  Circuit                                         44             43            43            47           46
  ATM                                             27             26            27            25           26
                                           ----------  -------------  ------------  ------------  -----------
Total operational switches                        71             69            70            72           72
  Operational regional fiber route
    miles (6):                                 5,577          5,542         5,542         5,542        5,542
Operational regional fiber strand
  miles (7):                                 166,498        165,847       165,847       165,847      165,927
Collocations with ILECs                          160            148           161           160          158

(1) EBITDA consists of net income (loss) from continuing operations before interest, income taxes, reorganization expense, net, depreciation and amortization, other expenses, net. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with GAAP for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities of continuing operations as determined using GAAP are also presented in Other Data. The following table is a reconciliation of the net loss reported by the Company to EBITDA:

                                       Three months ended          Six months ended
                                             June 30,                  June 30,
                                    -------------------------  ------------------------
                                        2001          2002        2001         2002
                                    ------------  -----------  -----------  -----------
                                                      (in thousands)
     Net loss                       $   (33,321)  $  (18,035)  $  (86,678)  $  (49,319)
     Depreciation and amortization       16,194       25,311       32,183       44,937
     Interest expense                    11,081        4,599       23,799       10,303
     Reorganization expense, net          9,819        5,441       27,505       28,732
     Loss (gain) on disposal of
       assets                             7,562         (108)       7,633         (114)
     Provision for impairment of
       long-lived assets                      -          643            -          643
     Other expense (income), net         (1,366)          57       (1,334)         (83)
                                    ------------  -----------  -----------  -----------
     EBITDA                         $     9,969   $   17,908   $    3,108   $   35,099
                                    ============  ===========  ===========  ===========

(2) Capital expenditures include assets acquired with cash, payables, under capital leases, and pursuant to IRU agreements.

(3) Amounts presented are for three-month periods ended, or as of the end of the period presented.

(4)  Access lines in service include only provisioned lines generating revenue.

(5) Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities.

(6) Regional fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. None of the regional fiber route miles at June 30, 2002 were leased under operating leases.

(7) Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of June 30, 2002, the Company had 165,927 regional fiber strand miles, 45,445 of which were leased under operating leases.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenue

                                          Three Months Ended June 30,
                              -------------------------------------------------
                                        2001                      2002
                              ------------------------ ------------------------
                                   $           %            $            %
                              ------------ ----------- ------------  ----------
                                            ($ values in thousands)
  Dial-Up                        40,658        34         45,056         44
  Point-to-Point Broadband       38,981        32         27,009         26
  Corporate Services             25,877        21         17,445         17
  Reciprocal Compensation        15,736        13         13,270         13
                              ------------ ----------- ------------  ----------
    Total Revenue               121,252       100        102,780        100
                              ============ =========== ============  ==========

     Total revenue decreased $18 million, or 15%, between the three months ended June 30, 2001 and 2002, respectively. The decrease was due to a $12 million decrease in Point-to-Point Broadband revenue, an $8 million decrease in Corporate Services revenue and a $2 million decrease in Reciprocal Compensation revenue, offset by a $4 million increase in Dial-Up revenue.

     The   general   economic   downturn   and  the  severe   downturn   in  the
telecommunications industry have resulted in an oversupply of network infrastructure. In addition, the slowing economy has resulted in the Company's customers going out of business, filing for bankruptcy protection, and looking for opportunities to cut costs. The effects on the Company include higher levels of customer disconnections and increased pricing pressure on new and existing customer contracts. In addition, customers are taking longer to make buying decisions, lengthening the sales cycle.

     Dial-Up revenue is earned by providing PRI ports (one and two way) and managed modem (IRAS) services to ISPs and other communication service companies. Dial-Up revenue increased 11% from $41 million in 2001 to $45 million in 2002, due primarily to an 18% increase in the billed line count, offset by a 6% decrease in the average monthly revenue per customer port in service. Dial-Up revenue's contribution to total revenue rose from 34% in the second quarter of 2001 to 44% in the second quarter of 2002.

     Point-to-Point Broadband revenue is generated from service provided to inter-exchange carriers ("IXCs") and end-user business customers. This service provides dedicated bandwidth and offers DS1 to OC-192 capacity to connect: (i) long-haul carriers to local markets, large companies and other long-haul carrier facilities; and (ii) large companies to their long distance carrier facilities and other facilities. Point-to-Point Broadband revenue decreased 31% from $39 million in 2001 to $27 million in 2002. The decrease in Point-to-Point Broadband revenue was comprised of decreases in special access, switched access and SS7 revenues of 24%, 65% and 62%, respectively, which occurred primarily due to customer churn. Point-to-Point Broadband revenue's contribution to total revenue declined from 32% in the first quarter of 2001 to 26% in the first quarter of 2002.

     Corporate Services revenue includes local enhanced telephony (voice) and data (internet access) services to businesses over its fiber optic networks located in major metropolitan areas. Corporate Services revenue decreased 33% from $26 million in 2001 to $17 million in 2002. The billed line count decreased 42% from the second quarter of 2001 to the second quarter of 2002, while the average monthly revenue per line increased 16%. The decrease in the billed line count is primarily the result of customer churn in the telephony services, as well as planned transition of customers in certain service areas. In addition, the Company entered into an agreement to transfer its long distance revenue stream in the fourth quarter of 2001. These customers generated $1.3 million of revenue in the three months ended June 30, 2001. The lost revenue's impact on EBITDA was not significant. Corporate Services revenue's contribution to total revenue declined from 21% in the second quarter of 2001 to 17% in the second quarter of 2002.

     Reciprocal Compensation revenue is primarily earned pursuant to interconnection agreements with ILECs for the transport and termination of calls originated by ILEC customers, including Internet bound calls. Reciprocal Compensation revenue decreased 16% from $16 million in 2001 to $13 million in 2002. The decrease in revenue was due to a 12% decrease in the average revenue earned per minutes of use, as well as a 5% decrease in the minutes of use. Reciprocal Compensation's contribution to total revenue remained consistent at 13% in 2001 and 2002. The Company anticipates that Reciprocal Compensation revenue will decline in the future based on future negotiated rates and expiration of agreements beginning in the first quarter of 2003.

     The Company has substantial business relationships with a few large customers. For the three months ended June 30, 2001, and 2002, the top ten customers accounted for 52% and 65%, respectively, of total revenue. The
Company's largest customer accounted for 15% and 31% of total revenue in the three months ended June 30, 2001, and 2002, respectively. In 2002 the companies that individually represented more than 5% of total revenue were Qwest Communications, Inc., UUNet (a division of WorldCom, Inc.) and a large national ISP. MCI, also a subsidiary of WorldCom, Inc., was one of the top ten customers, although it individually represented less than 5% of total revenue. All WorldCom subsidiaries combined represented 11% and 12% of total revenue in the three months ended June 30, 2001 and 2002, respectively.

Operating costs

     Total operating costs decreased 28% from $85 million for the three months ended June 30, 2001 to $61 million for the same period in 2002. As a percentage of revenue, operating costs also decreased from 70% in the second quarter of 2001 to 59% in the second quarter of 2002. Operating costs consist primarily of payments to ILECs, other CLECs, and long distance carriers for the use of network facilities to support local, special, switched access services, and long distance services as well as internal network operating costs, right of way fees and other operating costs. Internal network operating costs include the cost of engineering and operations personnel dedicated to the operations and maintenance of the network. Since filing for bankruptcy, the Company has significantly reduced excess network capacity, eliminated services in unprofitable markets, and reconfigured its network for better performance. This has resulted in lower operating costs for both internal and leased network facilities.

Selling, general and administrative ("SG&A") expenses

     Total SG&A expenses decreased 9% from $26 million for the three months ended June 30, 2001 to $24 million for the same period in 2002. As a percentage of revenue, SG&A expenses increased slightly from 22% for 2001 to 23% for 2002. The average number of full-time employees during the period decreased 14% from 1,443 in 2001 to 1,243 in 2002. The decrease in SG&A costs was due primarily to reduced costs associated with the lower headcount, lower facilities costs as the Company consolidates its locations during the restructuring process, lower software maintenance costs, and lower bad debt expense. In addition, real estate and personal property taxes decreased as a result of write downs in the value of the Company's property and equipment.

     In the second quarter of 2002 the Company announced that it would reduce its workforce. As a result, the number of full-time employees decreased 15% from March 31, 2002 to June 30, 2002. Because the reduction did not become effective until June 2002, the full impact on SG&A will not be seen until the third quarter of 2002.

Depreciation and amortization

     Depreciation and amortization increased 56% from $16 million for the three months ended June 30, 2001 to $25 million for the same period in 2002, primarily due to higher levels of property and equipment placed in service and subject to depreciation.

Interest expense

     Interest expense decreased 58% from $11 million for the three months ended June 30, 2001 to $5 million for the same period in 2002, primarily due to interest expense eliminated as a result of the Company's rejection of certain capital leases in connection with the bankruptcy process. In addition, interest expense in the three months ended June 30, 2001 included $2 million of deferred financing cost amortization relating to the Debtor-In-Possession Revolving Credit Agreement. The Company terminated the Revolving Credit Agreement on November 7, 2001 and wrote off the remaining unamortized deferred financing costs to interest expense at that time.

Reorganization expense, net

     Reorganization expense, net decreased 45% from $10 million for the three months ended June 30, 2001 to $5 million for the same period in 2002. Reorganization expense, net consists of items associated with the bankruptcy proceedings that are not directly attributable to the ongoing operations of the Company. The decrease is attributable primarily to the $7 million gain recorded in the quarter ended June 30, 2002 related to contract settlements reached with vendors.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenue

                                         Six Months Ended June 30,
                              -------------------------------------------------
                                       2001                     2002
                              ------------------------ ------------------------
                                   $           %            $            %
                              ------------ ----------- ------------  ----------
                                          ($ values in thousands)
     Dial-Up                     87,251        34         89,278          42
     Point-to-Point Broadband    78,517        30         56,970          26
     Corporate Services          59,097        23         37,686          18
     Reciprocal Compensation     32,784        13         31,017          14
                              ------------ ----------- ------------  ----------
       Total Revenue            257,649       100        214,951         100
                              ============ =========== ============  ==========

     Total revenue decreased $43 million, or 17%, between the six months ended June 30, 2001 and 2002, respectively. The decrease was due primarily to a $22 million decrease in Point-to-Point Broadband revenue, a $21 million decrease in Corporate Services revenue, and a $2 million decrease in Reciprocal Compensation revenue, offset by a $2 million increase in Dial-Up revenue. 2002 Reciprocal Compensation revenue includes $5 million from a settlement reached with SBC Communications, Inc.

     Dial-Up revenue increased 2% from $87 million in 2001 to $89 million in 2002, due primarily to a 9% increase in the billed line count, offset by an 6% decrease in the average monthly revenue per customer port in service. Dial-Up revenue's contribution to total revenue rose from 34% in the first half of 2001 to 42% in the first half of 2002.

     The decrease in Point-to-Point Broadband revenue was comprised of decreases in special access, switched access and SS7 revenues of 22%, 56% and 50%, respectively, which occurred primarily due to customer churn. Point-to-Point Broadband revenue's contribution to total revenue declined from 30% in the first quarter of 2001 to 26% in the first quarter of 2002.

     Corporate Services revenue decreased 36% from $59 million in 2001 to $38 million in 2002, primarily due to a 43% decrease in the billed line count, offset by a 12% increase in the average monthly revenue per line from the first half of 2001 to the first half of 2002. The decrease in the billed line count is primarily the result of customer churn in the telephony services, as well as planned transition of customers in certain service areas. In addition, the Company entered into an agreement to transfer its long distance revenue stream in the fourth quarter of 2001. These customers generated $3.8 million of revenue in the six months ended June 30, 2001. The lost revenue's impact on EBITDA was not significant. Corporate Services revenue's contribution to total revenue declined from 23% in the first half of 2001 to 18% in the first half of 2002.

     Reciprocal Compensation revenue decreased 5% from $33 million in 2001 to $31 million in 2002. Reciprocal Compensation's contribution to total revenue increased from 13% in 2001 to 14% in 2002. Reciprocal Compensation revenue in 2002 includes $5 million from a settlement reached with SBC Communications, Inc. The revenue from the settlement was recorded in the first quarter of 2002. If the revenue from the settlement were to be excluded, Reciprocal Compensation revenue would have decreased 21% to $26 million, or 12% of total revenue. Excluding the effect of the settlement on revenue, average revenue earned per minutes of use decreased 15% and minutes of use decreased 8%. The Company anticipates that Reciprocal Compensation revenue will decline in the future based on future negotiated rates and expiration of agreements beginning in the first quarter of 2003.

     The Company has substantial business relationships with a few large customers. For the six months ended June 30, 2001, and 2002, the top ten customers accounted for 48% and 63%, respectively, of total revenue. The Company's largest customer accounted for 12% and 28% of total revenue in the six months ended June 30, 2001, and 2002, respectively. In 2002 the companies that individually represented more than 5% of total revenue were Qwest Communications, Inc., UUNet (a division of WorldCom, Inc.) and a large national ISP. MCI, also a subsidiary of WorldCom, Inc., was one of the top ten customers, although it individually represented less than 5% of total revenue. All WorldCom subsidiaries combined represented 9% and 12% of total revenue in the six months ended June 30, 2001 and 2002, respectively.

Operating costs

     Total operating costs decreased 35% from $197 million for the six months ended June 30, 2001 to $128 million for the same period in 2002. As a percentage of revenue, operating costs also decreased from 77% in the first half of 2001 to 60% in the first half of 2002. Since filing for bankruptcy, the Company has significantly reduced excess network capacity, eliminated services in unprofitable markets, and reconfigured its network for better performance. This has resulted in lower operating costs for both internal and leased network facilities.

Selling, general and administrative ("SG&A") expenses

     Total SG&A expenses decreased 10% from $57 million for the six months ended June 30, 2001 to $52 million for the same period in 2002. As a percentage of revenue, SG&A expenses increased from 22% for 2001 to 24% for 2002. The average number of full-time employees during the period decreased 18% from 1,578 in 2001 to 1,300 in 2002. The decrease in SG&A costs was due primarily to reduced costs associated with the lower headcount, lower facilities costs as the Company consolidates its locations during the restructuring process, lower software maintenance costs, and lower bad debt expense. In addition, real estate and personal property taxes decreased as a result of write downs in the value of the Company's property and equipment.

     In the second quarter of 2002 the Company announced that it would reduce its workforce. As a result, the number of full-time employees decreased 15% from March 31, 2002 to June 30, 2002. Because the reduction did not become effective until June 2002, the full impact on SG&A will not be seen until the third quarter of 2002.

Depreciation and amortization

     Depreciation and amortization increased 40% from $32 million for the six months ended June 30, 2001 to $45 million for the same period in 2002, primarily due to higher levels of property and equipment placed in service and subject to depreciation.

Interest expense

     Interest expense decreased 57% from $24 million for the six months ended June 30, 2001 to $10 million for the same period in 2002, primarily due to interest expense eliminated as a result of the Company's rejection of certain capital leases in connection with the bankruptcy process. In addition, interest expense in the six months ended June 30, 2001 included $4 million of deferred financing cost amortization relating to the Debtor-In-Possession Revolving Credit Agreement. The Company terminated the Revolving Credit Agreement on November 7, 2001 and wrote off the remaining unamortized deferred financing costs to interest expense at that time.

Reorganization expense, net

     Reorganization expense, net increased 4% from $28 million for the six months ended June 30, 2001 to $29 million for the same period in 2002. The increase is primarily attributable to a $21 million increase in contract termination expenses, offset by an $8 million decrease in severance and employee retention costs, a $6 million decrease in legal and professional fees and a $6 million gain from contract settlements recorded in 2002. As part of its restructuring activities, including reconciliation of pre-petition claims, during the six months ended June 30, 2002 the Company recognized $23 million of contract termination expenses, which have been accrued as unsecured liabilities subject to compromise. Severance and employee retention costs were lower because the Company's reductions in workforce were more significant in the first half of 2001 than in 2002. In the first half of 2002, the number of full-time employees decreased by 230 employees, compared to a decrease of 632 employees in the first half of 2001.

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

          The claims against the individual defendants are proceeding and these defendants have retained separate legal counsel to prepare a defense. Under Section 510(b) of the Bankruptcy Code, all pre-petition securities claims against ICG are mandatorily subordinated and will be discharged upon the confirmation of the Modified Plan. Holders of pre-petition equity securities claims will not receive any recovery from the Company under the proposed Plan.

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

          On March 29, 2002 the Company and SBC entered into a settlement agreement regarding wholesale services provided by SBC and the Company to each other pursuant to the interconnection agreements. On April 30, the Bankruptcy Court issued an order approving the terms of the settlement. On May 10, 2002, the order became final and non-appealable. Only amounts allegedly owed for the retail services, which are not governed by the interconnection agreements, have yet to be resolved. The Company believes that the ultimate resolution of the remaining items relating to retail services will be immaterial to the Company's operating results.

          In January 2001, certain shareholders of ICG Funding, LLC ("ICG Funding") a wholly-owned subsidiary of the Company, filed an adversary proceeding in the United States Bankruptcy Court for the District of Delaware (Case number 00-04238 PJW Jointly Administered, Adversary Proceeding No. 01-000 PJW) against the Company and ICG Funding. The shareholders in this adversary action sought to recover approximately $2.3 million from an escrow account established to fund certain dividend payments to holders of the ICG Funding Exchangeable Preferred Securities. Because ICG Funding filed for bankruptcy protection, ICG Funding did not declare the last dividend that was to have been paid with the remaining proceeds of the escrow account. In April 2001, the Company and ICG Funding finalized a settlement agreement with the shareholders that has been approved by the Bankruptcy Court. Under the terms of the settlement, the shareholders received approximately two-thirds of the funds in the escrow account and the Company received the remaining one-third of the escrowed funds, subject to certain contingencies and holdbacks related to shareholders that did not participate in the settlement.

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

ITEM 2. CHANGES IN SECURITIES

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Due to the bankruptcy proceedings discussed in note 1 to the Company's unaudited consolidated financial statements for the three months ended June 30, 2002, the Company is currently in default under the 13 1/2 % Notes, 12 1/2% Notes, 11 5/8% Notes, 10% Notes, 9 7/8% Notes and the Senior Facility. In addition, the Company is in default under the 14 1/4% Preferred Stock, 14% Preferred Stock, 6 3/4% Preferred Securities and 8% Series A Convertible Preferred Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

          (A)  Exhibits.

               2.4 Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated May 21, 2002. [Incorporated by reference to Exhibit 2.1 to ICG Communications, Inc.'s Current Report on Form 8-K dated May 21, 2002].

               2.5 Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated April 3, 2002. [Incorporated by reference to Exhibit 2.2 to ICG Communications, Inc.'s Current Report on Form 8-K dated May 21, 2002].

               2.6 Disclosure Statement with Respect to Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated April 3, 2002. [Incorporated by reference to Exhibit 2.3 to ICG Communications, Inc.'s Current Report on Form 8-K dated May 21, 2002].

               2.7 Modification to the Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated July 26, 2002. [Incorporated by reference to Exhibit 2.7 to ICG Communications, Inc.'s Current Report on Form 8-K dated August 9, 2002].

               2.8 Supplemental Disclosure With Respect to Second Amended Joint Plan of Reorganization of ICG Communications, Inc. Regarding Modification of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated July 26, 2002. [Incorporated by reference to Exhibit 2.8 to ICG Communications, Inc.'s Current Report on Form 8-K dated August 9, 2002].

               2.9 Senior Financing Agreement by and among ICG Communications, Inc. and its affiliated debtor subsidiaries identified herein, Royal Bank of Canada, as Administrative Agent and as collateral agent, and Wachovia Bank, National Association, as documentation agent, dated as of July 25, 2002. [Incorporated by reference to Exhibit 2.9 to ICG Communications, Inc.'s Current Report on Form 8-K dated August 9, 2002].

               10.85Note  and  Warrant  Purchase  Agreement  by  and  among  ICG
                    Communications, Inc., Madeleine L.L.C. and Morgan Stanley & Co., Incorporated, dated as of July 25, 2002. [Incorporated by reference to Exhibit 10.85 to ICG Communications, Inc.'s Current Report on Form 8-K dated August 9, 2002].

               10.86Escrow  Agreement  by and  among ICG  Communications,  Inc.,
                    Madeleine L.L.C. and Morgan Stanley & Co., Incorporated, dated as of July 25, 2002. [Incorporated by reference to
                    Exhibit 10.86 to ICG Communications, Inc.'s Current Report on Form 8-K dated August 9, 2002].

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (B)  Report on Form 8-K.

               The following reports on Form 8-K were filed by the registrant during the three months ended June 30, 2002:

               (i) Current Report on Form 8-K dated May 21, 2002, announcing that ICG's Second Amended Joint Plan of Reorganization and accompanying Disclosure Statement had been accepted by all classes of creditors entitled to vote on the Plan and confirmed by the Bankruptcy Court.

               The following reports on Form 8-K were filed by the registrant after June 30, 2002 but before the date of this Report:

               (i) Current Report on Form 8-K dated August 9, 2002, announcing that:

                    a) On July 25, 2002, the Debtors entered into the Senior Facility, the Note and Warrant Purchase Agreement and Escrow Agreement, pursuant to which $25 million was deposited into an escrow account. The release of the funds is contingent on approval by the Bankruptcy Court of the Modified Plan and satisfaction of certain conditions as set forth in the Note and Warrant Purchase Agreement.

                    b) On July 26, 2002, the Company filed a modification to ICG's Second Amended Joint Plan of Reorganization with the Bankruptcy Court.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.




                                          ICG COMMUNICATIONS, INC.





Date:  August 14, 2002                By:  /S/  RICHARD E. FISH, JR.
                                           -------------------------------------
                                           Richard E. Fish, Jr., Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)





Date:  August 14, 2002                By:  /S/  JOHN V. COLGAN
                                           -------------------------------------
                                           John V. Colgan, Senior Vice President
                                           and Controller (Principal Accounting
                                           Officer)

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ICG Communications, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall Curran, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/S/  RANDALL E. CURRAN
---------------------------------------

Randall E. Curran
Chief Executive Officer
August 14, 2002

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ICG Communications, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard
E. Fish, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/S/  RICHARD E. FISH, JR.
--------------------------------------

Richard E. Fish, Jr.
Executive Vice President and Chief Financial Officer
August 14, 2002