Form 10-Q
period 2002-09-30
ICG COMMUNICATIONS INC /DE/
filed 2002-12-23
CIK 1013240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission File Number 1-11965)

ICG COMMUNICATIONS, INC.
(Exact names of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84‑1342022 (IRS Employer Identification Number)

161 Inverness Drive West Englewood, Colorado 80112 (Address of principal executive offices)

Registrant's telephone numbers, including area codes:  (888) 424‑1144 or (303) 414‑5000

                Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes [ X ]	No [ ]

                The number of outstanding common shares of ICG Communications, Inc. (the "Predecessor Company", as defined herein) as of October 10, 2002 was 55,244,915.  On October 10, 2002, all outstanding common shares of the Predecessor Company were cancelled in connection with its emergence from bankruptcy and in accordance with the Modified Plan of reorganization.  Distribution of the common shares of the ICG Communications, Inc. (the "Reorganized Company", as defined herein) is expected to occur no later than December 31, 2002.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES (Predecessor Company)
Consolidated Balance Sheets
December 31, 2001 and September 30, 2002 (Unaudited)

	December 31, 2001	September 30, 2002

	(in thousands)

Assets

Current assets:
Cash and cash equivalents	$146,587	$109,753
Trade receivables, net of allowance of $44 million and $13 million at December 31, 2001 and September 30, 2002, respectively	42,365	31,051
Other receivables	559	279
Prepaid expenses and deposits	13,559	10,906

Total current assets	203,070	151,989

Property and equipment, net (note 6)	531,187	496,723

Restricted cash	7,299	7,019
Investments	100	100
Deferred financing costs, net of accumulated amortization of $2 million	3,050	2,508
Deposits	10,459	10,063

Total Assets	$755,165	$668,402

(continued)
See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES (Predecessor Company)
Consolidated Balance Sheets (Unaudited), Continued

	December 31, 2001	September 30, 2002

	(in thousands)

Liabilities and Stockholders' Deficit

Current liabilities not subject to compromise:
Accounts payable	$8,871	$12,167
Accrued liabilities	73,853	46,360
Deferred revenue	9,067	7,272

Total current liabilities not subject to compromise	91,791	65,799

Liabilities subject to compromise (note 3)	2,729,590	2,723,449

Long-term liabilities not subject to compromise:
Capital lease obligations	50,708	51,154
Other long-term liabilities	1,088	348

Total liabilities	2,873,177	2,840,750

Predecessor Company Preferred stock, at liquidation value:
Redeemable preferred stock of subsidiary	449,056	449,056
Mandatorily redeemable preferred securities of ICG Funding	92,336	55,380
8% Series A Convertible Preferred Stock	785,353	785,353

Total preferred stock	1,326,745	1,289,789

Stockholders' equity (deficit):
Predecessor Company Common stock, $0.01 par value, 100,000,000 shares authorized; 53,706,777 and 55,244,915 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	537	552
Additional paid-in capital	922,040	958,980
Accumulated deficit	(4,367,334)	(4,421,669)

Total stockholders' deficit	(3,444,757)	(3,462,137)

Commitments and contingencies (note 9)

Total Liabilities and Stockholders' Deficit	$755,165	$668,402

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES (Predecessor Company)
Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2001	2002	2001	2002

	(in thousands, except per share data)

Revenue	$124,071	$105,914	$381,720	$320,865

Operating costs and expenses:
Operating costs	84,954	63,053	282,329	191,343
Selling, general and administrative expenses	23,469	16,128	80,635	67,690
Depreciation and amortization	18,301	21,442	50,484	66,379
Loss (gain) on disposal of assets	1,908	(570)	9,541	(684)
Provision for impairment of long-lived assets	-	30	-	673

Total operating costs and expenses	128,632	100,083	422,989	325,401

Operating income (loss)	(4,561)	5,831	(41,269)	(4,536)

Other income (expense):
Interest expense (note 3)	(277)	(5,087)	(24,076)	(15,390)
Reorganization income (expense), net (note 3)	30,697	(5,673)	3,192	(34,405)
Other income (expense), net	(95)	(87)	1,239	(4)

Total other income (expense), net	30,325	(10,847)	(19,645)	(49,799)

Net income (loss)	$25,764	$(5,016)	$(60,914)	$(54,335)

Net income (loss) per share – basic and diluted	$0.48	$(0.09)	$(1.16)	$(1.00)

Weighted average number of shares outstanding - basic and diluted	53,158	55,245	52,452	54,608

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES (Predecessor Company)
Consolidated Statement of Stockholders' Deficit (Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital		Total Stockholders' Deficit

	Shares	Amount		Accumulated Deficit

Balances at January 1, 2002	53,707	$537	$922,040	$(4,367,334)	$(3,444,757)

Shares issued upon conversion of mandatorily redeemable preferred securities of ICG Funding	1,538	15	36,940	-	36,955
Net loss	-	-	-	(54,335)	(54,335)

Balances at September 30, 2002	55,245	$552	$958,980	$(4,421,669)	$(3,462,137)

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES (Predecessor Company)
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,

	2001	2002

	(in thousands)

Cash flows from operating activities:
Net loss	$(60,914)	$(54,335)
Adjustments to reconcile net loss to net cash provided by operating activities before reorganization items:
Reorganization expense (income), net	(3,192)	34,405
Depreciation and amortization	50,484	66,379
Net loss (gain) on disposal of long-lived assets	9,541	(684)
Provision for uncollectible accounts	8,403	4,016
Provision for impairment of long-lived assets	-	673
Interest costs capitalized on assets under construction	(1,049)	(342)
Interest expense deferred and included in capital lease obligations	5,748	2,921
Amortization of deferred financing costs included in interest expense	6,657	537
Realized gain on sale of available for sale securities	(1,542)	-
Change in operating assets and liabilities, excluding the effects of dispositions and non-cash transactions:
Receivables	20,114	7,663
Prepaid expenses and deposits	(1,819)	1,617
Accounts payable and accrued liabilities	5,498	(28,435)
Deferred revenue	(6,289)	(2,535)

Net cash provided by operating activities before reorganization items	31,640	31,880
Reorganization items:
Reorganization income (expense), net	3,192	(34,405)
Net gain on contract settlements and disposals of long-lived assets	(36,421)	(3,637)
Increase (decrease) in post-petition restructuring accruals	(1,412)	1,798
Increase (decrease) in liabilities subject to compromise	(30,413)	10,352

Total cash used by reorganization items	(65,054)	(25,892)

Net cash provided (used) by operating activities	(33,414)	5,988

Cash flows from investing activities:
Acquisition of property and equipment	(23,471)	(41,285)
Change in prepaid expenses, accounts payable and accrued liabilities for acquisition of property and equipment	438	3,312
Proceeds from disposition of property, equipment and other assets	3,052	2,768
Proceeds from sales of short-term investments	16,190	-
Decrease (increase) in restricted cash	(65)	30
Decrease (increase) in long-term deposits	(2,754)	236
Reorganization items:
Proceeds from disposition of property, equipment and other assets	-	601
Decrease in restricted cash due to settlement of liabilities subject to compromise	2,096	-

Net cash used by investing activities	(4,514)	(34,338)
		(continued)
See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES (Predecessor Company)
Consolidated Statements of Cash Flows (Unaudited), Continued

	Nine months ended September 30,

	2001	2002

	(in thousands)

Cash flows from financing activities:
Payments of deferred debt issuance costs	$(2,000)	$-
Reorganization items:
Principal payments on capital lease obligations subject to compromise	(16,293)	(8,647)
Settlement of preferred dividends	(1,312)	163

Net cash used by financing activities	(19,605)	(8,484)

Net decrease in cash and cash equivalents	(57,533)	(36,834)

Cash and cash equivalents, beginning of period	196,980	146,587

Cash and cash equivalents, end of period	$139,447	$109,753

Supplemental disclosure of cash flows information:
Cash paid for interest	$17,089	$10,542

Cash paid for income taxes	$-	$-

Supplemental schedule of non-cash investing activities:
Assets acquired under capital leases	$50,547	$-

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

(b) Basis of Presentation

On November 14, 2000 (the "Petition Date"), ICG and its operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States District Court for the District of Delaware (the "Bankruptcy Court").  On October 10, 2002 (the "Effective Date"), ICG emerged from the Bankruptcy Court proceedings pursuant to the terms of its modified plan of reorganization (the "Modified Plan" as defined in note 2). The Modified Plan was filed with the Bankruptcy Court on July 25, 2002 and was confirmed on October 9, 2002.

As used in this Quarterly Report, the term "Predecessor Company" refers to the Company and its operations for periods prior to emerging from bankruptcy on October 10, 2002, while the term "Reorganized Company" is used to describe the Company after October 10, 2002, concurrent with its emergence from bankruptcy protection.

Between November 14, 2000 and October 10, 2002, ICG operated as a debtor-in-possession under the supervision of the Bankruptcy Court.  ICG's financial statements for reporting periods within that period, including these financial statements, have been prepared in accordance with the provisions of Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."  See note 2 for further discussion of the emergence from bankruptcy.  Effective with its emergence from bankruptcy on October 10, 2002, ICG will implement fresh start reporting ("Fresh Start"), as further described in note 5.

The accompanying interim unaudited financial statements should be read in conjunction with ICG's Annual Report on Form 10-K for the year ended December 31, 2001, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission.  In the opinion of management, the Company's interim financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation.  Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

(2) Bankruptcy Proceedings

On November 14, 2000, ICG and its operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code in order to facilitate the restructuring of the Company's debt, trade liabilities and other obligations.

On December 19, 2001, the Company filed a proposed Plan of Reorganization and a Disclosure Statement in the Bankruptcy Court. The Company subsequently filed a First Amended Disclosure Statement on March 1, 2002 and a Second Amended Disclosure Statement on March 26, 2002, which was amended on April 3, 2002.  The original Plan of Reorganization, the Disclosure Statement, the First Amended Disclosure Statement and the Second Amended Disclosure Statement are collectively referred to herein as the "Original Plan".  On April 3, 2002, the Company submitted the Original Plan to the Company's creditors for approval. On May 16, 2002, the Company's balloting agent filed an affidavit indicating that all classes of creditors entitled to vote had overwhelmingly accepted the Original Plan. On May 21, 2002, the Bankruptcy Court entered an order (the "Original Confirmation Order") confirming the Original Plan.

The Original Plan was formulated on the basis of extensive negotiations conducted among the Company and its primary constituencies.  As part of the Original Plan, the Company received commitment letters for new financing totaling $65 million (the "Original Exit Financing").  The Original Exit Financing was to be funded predominantly by Cerberus Capital Management, L.P. ("CCM").  Although the Bankruptcy Court confirmed the Original Plan, the closing of the Original Exit Financing transactions did not occur and the Original Plan did not become effective as a result of disagreements between the Company and CCM.

After consulting with the Company's official committee of unsecured creditors and the Company's senior secured lenders, the Company engaged in settlement discussions with CCM.  As a result of those negotiations, on July 25, 2002 the Company entered into an agreement with CCM that was embodied in a proposed modification to the Original Plan.  The Original Plan, as modified, is referred to herein as the "Modified Plan".

The Company determined that the changes to the Original Plan, as reflected in the Modified Plan, required a re-solicitation of votes from certain classes of creditors.  Thus, on July 26, 2002, the Company filed the proposed Modified Plan and a Supplement to the Disclosure Statement in the Bankruptcy Court.  On August 23, 2002, the Company submitted the Modified Plan to the Company's creditors for approval. On October 7, 2002, the Company's balloting agent filed an affidavit indicating that all classes of creditors entitled to vote had again overwhelmingly accepted the Modified Plan. On October 9, 2002, the Bankruptcy Court entered an order confirming the Modified Plan.  On October 10, 2002, the Company's Modified Plan became effective and the Company emerged from Chapter 11 bankruptcy protection.  See note 4 for further discussion of the Company's emergence from Chapter 11 proceedings.

(3) Accounting During Bankruptcy Proceedings

(a) Reorganization Expense, Net

In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items.  The following reorganization items were incurred during the three and nine months ended September 30, 2001 and 2002, respectively:

	Three months ended September 30,		Nine months ended September 30,

	2001	2002	2001	2002

	(in thousands)

Severance and employee retention costs	$673	$16	$12,492	$3,910
Legal and professional fees	401	2,767	13,091	9,724
Switch site closure costs	939	332	4,121	1,668
Contract termination expenses	2,507	66	5,226	23,374
Net loss (gain) on settlements with vendors and disposal of long-lived assets	(36,421)	3,412	(36,421)	(3,637)
Interest income	(1,503)	(383)	(5,709)	(1,371)
Other	2,707	(537)	4,008	737

	$(30,697)	$5,673	$(3,192)	$34,405

The Company is required to reconcile recorded pre-petition liabilities with claims filed by its creditors with the Bankruptcy Court.  Differences resulting from that reconciliation process have been recorded as adjustments to pre-petition liabilities with an offset for significant items not relating to ongoing operations included in reorganization expense, net.

In the first quarter of 2002, in connection with its ongoing reconciliation of outstanding claims, the Company determined that $19 million related to a pre-petition contract for system design and implementation should be recognized as contract termination expense with a corresponding increase to pre-petition liabilities subject to compromise.  This item represents the single largest component of the total $23 million in contract termination expenses for the nine months ended September 30, 2002.

(b) Liabilities Subject to Compromise

Pursuant to SOP 90-7, the Company has segregated and classified certain pre-petition obligations as liabilities subject to compromise.  Liabilities subject to compromise have been recorded at the allowed claim amount.  The following table sets forth the liabilities of the Company subject to compromise as of December 31, 2001 and September 30, 2002, respectively:

	December 31, 2001	September 30, 2002

	(in thousands)

Unsecured long-term debt	$1,968,781	$1,968,781
Unsecured creditors	476,243	481,152
Capital lease obligations, secured	166,637	156,672
Capital lease obligations, unsecured	18,881	18,251
Secured long-term debt	85,503	85,503
Priority creditors	13,545	13,090

	$2,729,590	$2,723,449

As a result of the Company's bankruptcy proceedings, all pre-petition contractual debt payments were suspended and subject to revised payment terms during the bankruptcy process on a case-by-case basis. As of September 30, 2002, the Company was in default with respect to all of its pre-petition debt.  All deferred financing costs were written off, except the $2.5 million at September 30, 2002 that relates to the Company's senior secured credit facility ("Senior Facility") of $85 million.

In connection with its bankruptcy filing, the Company stopped accruing or paying interest on the unsecured long-term debt and the rejected pre-petition capital lease obligations.  Contractual interest not recorded amounted to $60 million and $64 million for the three months ended September 30, 2001 and 2002, respectively, and $180 million and $190 million for the nine months ended September 30, 2001 and 2002, respectively.

During the pendency of the Bankruptcy Court cases, the Company did not pay any principal due under the Senior Facility.  However, the Company continued to make interest-only payments on the Senior Facility balance through the Effective Date.  Pursuant to the Modified Plan, on the Effective Date, the Senior Facility was cancelled and replaced with new terms and new notes (the "Secured Notes"), as described in more detail in note 4.

In connection with the Company's emergence from bankruptcy on October 10, 2002, liabilities subject to compromise were restructured in accordance with the Modified Plan.

(4) Emergence from Chapter 11 Bankruptcy Proceedings

As described previously in notes 1 and 2, on October 10, 2002, the Company's Modified Plan became effective and the Company emerged from Chapter 11 bankruptcy protection.

Pursuant to the Modified Plan, all outstanding shares of the Predecessor Company's common and preferred stock were cancelled on October 10, 2002.  Holders of allowed general unsecured claims against the Company will receive one hundred percent (100%) of the 8,000,000 initially issued shares of common stock of the Reorganized Company (the "New Common Shares") based on an allocation method described in the Modified Plan.  The Bankruptcy Court set October 9, 2002 as the record date for purposes of making distributions under the Modified Plan.  According to the Modified Plan, distribution of the New Common Shares is to take place on a date (the "Distribution Date") occurring as soon as practicable after the Effective Date.  The Distribution Date has not yet been determined, but is expected to occur no later than December 31, 2002.

Holders of general unsecured claims against ICG Communications, Inc. and ICG Holdings, Inc. and its subsidiaries will also be issued warrants to purchase up to 800,000 New Common Shares at a strike price equal to the Reorganized Company's equity value per share on the Effective Date.

Options to purchase 768,137 New Common Shares at a strike price equal to the Reorganized Company's equity value per share on the Effective Date will be granted to employees designated in the management option plan as set forth in the Modified Plan. In addition, to the extent that more than 10,241,821 New Common Shares are issued in connection with the Modified Plan, the management option plan will reserve additional options on a pro rata basis so that the number of options available for the management option plan will represent 7.5% of the New Common Shares, after giving effect to all warrants and other securities convertible into the New Common Shares.

Pursuant to the Modified Plan, on October 10, 2002, the Company received new financing consisting of a $25 million senior subordinated term loan (the "Senior Subordinated Term Loan"), which was used to pay down a portion of the Senior Facility to a balance of approximately $59 million.  The Senior Facility balance was then cancelled and replaced with the Secured Notes.  The Secured Notes are secured by substantially all assets of the Company.  The principal balance of the Secured Notes is projected to begin amortizing in August 2003 and will mature in May 2005.

Interest on the Secured Notes accrues at a premium of 3.5% to 6.0% over LIBOR or, at the Company's option, at a premium of 2.25% to 4.75% over the bank's prime rate.  The interest rate premium at any given time is determined based on the cumulative amount of the principal prepayments made by the Company.  Interest is payable quarterly in arrears.  The weighted average interest rate on October 10, 2002 was 9.5%; the rate was reduced to 7.9% on November 6, 2002.

The Senior Subordinated Term Loan is subordinate to the Secured Notes and is secured by liens on substantially all assets of the Company.  The loan accrues interest at 14% per annum, which is payable monthly in arrears, and matures on July 25, 2006. In addition, two separate issuances of warrants to purchase a total of 673,684 New Common Shares of the Reorganized Company will be issued in connection with the Senior Subordinated Term Loan.  Warrants to purchase 200,000 New Common Shares have an exercise price equal to the Reorganized Company's equity value per share on the Effective Date.  Warrants to purchase 473,684 New Common Shares have an exercise price of $0.01.  Both warrant issuances expire, if unexercised, on July 25, 2007.  The warrants have an estimated fair market value of approximately $5 million, which will be established as a debt discount with a corresponding increase to additional paid-in capital of stockholders' equity in the Reorganized Company balance sheet.

The Secured Notes and the Senior Subordinated Term Loan require the Company to meet certain financial covenants, including minimum EBITDA requirements, minimum cash balance requirements and capital expenditure limitations.

(5) Fresh Start Accounting

Effective with its emergence from bankruptcy on October 10, 2002, ICG will implement Fresh Start in accordance with generally accepted accounting principles, which require an allocation of the reorganization value in conformity with procedures specified by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations".

The reorganization value of ICG has been estimated at approximately $287.5 million and represents the total value of equity and debt.  The valuation is based on numerous assumptions, including, among other things, the achievement of certain operating results, market values of publicly traded securities of other similar companies, and general economic and industry conditions.  The assumptions underlying the valuation are described in more detail in the disclosure statement sent to security holders entitled to vote on the Modified Plan and were attached as an exhibit to the ICG Current Report on Form 8-K filed on August 9, 2002.

Based on ICG's $287.5 million estimated reorganization value as of October 10, 2002, ICG expects to record approximately $500 million of reorganization charges in the Predecessor Company's final statement of operations for 2002 to adjust the historical carrying value of its assets and liabilities to fair market value. ICG also expects to record approximately $5 billion of gain on the cancellation of certain pre-petition debt in the Predecessor Company's final statement of operations for 2002.

Certain post-confirmation proceedings continue in the Bankruptcy Court relating to pre-petition claims filed by creditors, administrative claims and claims for damages on rejected executory contracts.  As of the Effective Date, the Reorganized Company's pro forma balance sheet includes approximately $20 million in estimated accrued liabilities for the settlement of such claims.

(6) Property and Equipment

Property and equipment, including assets held under capital leases, is comprised of the following:

	December 31, 2001	September 30, 2002

	(in thousands)

Land	$1,214	$-
Buildings and Improvements	50,358	50,356
Furniture, fixtures and office equipment	33,593	30,194
Machinery and equipment	14,548	14,857
Fiber optic equipment	150,982	146,728
Switch equipment	136,133	134,433
Fiber optic network	90,137	105,502
Site improvements	11,245	7,108
Construction in progress	95,415	126,703
Assets held for sale	8,570	3,945

	592,195	619,826
Less accumulated depreciation	(61,008)	(123,103)

	$531,187	$496,723

At September 30, 2002, property and equipment included $127 million of assets not yet placed in service and $4 million of equipment held for sale that was not subject to depreciation.  For the nine months ended September 30, 2002, the Company recorded a provision for impairment of long-lived assets of $0.7 million related to the value of assets held for sale.

The Company performed an analysis pursuant to the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", as of September 30, 2002 to determine if a further provision for impairment of its long-lived assets was required.  The analysis compared the Company's estimate of future undiscounted cash flows that will be generated by the existing long-lived assets to their net book value of $498 million.  The financial projections included in the Modified Plan provided the basis for the estimate of future cash flows.  The analysis indicated that no additional provision for impairment was required.

Pursuant to the adoption of Fresh Start, as described in note 5, on October 10, 2002 the Company expects to write down the value of its long-lived assets by approximately $240 million.  The new property and equipment values in the Reorganized Company balance sheet will be depreciated over the remaining useful lives of the assets.

(7) Major Customers

A significant amount of the Company's revenue is derived from long-term contracts with certain large customers, including one major customer, Qwest Communications Corporation (together with its affiliated entities, "Qwest").  Revenue from Qwest accounted for 21% and 31% of total revenue in the three months ended September 30, 2001 and 2002, respectively.  Revenue from Qwest accounted for 15% and 29% of total revenue in the nine months ended September 30, 2001 and 2002, respectively.  As of September 30, 2002, the Company had $3.9 million in net trade receivables due from Qwest.

At September 30, 2002, the Company had $140 million of deferred revenue related to an agreement, which was not part of the Qwest Settlement Agreement, to provide exclusive service to Qwest over designated portions of the Company's local fiber optic networks.  In connection with Fresh Start, the Company expects to write down the deferred revenue balance by approximately $100 million to reflect the estimated fair value of future services to be provided.

(8) Settlement with SBC Communications, Inc.

In January 2002, SBC Communications, Inc., on behalf of various subsidiaries (collectively "SBC"), filed a motion in the Company's bankruptcy case seeking permission to terminate the services it provides the Company pursuant to its interconnection agreements. SBC contended that the Company owed SBC in excess of $24 million related to past billing and, as a result, should be entitled to terminate services and pursue an administrative claim for the alleged past due receivable. The Company filed a response to SBC's motions contending that it did not owe a significant portion of the alleged past due amount. Additionally, the Company's response provided that SBC owed the Company more than the Company owed SBC.  On March 29, 2002, the Company and SBC entered into a settlement agreement regarding wholesale services.  On April 30, 2002 the Bankruptcy Court issued an order approving the terms of the settlement.  Under the terms of the settlement, the Company recorded a net $5 million of non-recurring Reciprocal Compensation revenue in the three months ended March 31, 2002.  As no expenses were directly attributable to the revenue, none were recorded in the three months ended March 31, 2002.

On May 10, 2002, the order became final and non-appealable.  Amounts allegedly owed for retail services have yet to be resolved.  The Company believes that the ultimate resolution of the remaining items relating to retail services will be immaterial to the Company's operating results.

As of the date of this quarterly report, the Company has not received the full amount of the settlement contemplated in the settlement agreement and is in negotiations with SBC regarding the interpretation of certain provisions of the settlement agreement.  The Company has fully reserved for the settlement amount not yet collected from SBC.

(9) Commitments and Contingencies

As a result of the Company's bankruptcy filing, all commitments and contingencies have been substantially altered as set forth in the Modified Plan.

(a) Impact of WorldCom, Inc. Bankruptcy

On July 21, 2002, WorldCom, Inc. and substantially all of its active U.S. subsidiaries (collectively referred to as "WorldCom") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code.  As of September 30, 2002, ICG had $1.6 million on deposit with WorldCom, pursuant to an order issued in ICG's bankruptcy proceedings.  Under such order, ICG was required to post a deposit to provide WorldCom with adequate assurance of future payment for services rendered by WorldCom to the Company.  The Company believes that this deposit is being or should be held by WorldCom in trust for the Company's benefit.  As such, at this time the Company is not reserving for the deposit.  Further, as of September 30, 2002, the Company had $0.7 million in pre-petition trade receivables from WorldCom, all of which has been reserved for in the allowance for doubtful accounts.

ICG did not record any revenue for the approximately $2 million of services provided to WorldCom between July 1, 2002 and July 21, 2002, since the collectibility of this amount is questionable due to WorldCom's bankruptcy filing. In the event WorldCom elects to affirm one or more of its contracts with the Company through its bankruptcy proceedings, and is therefore required to cure pre-petition defaults as provided by the Bankruptcy Code, the Company will record the revenue accordingly.

WorldCom represented 8% and 10% of the Company's total revenue in the three months ended September 30, 2001 and 2002, respectively.  WorldCom represented 9% and 11% of total revenue in the nine months ended September 30, 2001 and 2002, respectively.

Since WorldCom's bankruptcy filing, ICG has continued to provide service to WorldCom.  Under the Bankruptcy Code, WorldCom can elect to affirm or reject its pre-petition contracts with ICG.  If WorldCom rejects one or more of its pre-petition contracts with ICG, ICG's results of operations and financial condition could be materially negatively impacted.

(b) Other Commitments and Contingencies

Several of ICG's customers have approached ICG about the possibility of settling or restructuring their service contracts.  If the Company agrees to settle or restructure any significant customer contracts, ICG's results of operations and financial condition could be materially impacted. At this time, the Company cannot predict the possible outcome of such negotiations.

The Company emerged from bankruptcy on October 10, 2002.  However, certain post-confirmation proceedings continue in the Bankruptcy Court relating to pre-petition claims filed by creditors, administrative claims and claims for damages on rejected executory contracts.  As of the Effective Date, the Reorganized Company's pro forma balance sheet includes approximately $20 million in estimated accrued liabilities for the settlement of such claims.

(10) New Accounting Standard

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this quarterly report contain "forward-looking statements" intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements include words such as "intends," "anticipates," "expects," "estimates," "plans," "believes" and other similar words. Additionally, statements that describe the Company's future plans, objectives or goals also are forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results include, but are not limited to, the following:

  The Company's ability to sustain a level of operating profitability sufficient to fund its business;

  The Company's ability to retain its major customers on profitable terms;

  The extensive competition the Company faces;

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

The results of operations for the three and nine months ended September 30, 2001 and 2002 represent the consolidated operating results of the Company.  (See the unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2002 included herein.)  All dollar amounts are in U.S. dollars.

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

  Dial-Up Services:  The Company provides primary rate interface ("PRI") ports (one and two way) and managed modem services ("IRAS") to many of the largest national ISPs and other telecommunications carriers, as well as to numerous regional ISPs and other communication service companies. Most of these services are on-switch through the Company's owned facilities. Before the related Reciprocal Compensation, revenue from these services accounted for 43% of the Company's total third quarter 2002 revenue. Associated Reciprocal Compensation revenue accounted for 18% of the Company's revenue.

  Point-to-Point Broadband Service:  The Company provides dedicated bandwidth to connect (i) long-haul carriers to local markets, large corporations and other long-haul carrier facilities and (ii) large corporations to their long-distance carrier sites and other corporate locations. Such dedicated bandwidth sales are focused in areas where ICG maintains local fiber and buildings on-net or in close proximity. Point-to-Point Broadband service also includes switched access and SS7 services. Point-to-Point Broadband service accounted for 22% of the Company's total third quarter 2002 revenue.

  Corporate Services:  The Company offers Internet access, data and voice service to corporate customers. ICG is well positioned to expand this service with its metropolitan asset base, data network infrastructure, and Internet experience. Corporate Services accounted for 17% of total third quarter 2002 revenue.

To provide its service offerings, ICG combines its 5,704 route miles of metropolitan and regional fiber network infrastructure and its 46 voice and data switches with its nationwide fiber optic backbone, data points of presence, 26 asynchronous transfer mode switches, and numerous private and public Internet peering arrangements.  The design of the physical network permits the Company to offer flexible, high-speed telecommunications services to its customers.

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

On December 19, 2001, the Company filed a proposed Plan of Reorganization and a Disclosure Statement in the Bankruptcy Court. The Company subsequently filed a First Amended Disclosure Statement on March 1, 2002 and a Second Amended Disclosure Statement on March 26, 2002, which was amended on April 3, 2002.  The original Plan of Reorganization, the Disclosure Statement, the First Amended Disclosure Statement and the Second Amended Disclosure Statement are collectively referred to herein as the "Original Plan".  On April 3, 2002, the Company submitted the Original Plan to the Company's creditors for approval. On May 16, 2002, the Company's balloting agent filed an affidavit indicating that all classes of creditors entitled to vote had overwhelmingly accepted the Original Plan. On May 21, 2002, the Bankruptcy Court entered an order (the "Original Confirmation Order") confirming the Original Plan.

The Original Plan was formulated on the basis of extensive negotiations conducted among the Company and its primary constituencies.  As part of the Original Plan, the Company received commitment letters for new financing totaling $65 million (the "Original Exit Financing").  The Original Exit Financing was to be funded predominantly by Cerberus Capital Management, L.P. ("CCM").  Although the Bankruptcy Court confirmed the Original Plan, the closing of the Original Exit Financing transactions did not occur and the Original Plan did not become effective as a result of disagreements between the Company and CCM.

After consulting with the Company's official committee of unsecured creditors and the Company's senior secured lenders, the Company engaged in settlement discussions with CCM.  As a result of those negotiations, on July 25, 2002 the Company entered into an agreement with CCM that was embodied in a proposed modification to the Original Plan.  The Original Plan, as modified, is referred to herein as the "Modified Plan".

The Company determined that the changes to the Original Plan, as reflected in the Modified Plan, required a re-solicitation of votes from certain classes of creditors.  Thus, on July 26, 2002, the Company filed the proposed Modified Plan and a Supplement to the Disclosure Statement in the Bankruptcy Court.  On August 23, 2002, the Company submitted the Modified Plan to the Company's creditors for approval. On October 7, 2002, the Company's balloting agent filed an affidavit indicating that all classes of creditors entitled to vote had again overwhelmingly accepted the Modified Plan. On October 9, 2002, the Bankruptcy Court entered an order confirming the Modified Plan.  On October 10, 2002 (the "Effective Date"), the Company's Modified Plan became effective and the Company emerged from Chapter 11 bankruptcy protection.  See "Liquidity and Capital Resources" for a discussion of the Company's reorganized capital structure.

As used in this Quarterly Report, the term "Predecessor Company" refers to the Company and its operations for periods prior to emerging from bankruptcy on October 10, 2002, while the term "Reorganized Company" is used to describe the Company after October 10, 2002, concurrent with its emergence from bankruptcy protection.

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

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, uncollectible accounts receivable, long-lived assets, operating costs and accruals, reorganization costs, litigation and contingencies. Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Financial Reporting by Entities in Reorganization under the Bankruptcy Code and Fresh Start Accounting

Between November 14, 2000 and October 10, 2002, ICG operated as a debtor-in-possession under the supervision of the Bankruptcy Court.  ICG's financial statements for reporting periods within that period, including these financial statements, have been prepared in accordance with the provisions of Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

Effective with its emergence from bankruptcy on October 10, 2002, ICG will implement Fresh Start in accordance with generally accepted accounting principles and the requirements of SOP 90-7, which requires an allocation of the reorganization value in conformity with procedures specified by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations".

The reorganization value of ICG has been estimated at approximately $287.5 million and represents the total value of equity and debt.  The valuation is based on numerous assumptions, including, among other things, the achievement of certain operating results, market values of publicly traded securities of other similar companies, and general economic and industry conditions.  The assumptions, although made in good faith, are inherently uncertain; therefore, actual results could differ materially from the Modified Plan.  The assumptions underlying the valuation are described in more detail in the disclosure statement sent to security holders entitled to vote on the Modified Plan and were attached as an exhibit to the ICG Current Report on Form 8-K filed on August 9, 2002.

Based on ICG's $287.5 million estimated reorganization value as of October 10, 2002, ICG expects to record approximately $500 million of reorganization charges in the Predecessor Company's final statement of operations for 2002 to adjust the historical carrying value of its assets and liabilities to fair market value. ICG also expects to record approximately $5 billion of gain on the cancellation of certain pre-petition debt in the Predecessor Company's final statement of operations for 2002.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

Reorganized Capital Structure

Pursuant to the Modified Plan, all outstanding shares of the Predecessor Company's common and preferred stock were cancelled on October 10, 2002.  Holders of allowed general unsecured claims against the Company will receive one hundred percent (100%) of the 8,000,000 initially issued shares of common stock of the Reorganized Company (the "New Common Shares") based on an allocation method described in the Modified Plan.  The Bankruptcy Court set October 9, 2002 as the record date for purposes of making distributions under the Modified Plan.  According to the Modified Plan, distribution of the New Common Shares is to take place on a date (the "Distribution Date") occurring as soon as practicable after the Effective Date.  The Distribution Date has not yet been determined, but is expected to occur no later than December 31, 2002.

Holders of general unsecured claims against ICG Communications, Inc. and ICG Holdings, Inc. and its subsidiaries will also be issued warrants to purchase up to 800,000 New Common Shares at a strike price equal to the Reorganized Company's equity value per share on the Effective Date.

Options to purchase 768,137 New Common Shares at a strike price equal to the Reorganized Company's equity value per share on the Effective Date will be granted to employees designated in the management option plan as set forth in the Modified Plan. In addition, to the extent that more than 10,241,821 New Common Shares are issued in connection with the Modified Plan, the management option plan will reserve additional options on a pro rata basis so that the number of options available for the management option plan will represent 7.5% of the New Common Shares, after giving effect to all warrants and other securities convertible into the New Common Shares.

Pursuant to the Modified Plan, on October 10, 2002, the Company received new financing consisting of a $25 million senior subordinated term loan (the "Senior Subordinated Term Loan"), which was used to pay down a portion of the Company's existing senior secured credit facility (the "Senior Facility") to a balance of approximately $59 million.  The Senior Facility balance was then cancelled and replaced with new terms and new notes (the "Secured Notes").  The Secured Notes are secured by substantially all assets of the Company.  The principal balance of the Secured Notes is projected to begin amortizing in August 2003 and will mature in May 2005.

Interest on the Secured Notes accrues at a premium of 3.5% to 6.0% over LIBOR or, at the Company's option, at a premium of 2.25% to 4.75% over the bank's prime rate.  The interest rate premium at any given time is determined based on the cumulative amount of the principal prepayments made by the Company.  Interest is payable quarterly in arrears.  The weighted average interest rate on October 10, 2002 was 9.5%; the rate was reduced to 7.9% on November 6, 2002.

The Senior Subordinated Term Loan is subordinate to the Secured Notes and is secured by liens on substantially all assets of the Company.  The loan accrues interest at 14% per annum, which is payable monthly in arrears, and matures on July 25, 2006. In addition, two separate issuances of warrants to purchase a total of 673,684 New Common Shares of the Reorganized Company will be issued in connection with the Senior Subordinated Term Loan.  Warrants to purchase 200,000 New Common Shares have an exercise price equal to the new equity value per share on the Effective Date.  Warrants to purchase 473,684 New Common Shares have an exercise price of $0.01.  Both warrant issuances expire, if unexercised, on July 25, 2007.  The warrants have an estimated fair market value of approximately $5 million, which has been established as a debt discount with a corresponding increase to additional paid-in capital of stockholders' equity in the Reorganized Company pro forma balance sheet.

The Secured Notes and the Senior Subordinated Term Loan require the Company to meet certain financial covenants, including minimum EBITDA requirements and capital expenditure limitations.  The Secured Notes and the Senior Subordinated Term Loan covenants also require that the Company maintain a minimum cash balance equal to 75% of the outstanding principal amount of the Secured Notes until July 25, 2003, and 50% of the outstanding principal balance thereafter.

Fresh Start Accounting

Certain post-confirmation proceedings continue in the Bankruptcy Court relating to pre-petition claims filed by creditors, administrative claims and claims for damages on rejected executory contracts.  As of the Effective Date, the Reorganized Company's pro forma balance sheet includes approximately $20 million in estimated accrued liabilities for the settlement of such claims.  In addition, approximately $25 million of other debt consists primarily of notes issued to vendors, taxing authorities and professional services providers.

The pro forma balance sheets of the Predecessor and the Reorganized Company on the Effective Date reflecting the adoption of Fresh Start are presented below (amounts in thousands).  Fresh Start adjustments are based on a preliminary allocation of the reorganization value to assets and liabilities.  The final allocation of the reorganization value could vary materially from the preliminary allocation pending the outcome of the aforementioned post-confirmation Bankruptcy Court proceedings, fair value appraisals and other factors.

	Pro Forma Pre-Confirmation Balance Sheet October 10, 2002	Pro Forma Reorganized Balance Sheet October 10, 2002

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$109,720	$55,075
Restricted cash, current	-	15,778
Receivables, net	28,750	28,750
Prepaid expenses and deposits	10,740	7,539

Total current assets	149,210	107,142
Property and equipment, net	497,109	244,793
Restricted cash, non-current	7,019	35,921
Other assets	12,454	12,133

Total Assets	665,792	399,989

Liabilities
Current liabilities:
Accounts payable	10,294	10,294
Accrued liabilities – bankruptcy claims	2,371	19,510
Accrued liabilities – other	46,043	45,970
Deferred revenue	7,272	15,522
Current portion of debt and capital leases	-	17,102

Total current liabilities	65,980	108,398
Long-term liabilities:
Bank debt	-	51,400
Capital lease obligations	51,154	86,476
Senior subordinated term loan, net of $5 million of debt discount	-	19,711
Other debt	348	25,379
Deferred revenue	-	26,036

Total long-term liabilities	51,502	209,002
Liabilities subject to compromise	2,722,778	-

Total liabilities	2,840,260	317,400

Redeemable preferred stock	1,289,789	-

Stockholders' deficit – Predecessor Company	(3,464,257)	-
Stockholders' equity – Reorganized Company	-	82,589

Total Liabilities and Stockholders' Equity (Deficit)	$665,792	$399,989

Funding Requirements

The Company had cash and cash equivalents of $110 million at September 30, 2002.  On October 10, 2002, immediately after the Company restructured its existing indebtedness and emerged from bankruptcy, it had cash and cash equivalents and restricted cash totaling $107 million, which is comprised of the following: (i) cash and cash equivalents of $55 million; (ii) restricted cash – current of $16 million, which represents the amount the Company expects will be available for current operations within one year; and (iii) restricted cash – non-current of $36 million. The Company expects to pay approximately $20 million in the next year to certain holders of pre-petition claims, professional services providers, and other parties for matters relating to the Company's bankruptcy proceedings.  The Company anticipates that it will need additional financing by 2005 in order to refinance the Secured Notes that are due in 2005.

The Company expects that the demand for telecommunication services will grow and, notwithstanding the current downturn in the general economy and the telecommunications industry in particular, that it will be able to increase its relatively small share of the markets it serves. The Company also believes that as revenues grow, cash provided by operating activities will increase. The Company anticipates that it will be able to refinance all or a portion of the amounts due at the term of the respective debt facilities, although such refinancing is contingent upon market conditions and the Company's results of operations and is therefore not assured.

Capital Commitments

Contractual Cash Commitments

The following table summarizes the Company's contractual cash commitments at September 30, 2002:

	Three Months Ended December 31, 2002	2003	2004	2005	2006 – 2022

	(in thousands)
Principal payments on debt and capital lease obligations (1)
Capital lease obligations (2)	$ 238	$ 9,146	$ 9,263	$ 9,337	$ 98,910
Secured Notes	-	3,728	8,196	47,462	-
Senior Subordinated Term Loan (3)	-	-	-	-	25,000
Other debt	2,084	7,275	7,290	4,106	4,623

	2,322	20,149	24,749	60,905	128,533
Other obligations
Interest payments, net	4,197	18,551	16,297	14,824	98,350
Restructuring fees and commitments (4)	7,217	20,188	-	-	-
Operating leases, rents and other contracts (5)	7,298	20,230	14,005	12,939	58,512

	18,712	58,969	30,302	27,763	156,862

Total Contractual Cash Obligations	$ 21,034	$ 79,118	$ 55,051	$ 88,668	$ 285,395

_____________________

(1)	Excludes the interest component included in "Interest payments".

(2)	Includes amounts for interest accreted into the principal balance of certain capital lease obligations.

(3)

The proceeds from the Senior Subordinated Term Loan were used to pay down the Senior Facility balance by $25 million on October 10, 2002.  The Senior Facility was then cancelled and replaced with the Secured Notes on the Effective Date in accordance with the Modified Plan.

(4)

Includes the estimated settlement of Administrative (Professional fees), Convenience and Priority Claims and cash disbursed with the affirmation of certain executory contracts (as these terms are defined in the Modified Plan).

(5)	The Company accounts for such expenses primarily under Operating Costs and Selling, General and Administrative expenses in the Statement of Operations.

Capital Expenditures

Capital expenditures, exclusive of amounts required to maintain the current network functionality, will be driven by customer demand for the Company's services. If customer demand for new services does not meet management's expectations, capital expenditures will be proportionally reduced.  The Company also has available capacity on its data backbone, metropolitan and regional fiber networks and in its modem banks. It is the Company's objective to use this capacity to generate future revenue streams.  Also, the Secured Notes and the Senior Subordinated Term Loan contain financial covenants that prohibit the Company from exceeding capital expenditure limitations, as detailed herein.

Assessment of Risks and Uncertainty

Availability of Financing

Based on the Company's EBITDA projections included in the Modified Plan, and assuming the Company does not raise additional funds or cut its projected capital spending, the Company would need to request a modification or waiver with respect to the minimum cash balance covenant by the first quarter of 2004.  The Company's EBITDA projections included in the Modified Plan, however, are based on the good faith assumptions of management, which are inherently uncertain. Actual results could differ materially from the Modified Plan, which in turn could impact the Company's compliance with the financial covenants.  Management anticipates that the Company's business plan provides sufficient flexibility to reduce spending as appropriate to remain in compliance with this covenant.   New sources of capital may also be available beyond that which is currently projected by management.

In addition, the Company anticipates that it will need additional financing by 2005 in order to refinance the Secured Notes that are due in 2005.  There is no assurance that the Company will be able to secure additional capital or alternative financing on acceptable terms, or at all.

Business Environment

The general economic downturn and the severe downturn in the telecommunications industry have resulted in increased exposure to several risks, including customer credit risk, increased customer disconnections, pricing pressure created by an oversupply of backbone and other services, and possible financial difficulties that may be experienced by the Company's suppliers.

The slowing economy has caused various customers to cease operations, file for bankruptcy protection or look for opportunities to cut costs.  As a result, the Company continues to experience customers disconnecting services, which results in downward pressure on revenue.  During the third quarter of 2002, $2 million of recurring revenue was eliminated due to customer disconnections.  Management is unable to predict when such economic trends will improve.

While bankruptcies and financial difficulties in the telecommunications industry present a threat to revenue growth, the contraction in the number of service providers may benefit the Company. As some emerging providers cease operations, their customers may seek to purchase services from the Company.

There is no assurance, however, that the Company will realize any benefits from the downturn in the telecommunications industry or that the Company will not be materially adversely affected by conditions in the industry or the economy in general.

The immense capital investments made in the telecommunications industry have created an oversupply of network infrastructure.  Combined with this oversupply, rapid technological advancements and intense competition have resulted in significant pricing pressure in each of the Company's main service areas. While the Company believes it is price-competitive overall, it cannot predict the impact that the oversupply of network infrastructure will have on future operating results.

The Company's suppliers may also become adversely affected by overall industry trends and may experience financial difficulties.  There is no assurance that the Company will be able to replace lost vendor contracts under similar terms.

Reciprocal Compensation

Reciprocal compensation rates are established by interconnection agreements between the parties.  The Company has executed interconnection agreements with every ILEC and while the initial terms of some of those agreements have expired or are soon expiring, the Company is in the process of renegotiating and extending the terms of the interconnection agreements.  The interconnection agreements currently in effect with three major ILECs expire in June 2004, June 2003 and October 2003, respectively.

In most states in which the Company provides services, regulatory bodies have established lower traffic termination rates than the rates provided under the Company's interconnection agreements.   As a result, future rates will likely be lower than the rates under the expiring interconnection agreements.

Reciprocal Compensation revenue is discussed in more detail under "Results of Operations".

Federal Regulation

The Company utilizes certain ILEC network elements in order to reach the Company's customers.  These network elements include transport facilities that interconnect the Company’s network with the ILEC’s network, as well as "last mile facilities", which connect the end user premises with the telecommunications services provider.  Of concern to the Company is whether Congress and/or the Federal Communications Commission will seek to modify various rules and regulations regarding access to the ILEC network elements.  Any significant change in policy that either limits or eliminates the Company’s ability to purchase such network elements could impair the Company’s ability to implement its network deployment strategies.

Customer Concentration

The Company has substantial business relationships with a few large customers. For the three months ended September 30, 2001, and 2002, the top ten customers accounted for 54% and 68%, respectively, of total revenue. For the nine months ended September 30, 2001, and 2002, the top ten customers accounted for 50% and 64%, respectively, of total revenue.

The Company's largest customer, Qwest Communications Corporation (together with its affiliated entities, "Qwest"), accounted for 21% and 31% of total revenue in the three months ended September 30, 2001, and 2002, respectively. Qwest accounted for 15% and 29% of total revenue in the nine months ended September 30, 2001, and 2002, respectively.

In the three and nine months ended September 30, 2002, the companies that individually represented more than 5% of total revenue were Qwest, UUNet (a division of WorldCom, Inc.) and a large national ISP.  MCI, also a subsidiary of WorldCom, was one of the top ten customers, although it individually represented less than 5% of total revenue in the three and nine months ended September 30, 2002.  WorldCom represented 8% and 10% of the Company's total revenue in the three months ended September 30, 2001 and 2002, respectively.  WorldCom represented 9% and 11% of total revenue in the nine months ended September 30, 2001 and 2002, respectively.

Since WorldCom's bankruptcy filing, ICG has continued to provide service to WorldCom.   Under the Bankruptcy Code, WorldCom can elect to affirm or reject its pre-petition contracts with ICG.  If WorldCom rejects one or more of its pre-petition contracts with ICG, ICG's results of operations and financial condition could be materially negatively impacted.

Several of ICG's customers have approached ICG about possibly settling or restructuring their service contracts.  If the Company agrees to settle or restructure any significant customer contracts, ICG's results of operations and financial condition could be materially impacted. At this time, the Company cannot predict the possible outcome of such negotiations.

Off Balance Sheet Financing

The Company has no off balance sheet financing other than long term commitments for operating leases and rents.

Historical Cash Activities

Net Cash Provided (Used) By Operating Activities

The Company's operating activities before reorganization items provided $32 million in 2001 and 2002.  For the nine months ended September 30, 2002 working capital items used cash of $22 million, primarily due to a $28 million decrease in accounts payable and accrued liabilities.  For the nine months ended September 30, 2001, working capital items provided cash of $18 million, primarily due to $20 million decrease in receivables.

The Company's operating activities used $33 million and provided $6 million in the nine months ended September 30, 2001 and 2002, respectively.  Net cash from operating activities is comprised primarily of net losses, reorganization items and fluctuations in operating assets and liabilities (working capital), offset by non-cash items included in the net losses, such as depreciation and amortization, provision for uncollectible accounts and deferred interest expense.

Reorganization items included in cash flows from operating activities used $65 million and $26 million in 2001 and 2002, respectively.  Reorganization items represent primarily reorganization expense, net, adjusted for non-cash items recognized during the bankruptcy process, and are comprised primarily of changes in liabilities subject to compromise, gains and losses related to contract settlements and disposals of long-lived assets, and post-petition accruals directly related to reorganization activities.

Net Cash Used By Investing Activities

Investing activities used $5 million and $34 million in the nine months ended September 30, 2001 and 2002, respectively.  Net cash used by investing activities is primarily comprised of cash purchases of property and equipment, proceeds from disposition of property, equipment and other assets, purchases and sales of short-term investments, and fluctuations in long-term deposit balances.

Net Cash Used By Financing Activities

Financing activities used $20 million and $8 million in the nine months ended September 30, 2001 and 2002, respectively.  Cash used by financing activities in 2001 and 2002 represents primarily principal payments on capital lease obligations.

During the pendency of the Bankruptcy Court cases, the Company did not pay any principal due under the Senior Facility.  However, the Company continued to make interest-only payments on the Senior Facility balance through the Effective Date.  Pursuant to the Modified Plan, on October 10, 2002, the Company received the $25 million Senior Subordinated Term Loan, which was used to pay down the Senior Facility to a balance of approximately $59 million.  The Senior Facility balance was then replaced with the Secured Notes.

As of September 30, 2002, the Company had an aggregate accreted value of approximately $2 billion outstanding under the 13 1/2% Senior Discount Notes due 2005, the 12 1/2% Senior Discount Notes due 2006, the 11 5/8% Senior Discount Notes due 2007, the 10% Notes and the 9 7/8% Notes.  Effective October 10, 2002, this debt was discharged pursuant to the confirmation of the Modified Plan and ICG's emergence from bankruptcy protection, and a corresponding extraordinary gain will be recorded.

As of September 30, 2002, an aggregate amount of approximately $1.3 billion was outstanding under the 6 3/4% Preferred Securities, the 14% Preferred Stock, the 14 1/4% Preferred Stock and the 8% Series A Convertible Preferred Stock.  Effective October 10, 2002, all Preferred Stock was discharged pursuant to the confirmation of the Modified Plan and ICG's emergence from bankruptcy protection, and a corresponding extraordinary gain will be recorded.

Capital Expenditures

The Company's capital expenditures, which represent assets acquired with cash and capital leases, were $74 million and $41 million for the nine months ended September 30, 2001 and 2002, respectively.

RESULTS OF OPERATIONS

The following table provides a breakdown of revenue, operating costs and selling, general and administrative expenses for the Company for the periods indicated.  The table also shows certain revenue, expenses, operating loss, and EBITDA as a percentage of the Company's total revenue.

	Financial Data (unaudited)
	Three months ended September 30,				Nine months ended September 30,

	2001		2002		2001		2002

	$	%	$	%	$	%	$	%

	($ values in thousands)
Statement of Operations Data:
Revenue	124,071	100	105,914	100	381,720	100	320,865	100
Operating costs	84,954	68	63,053	60	282,329	74	191,343	59
Selling, general and administrative	23,469	19	16,128	15	80,635	21	67,690	21
Depreciation and amortization	18,301	15	21,442	20	50,484	13	66,379	21
Loss (gain) on disposal of asset	1,908	2	(570)	(1)	9,541	3	(684)	-
Provision for impairment of long-lived assets	-	-	30	-	-	-	673	-

Operating loss	(4,561)	(4)	5,831	6	(41,269)	(11)	(4,536)	(1)

Other Data:
EBITDA (1)	15,648	13	26,733	25	18,756	5	61,832	19
Net cash provided (used) by operating activities	3,940		21,854		(33,414)		5,988
Net cash provided (used) by investing activities	2,033		(13,119)		(4,514)		(34,338)
Net cash (used) by financing activities	(1,822)		(514)		(19,605)		(8,484)
Capital expenditures (2)	6,744		17,062		74,018		41,285

	Statistical Data (unaudited) (3)
	September 30,	December 31,	March 31,	June 30,	September 30,
	2001	2001	2002	2002	2002

Full time employees	1,389	1,368	1,342	1,138	1,147
Telecom services:
Access lines in service, in thousands (4)	789	742	807	834	870
Buildings connected:
On‑net	902	901	911	912	909
Hybrid (5)	6,315	5,727	5,189	4,748	4,413

Total buildings connected	7,217	6,628	6,100	5,660	5,322
Operational switches:
Circuit	43	43	47	46	46
ATM	26	27	25	26	26

Total operational switches	69	70	72	72	72
Operational regional fiber route miles (6):	5,542	5,542	5,542	5,542	5,704
Operational regional fiber strand miles (7):	165,847	165,847	165,847	165,927	166,228
Collocations with ILECs	148	161	160	158	158

(1)

EBITDA consists of net income (loss) from continuing operations before interest, income taxes, reorganization expense, net, depreciation and amortization, other expenses, net.  EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles for the periods indicated. EBITDA is not a measurement under generally accepted accounting principles and is not necessarily comparable with similarly titled measures of other companies.  Net cash flows from operating, investing and financing activities of continuing operations as determined using generally accepted accounting principles are also presented in Other Data.  The following table is a reconciliation of the net loss reported by the Company to EBITDA:

	Three months ended September 30,		Nine months ended September 30,

	2001	2002	2001	2002

	(in thousands, except per share data)

Net income (loss)	$25,764	$(5,016)	$(60,914)	$(54,335)
Depreciation and amortization	18,301	21,442	50,484	66,379
Interest expense	277	5,087	24,076	15,390
Reorganization expense (income), net	(30,697)	5,673	(3,192)	34,405
Loss (gain) on disposal of assets	1,908	(570)	9,541	(684)
Provision for impairment of long-lived assets	-	30	-	673
Other expense (income), net	95	87	(1,239)	4

EBITDA	$15,648	$26,733	$18,756	$61,832

(2)	Capital expenditures include assets acquired with cash, payables, and pursuant to capital leases and indefeasible rights of use ("IRU") agreements.

(3)	Amounts presented are for three-month periods ended, or as of the end of the period presented.

(4)	Access lines in service include only provisioned lines generating revenue.

(5)	Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities.

(6)

Regional fiber route miles refers to the number of miles of fiber optic cable, including leased fiber.  As of September 30, 2002, the Company had 5,704 regional fiber route miles, 3,723 of which were leased.

(7)

Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path.  As of September 30, 2002, the Company had 166,228 regional fiber strand miles, 44,148 of which were leased.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenue

	Three months ended September 30,

	2001		2002

	$	%	$	%

Dial-Up	45,380	37	45,959	43
Point-to-Point Broadband	34,889	28	23,291	22
Corporate Services	25,210	20	17,902	17
Reciprocal Compensation	18,592	15	18,762	18

Total Revenue	124,071	100	105,914	100

Total revenue decreased $18 million, or 15%, for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001.  The decrease was primarily due to an $11 million decrease in Point-to-Point Broadband revenue and a $7 million decrease in Corporate Services revenue.  In the three months ended September 30, 2002, $2 million of revenue earned between July 1, 2002 and July 21, 2002 was not recorded due to WorldCom’s bankruptcy filing on July 21, 2002.

The general economic downturn and the severe downturn in the telecommunications industry have resulted in an oversupply of network infrastructure.  In addition, the slowing economy has resulted in many of the Company's customers ceasing operations, filing for bankruptcy protection, or looking for opportunities to cut costs.  The effects on the Company include higher levels of customer disconnections and increased pricing pressure on new and existing customer contracts.  In addition, customers are taking longer to make buying decisions, thus lengthening the sales cycle.

Dial-Up

Dial-Up revenue is earned by providing PRI ports (one- and two- way) and managed modem (IRAS) services to ISPs and other communication service companies.  Dial-Up revenue is comprised of (i) monthly recurring revenue, which includes fixed monthly service revenue and service revenue directly attributable to usage and (ii) non-recurring revenue, which includes installation revenue, billing adjustments and credits, and other non-recurring items.

Dial-Up revenue did not fluctuate significantly from 2001 to 2002.  For the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, monthly recurring revenue increased 2% due to a 20% increase in the average line count, which was offset by a 14% decrease in the average monthly revenue per line, excluding the effect of the unrecognized WorldCom revenue.  The average monthly revenue per line decreased due to customer disconnections, and their replacement at lower contractual rates.  Dial-Up revenue's contribution to total revenue rose from 37% in the third quarter of 2001 to 43% in the third quarter of 2002.

Point-to-Point Broadband

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

Point-to-Point Broadband revenue decreased 32% from $35 million in 2001 to $23 million in 2002.  The decrease in Point-to-Point Broadband revenue was comprised of decreases in special access, switched access and SS7 revenues of 26%, 64% and 63%, respectively, which occurred primarily due to IXC customer churn as a result of the downturn in the telecommunications industry.  Point-to-Point Broadband revenue's contribution to total revenue declined from 28% in the third quarter of 2001 to 22% in the third quarter of 2002.

Corporate Services

Corporate Services revenue includes: (i) local enhanced telephony ("Voice"); (ii) dedicated internet access ("DIA") provided to businesses over ICG's major metropolitan fiber optic networks or lines leased from the ILECs; and (iii) other business services.  Other business services include carrier access billing service ("CABS"), which is generated from the origination & termination of switched access traffic, as well as long distance revenue in 2001.

Corporate Services revenue decreased 29% from $25 million in 2001 to $18 million in 2002.  Voice revenue decreased $7 million primarily due to a 39% decrease in the average line count and a 2% decrease in the average monthly revenue per line, excluding the effect of the unrecognized WorldCom revenue.  The decrease in the average line count is primarily the result of customer churn, as well as planned transition of customers in certain service areas.  Corporate Services line count decreased approximately 4% during the three months commencing on June 30, 2002 and ending on September 30, 2002.  During that period lines installed represented approximately 9% of the installed base as of June 30, 2002 and disconnects represented approximately 13% of that base.

Corporate Services revenue was also impacted by an increase in CABS revenue as a result of a settlement with an IXC, offset by the Company's transition out of the long-distance business in the fourth quarter of 2001.  Corporate Services' contribution to total revenue declined from 20% in the third quarter of 2001 to 17% in the third quarter of 2002.

Reciprocal Compensation

Reciprocal Compensation revenue is primarily earned pursuant to interconnection agreements with ILECs for the transport and termination of calls originated by ILEC customers, including Internet bound calls.  Reciprocal Compensation revenue includes $3 million and $7 million from customer settlements in the three months ended September 30, 2001 and 2002, respectively.  Excluding these settlements, Reciprocal Compensation revenue would have decreased 27% primarily due to contractual and regulated rate reductions.  Reciprocal Compensation’s contribution to total revenue increased from 15% in 2001 to 18% in 2002.  The Company anticipates that Reciprocal Compensation revenue will decline in the future based on future negotiated and regulated rate reductions and the expiration of agreements beginning in the first quarter of 2003.

Operating costs

Total operating costs decreased 26% from $85 million for the three months ended September 30, 2001 to $63 million for the same period in 2002.  As a percentage of revenue, operating costs also decreased from 68% in the third quarter of 2001 to 60% in the third quarter of 2002.  Operating costs consist primarily of payments to ILECs, other CLECs, and long distance carriers for the use of network facilities to support local, special, switched access services, and long distance services as well as internal network operating costs, right of way fees and other operating costs.  Internal network operating costs include the cost of engineering and operations personnel dedicated to the operations and maintenance of the network.  Since filing for bankruptcy, the Company has significantly reduced excess network capacity, eliminated services in unprofitable markets, and reconfigured its network for better performance.  This has resulted in lower operating costs for both internal and leased network facilities.

Selling, general and administrative ("SG&A") expenses

Total SG&A expenses decreased 31% from $23 million for the three months ended September 30, 2001 to $16 million for the same period in 2002.  As a percentage of revenue, SG&A expenses decreased from 19% for 2001 to 15% for 2002.

In November 2002 the Company determined that its 2002 annual operating performance would not meet the established threshold for paying out employee bonuses.  Therefore, the Company fully reversed the employee bonus accrual as of September 30, 2002.  SG&A expenses for the three months ended September 30, 2002 are shown net of approximately $6 million of adjustments to reverse employee bonus-related expenses originally recorded in the first half of 2002.

Depreciation and amortization

Depreciation and amortization increased 17% from $18 million for the three months ended September 30, 2001 to $21 million for the same period in 2002, primarily due to higher levels of property and equipment placed in service and subject to depreciation.

Interest expense

Interest expense increased from $0.3 million for the three months ended September 30, 2001 to $5 million for the same period in 2002, primarily due a third quarter 2001 adjustment to previously recorded interest expense in connection with the Company's rejection of certain capital leases during the bankruptcy process.  This was offset by the elimination of interest expense on capital leases rejected by the Company in connection with the bankruptcy process, as well as the elimination of the Debtor-In-Possession Revolving Credit Agreement deferred financing cost amortization included in interest expense in 2001.  The Company terminated the Revolving Credit Agreement on November 7, 2001 and wrote off the remaining unamortized deferred financing costs to interest expense at that time.

Reorganization income (expense), net

Reorganization expense, net was $6 million in the three months ended September 30, 2002, compared to reorganization income, net of $31 million in the three months ended September 30, 2001.  Reorganization income (expense), net consists of items associated with the bankruptcy proceedings that are not directly attributable to the ongoing operations of the Company.  The change is due primarily to a $40 million decrease in the gain recorded for settlements and disposals of long-lived assets.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenue

	Nine months ended September 30,

	2001		2002

	$	%	$	%

Dial-Up	132,631	35	135,237	42
Point-to-Point Broadband	113,406	30	80,261	25
Corporate Services	84,307	22	55,588	17
Reciprocal Compensation	51,376	13	49,779	16

Total Revenue	381,720	100	320,865	100

Total revenue decreased $61 million, or 16%, for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.  The decrease was due primarily to a $33 million decrease in Point-to-Point Broadband revenue, a $29 million decrease in Corporate Services revenue, and a $2 million decrease in Reciprocal Compensation revenue, offset by a $3 million increase in Dial-Up revenue.  In the nine months ended September 30, 2002, $2 million of revenue earned between July 1, 2002 and July 21, 2002 was not recorded due to WorldCom’s bankruptcy filing on July 21, 2002.

Dial-Up

Dial-Up revenue increased 2% from $133 million in 2001 to $135 million in 2002.  For the nine months ended September 30, 2002, Dial-Up revenue includes $4 million of contractually obligated revenue with no corresponding lines in service relating to a take-or-pay contract.  For the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, monthly recurring revenue decreased 7% due to a 19% decrease in the average monthly revenue per line, excluding the effect of the unrecognized WorldCom revenue and the revenue from the take-or-pay contract, offset by a 16% increase in the average line count.   The average monthly revenue per line decreased due to customer disconnections, and their replacement at lower contractual rates.  Dial-Up revenue's contribution to total revenue rose from 35% in the first nine months of 2001 to 42% in the first nine months of 2002.

Point-to-Point Broadband

Point-to-Point Broadband revenue decreased 29% from $113 million in 2001 to $80 million in 2002.  The decrease in Point-to-Point Broadband revenue was comprised of decreases in special access, switched access and SS7 revenues of 23%, 58% and 54%, respectively, which occurred primarily due to IXC customer churn as a result of the downturn in the telecommunications industry.  Point-to-Point Broadband revenue's contribution to total revenue declined from 30% in the first nine months of 2001 to 25% in the first nine months of 2002.

Corporate Services

Corporate Services revenue decreased 34% from $84 million in 2001 to $56 million in 2002.  Voice revenue decreased $28 million primarily due to a 43% decrease in the average line count and a 2% decrease in the average monthly revenue per line, excluding the effect of the unrecognized WorldCom revenue.  The decrease in the average line count is primarily the result of customer churn, as well as planned transition of customers in certain service areas.  Corporate Services revenue was also impacted by an increase in CABS revenue, offset by the Company's transition out of the long-distance business in the fourth quarter of 2001.  Corporate Services revenue's contribution to total revenue declined from 22% in the first nine months of 2001 to 17% in the first nine months of 2002.

Reciprocal Compensation

Reciprocal Compensation revenue decreased 3% from $51 million in 2001 to $50 million in 2002.  Reciprocal Compensation's contribution to total revenue increased from 13% in 2001 to 16% in 2002.  Reciprocal Compensation revenue includes $4 million and $12 million from customer settlements in the nine months ended September 30, 2001 and 2002, respectively.  Excluding these settlements, Reciprocal Compensation revenue would have decreased 21% primarily due to contractual and regulated rate reductions.  The Company anticipates that Reciprocal Compensation revenue will decline in the future based on future negotiated and regulated rate reductions and the expiration of agreements beginning in the first quarter of 2003.

Operating costs

Total operating costs decreased 32% from $282 million for the nine months ended September 30, 2001 to $191 million for the same period in 2002.  As a percentage of revenue, operating costs also decreased from 74% in the first nine months of 2001 to 59% in the first nine months of 2002.  Since filing for bankruptcy, the Company has significantly reduced excess network capacity, eliminated services in unprofitable markets, and reconfigured its network for better performance.  This has resulted in lower operating costs for both internal and leased network facilities.

Selling, general and administrative ("SG&A") expenses

Total SG&A expenses decreased 16% from $81 million for the nine months ended September 30, 2001 to $68 million for the same period in 2002.  SG&A expenses represented 21% of revenue for the nine months ended September 30, 2001 and 2002.  SG&A expenses decreased primarily due to (i) reduced costs associated with lower headcount; (ii) lower bad debt expense due to improved collections and customer settlements; (iii) lower facilities costs achieved in connection with the Company’s consolidation of its locations during the bankruptcy reorganization; and (iv) lower software maintenance costs.  In addition, real estate and personal property taxes decreased as a result of write downs in the value of the Company’s property and equipment.

Depreciation and amortization

Depreciation and amortization increased 31% from $50 million for the nine months ended September 30, 2001 to $66 million for the same period in 2002, primarily due to higher levels of property and equipment placed in service and subject to depreciation.

Interest expense

Interest expense decreased 36% from $24 million for the nine months ended September 30, 2001 to $15 million for the same period in 2002, primarily due to the elimination of interest expense on capital leases rejected by the Company in connection with the bankruptcy process, as well as the elimination of the Debtor-In-Possession Revolving Credit Agreement deferred financing cost amortization included in interest expense in 2001, which amounted to $6 million for the 9 months ended September 30, 2001.  The Company terminated the Revolving Credit Agreement on November 7, 2001 and wrote off the remaining unamortized deferred financing costs to interest expense at that time.

Reorganization income (expense), net

Reorganization expense, net was $34 million in the nine months ended September 30, 2002, compared to reorganization income, net of $3 million in the nine months ended September 30, 2001.  The change was due primarily to a $33 million reduction in the gain recorded for settlements and disposals of long-lived assets, an $18 million increase in contract termination expenses and a $4 million decrease in interest income, offset by decreases in severance and employee retention costs of $9 million, legal and professional fees of $3 million, switch site closure costs of $2 million and other expenses of $3 million.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. As of the Effective Date, the Company’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Senior Notes outstanding principal balance.   The weighted average interest rate applicable to the Senior Notes outstanding principal balance on October 10, 2002 was 9.5%; the rate was reduced to 7.9% on November 6, 2002.  A hypothetical change in annual interest rate of 1% per annum applied to the Senior Notes outstanding principal balance on October 10, 2002 would result in additional interest expense of approximately $0.6 million.

The Company does not, in the normal course of business, use derivative financial instruments for trading or speculative purposes.

ITEM 4.    CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report.  Based on this evaluation, the officers have concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing on a timely basis material information required to be included in the Company's periodic filings under the Securities Exchange Act of 1934.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II

ITEM 1.
LEGAL PROCEEDINGS

On November 14, 2000, the Company and most of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware (Joint Case Number 00-4238 (PJW)).  On October 10, 2002 ICG emerged from the Bankruptcy Court proceedings pursuant to the terms of its Modified Plan. The Modified Plan was filed with the Bankruptcy Court on July 25, 2002 and was confirmed on October 9, 2002.  Pursuant to the Bankruptcy Code, all pre-petition securities claims against ICG were discharged upon the confirmation of the Modified Plan.

The legal actions against certain of the Company's former officers and directors are proceeding and these defendants have retained separate legal counsel to prepare a defense.   Effective October 10, 2002, the Company's former Chief Executive Officer, J. Shelby Bryan, and the Company's former President, William S. Beans, Jr., resigned from the Company's Board of Directors.

In January 2002, SBC Communications, Inc., on behalf of various subsidiaries (collectively "SBC"), filed a motion in the Company's Bankruptcy case seeking permission to terminate the services it provides the Company pursuant to its interconnection agreements. SBC contended that the Company owed SBC in excess of $24 million related to past billing, and, as a result, was entitled to terminate services and pursue an administrative claim for the alleged past due receivable. The Company filed a response to SBC's motions stating that it did not owe a significant portion of the alleged past due amount. Additionally, the Company's response contended that SBC owed the Company considerably more than the Company owed SBC.

On March 29, 2002 the Company and SBC entered into a settlement agreement regarding wholesale services provided by SBC and the Company to each other pursuant to the interconnection agreements.  On April 30, the Bankruptcy Court issued an order approving the terms of the settlement.  On May 10, 2002, the order became final and non-appealable.  Amounts allegedly owed for the retail services, which are not governed by the interconnection agreements, have yet to be resolved.  The Company believes that the ultimate resolution of the remaining items relating to retail services will be immaterial to the Company's operating results.  As of the date of this quarterly report, the Company has not received the full amount of the settlement contemplated in the settlement agreement and is in negotiations with SBC regarding the interpretation of certain provisions of the settlement agreement.

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

ITEM 2.
CHANGES IN SECURITIES

As of September 30, 2002, there were 55,244,915 shares of the Company's old common stock outstanding (the "Old Common Stock"), all of which were cancelled on October 10, 2002, the Effective Date. Prior to the Petition Date, the Company had also issued the following preferred securities (the "Old Preferred Shares"): (i) 50,000 shares of ICG Communications, Inc. 8% Series A-1 Convertible Preferred Securities due 2015; (ii) 23,000 shares of ICG Communications, Inc. 8% Series A-2 Convertible Preferred Securities due 2015; (iii) 2,000 shares of ICG Communications, Inc. 8% Series A-3 Convertible Preferred Securities due 2015; (iv) 1,107,585 shares of ICG Funding, LLC Exchangeable Preferred Securities Mandatorily Redeemable 2009; (v) 13,029.25 shares of ICG Communications, Inc. 6 3/4% Preferred Stock Mandatorily Redeemable 2009; (vi) 162,071 shares of ICG Holdings, Inc. 14% Preferred Stock Mandatorily Redeemable 2008; (vii) and 272,510 shares of ICG Holdings, Inc. 14 1/4% Preferred Stock Mandatorily Redeemable 2007.  Under the provisions of the Modified Plan, the Old Preferred Shares have also been cancelled.

Holders of allowed general unsecured claims against the Company will receive one hundred percent (100%) of the 8,000,000 of the New Common Shares of the Reorganized Company. The allocation of New Common Shares is based upon the ultimate aggregate amount of allowed general unsecured claims against (i) the operating companies owned directly or indirectly by ICG Holdings, Inc. ("ICG Holdings"), including ICG Telecom Group, Inc. ("ICG Telecom" and, together with ICG Communications, Inc., ICG Holdings and ICG Telecom's subsidiaries, the "Holdings Debtors") and (ii) ICG Services, Inc., ICG Equipment, Inc., ICG NetAhead and ICG Mountainview, Inc., (the "Services Debtors"), respectively, and adjusted in settlement of certain intercompany claim issues. Based upon claim estimates contained in the Modified Plan, approximately fifty-nine and one-half percent (59.5%) of the New Common Shares will be distributed pro rata to holders of general unsecured claims against the Holdings Debtors and approximately forty and one-half percent (40.5%) of the New Common Shares will be distributed pro rata to holders of general unsecured claims against the Services Debtors.

The Amended and Restated Certificate of Incorporation of ICG Communications, Inc., effective as of October 10, 2002, was filed with the office of the Secretary of State of the State of Delaware on October 10, 2002.  The Company also adopted Amended and Restated Bylaws on the same date.  These documents were filed as exhibits 3.1 and 3.2 to ICG Communications, Inc.'s Current Report on Form 8-K dated October 9, 2002, and are incorporated herein by reference.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Due to the bankruptcy proceedings discussed in note 1 to the Company's unaudited consolidated financial statements for the three months ended September 30, 2002, the Company was in default under the 13 1/2 % Notes, 12 1/2% Notes, 11 5/8% Notes, 10% Notes, 9 7/8% Notes and the Senior Facility as of September 30, 2002.  In addition, the Company was in default under the 14 1/4% Preferred Stock, 14% Preferred Stock, 6 3/4% Preferred Securities and 8% Series A Convertible Preferred Stock as of September 30, 2002.  The Notes and Preferred Stock were cancelled in connection with the confirmation of the Company's Modified Plan and emergence from bankruptcy protection on October 10, 2002.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.
ITEM 5.
OTHER INFORMATION

None.

ITEM 6.
EXHIBITS AND REPORT ON FORM 8-K

(A) Exhibits.

2.4

Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated May 21, 2002. [Incorporated by reference to Exhibit 2.1 to ICG Communications, Inc.'s Current Report on Form 8-K dated May 21, 2002.]

2.5

Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated April 3, 2002.  [Incorporated by reference to Exhibit 2.2 to ICG Communications, Inc.'s Current Report on Form 8-K dated May 21, 2002.]

2.6

Disclosure Statement with Respect to Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated April 3, 2002.   [Incorporated by reference to Exhibit 2.3 to ICG Communications, Inc.'s Current Report on Form 8-K dated May 21, 2002.]

2.7

Modification to the Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated July 26, 2002. [Incorporated by reference to Exhibit 2.7 to ICG Communications, Inc.'s Current Report on Form 8-K dated August 9, 2002.]

2.8

Supplemental Disclosure With Respect to Second Amended Joint Plan of Reorganization of ICG Communications, Inc. Regarding Modification of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated July 26, 2002. [Incorporated by reference to Exhibit 2.8 to ICG Communications, Inc.'s Current Report on Form 8-K dated August 9, 2002.]

2.9

Senior Financing Agreement by and among ICG Communications, Inc. and its affiliated debtor subsidiaries identified herein, Royal Bank of Canada, as Administrative Agent and as collateral agent, and Wachovia Bank, National Association, as documentation agent, dated as of July 25, 2002.  [Incorporated by reference to Exhibit 2.9 to ICG Communications, Inc.'s Current Report on Form 8-K dated August 9, 2002.]

2.10

Supplemental Disclosure with Respect to Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated August 23, 2002.  [Incorporated by reference to Exhibit 2.8 to ICG Communications, Inc.'s Current Report on Form 8-K dated October 9, 2002].

2.11

Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession, as Modified, dated October 9, 2002.  [Incorporated by reference to Exhibit 2.9 to ICG Communications, Inc.'s Current Report on Form 8-K dated October 9, 2002].

3.1

Amended and Restated Certificate of Incorporation of ICG Communications, Inc. filed with the office of the Secretary of State of the State of Delaware on October 10, 2002.  [Incorporated by reference to Exhibit 3.1 to ICG Communications, Inc.'s Current Report on Form 8-K dated October 9, 2002].

3.2

Amended and Restated Bylaws of ICG Communications, Inc., effective as of October 10, 2002.  [Incorporated by reference to Exhibit 3.2 to ICG Communications, Inc.'s Current Report on Form 8-K dated October 9, 2002].

10.85

Note and Warrant Purchase Agreement by and among ICG Communications, Inc., Madeleine L.L.C. and Morgan Stanley & Co., Incorporated, dated as of July 25, 2002. [Incorporated by reference to Exhibit 10.85 to ICG Communications, Inc.'s Current Report on Form 8-K dated August 9, 2002.]

10.86

Escrow Agreement by and among ICG Communications, Inc., Madeleine L.L.C. and Morgan Stanley & Co., Incorporated, dated as of July 25, 2002.  [Incorporated by reference to Exhibit 10.86 to ICG Communications, Inc.'s Current Report on Form 8-K dated August 9, 2002.]

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Report on Form 8-K.
The following reports on Form 8-K were filed by the registrant during the three months ended September 30, 2002:

(i)	Current Report on Form 8-K dated August 9, 2002, announcing that:

a.	On July 25, 2002, the Debtors entered into the Senior Facility, the Note and Warrant Purchase Agreement and Escrow Agreement, pursuant to which $25 million was deposited into an escrow account.

b.	On July 26, 2002, the Company filed a modification to ICG's Second Amended Joint Plan of Reorganization with the Bankruptcy Court.

(ii)

Current Report on Form 8-K dated October 9, 2002, announcing that the Bankruptcy Court confirmed the Company's Modified Plan on October 9, 2002 and that the Modified Plan became effective and the Company emerged from bankruptcy protection on October 10, 2002.

                                                                                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2002.

ICG COMMUNICATIONS, INC.

Date: December 20, 2002	/s/ Richard E. Fish, Jr.

Richard E. Fish, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 20, 2002	/s/ John V. Colgan

John V. Colgan Senior Vice President and Controller (Principal Accounting Officer)

                                                                                    CERTIFICATIONS

I, Randall E. Curran, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ICG Communications, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	/s/ Randall E. Curran

Randall E. Curran Chief Executive Officer

CERTIFICATIONS (continued)

I, Richard E. Fish, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ICG Communications, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	/s/ Richard E. Fish, Jr.

Richard E. Fish, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ICG Communications, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall Curran, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

Notwithstanding the filing of the Report after the due date set forth in Securities Exchange Act Rule 13a-13 and after the extension period permitted by Rule 12b-25, the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: December 20, 2002	/s/ Randall E. Curran

Randall E. Curran Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ICG Communications, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard E. Fish, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

Notwithstanding the filing of the Report after the due date set forth in Securities Exchange Act Rule 13a-13 and after the extension period permitted by Rule 12b-25, the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: December 20, 2002	/s/ Richard E. Fish, Jr.

Richard E. Fish, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)