Form 10-K
period 2002-12-31
ICG COMMUNICATIONS INC /DE/
filed 2003-03-28
CIK 1013240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission File Number 1-11965)

ICG COMMUNICATIONS, INC.

(Exact names of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1342022 (IRS Employer Identification Number)

161 Inverness Drive West
Englewood, Colorado 80112
(Address of principal executive offices)

Registrant’s telephone numbers, including area codes: (888) 424-1144 or (303) 414-5000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value (8,000,000 shares outstanding as of March 14, 2003)

(Title of class)

Warrants to purchase Common Stock (800,000 warrants outstanding as of March 14, 2003)

(Title of class)

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ]   No[X]

As of March 14, 2003 the aggregate market value of ICG Communications, Inc. Common Stock held by non-affiliates (using the closing price of $3.40 on March 14, 2003) was approximately $19,615,804. This amount does not include approximately 2,230,646 shares held by the affiliates described in Part III, Item 12, “Certain Beneficial Owners.”

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]   No [  ]

PART I
ITEM 1. BUSINESS
BUSINESS OVERVIEW
REORGANIZATION AND EMERGENCE FROM BANKRUPTCY
BUSINESS AND STRATEGY
Product Offerings
Dial-Up Services (ISP Business)
Point-to-Point Broadband
Corporate Services
SALES, CUSTOMER CARE, MARKETING AND CUSTOMER CONCENTRATION
NETWORK AND FACILITIES
COMPETITION
REGULATORY ACTIVITY
EMPLOYEES
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OVERVIEW
REORGANIZATION AND EMERGENCE FROM BANKRUPTCY
CRITICAL ACCOUNTING POLICIES
LIQUIDITY AND CAPITAL RESOURCES
RESULTS OF OPERATIONS
NEW ACCOUNTING STANDARDS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORT ON FORM 8-K
SIGNATURES
CERTIFICATIONS
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
EX-10.8 Directors' Stock Option Plan
EX-21.1 Subsidiaries of the Registrant
EX-99.1 Certification Pursuant to 18 USC Sec. 1350
EX-99.2 Certification Pursuant to 18 USC Sec. 1350

PART I
	ITEM 1.	BUSINESS
Business Overview
Reorganization and Emergence from Bankruptcy
Business and Strategy
Product Offerings
Dial-Up Services (ISP Business)
Point-to-Point Broadband
Corporate Services
Sales, Customer Care, Marketing and Customer Concentration
Network and Facilities
Competition
Regulatory Activity
Employees
	ITEM 2.	PROPERTIES
	ITEM 3.	LEGAL PROCEEDINGS
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
	ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
	ITEM 6.	SELECTED FINANCIAL DATA
	ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Business Overview
Reorganization and Emergence from Bankruptcy
Critical Accounting Policies
Liquidity and Capital Resources
Results of Operations
Quarterly and Periodic Results
New Accounting Standards
	ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
	ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
PART III
	ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
	ITEM 11.	EXECUTIVE COMPENSATION
	ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
	ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
	ITEM 14.	CONTROLS AND PROCEDURES
PART IV
	ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORT ON FORM 8 K
SIGNATURES
CERTIFICATIONS
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
EX-10.8 Directors' Stock Option Plan
EX-21.1 Subsidiaries of the Registrant
EX-99.1 Certification Pursuant to 18 USC Sec. 1350
EX-99.2 Certification Pursuant to 18 USC Sec. 1350

PART I

Unless the context otherwise requires, the term “Company”, “ICG” or “Registrant” means the combined business operations of ICG Communications, Inc. and its subsidiaries. All dollar amounts are in U.S. dollars.

The Business section and other parts of this Annual Report contain “forward-looking statements” intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements include words such as “intends,” “anticipates,” “expects,” “estimates,” “plans,” “believes” and other similar words. Additionally, statements that describe the Company’s future plans, objectives or goals also are forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. These risks and uncertainties, which are described in more detail in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Annual Report, include, but are not limited to the following:

•	Customer concentration and the Company’s ability to retain its major customers on profitable terms;

•	The Company’s ability to collect reciprocal compensation;

•	The Company’s ability to sustain positive operating income and EBITDA;

•	The Company’s ability to successfully maintain commercial relationships with its critical suppliers;

•	The Company’s ability to manage expansion of its service offerings and its network and infrastructure;

•	The Secured Notes and Senior Subordinated Term Loan contain certain covenants that restrict the Company’s financial and operational flexibility;

•	Changes in, or the Company’s inability to comply with, existing government regulations;

•	The performance of the Company’s network;

•	The rapid change of technology within the telecommunications industry;

•	The Company’s ability to access capital markets in a timely manner, at reasonable costs and on satisfactory terms and conditions;

•	The Reorganized Company is largely controlled by two parties;

•	Potential for business combinations; and

•	General economic conditions and the related impact on demand for the Company’s services.

ITEM 1. BUSINESS

BUSINESS OVERVIEW

Services and Customers

ICG is a facilities-based, nationwide communications provider focused on providing data and voice services to Internet Service Providers (“ISP”s), telecommunication carriers and corporate customers. Headquartered in Englewood, Colorado, ICG is a competitive local exchange carrier (“CLEC”) certified in most states, having interconnection agreements with every major local exchange carrier. ICG’s facilities support three primary product offerings:

Dial-Up Services: The Company provides primary rate interface (“PRI”) ports (one and two way) and managed modem remote access services (“RAS”) to many of the largest national ISPs and other telecommunications carriers, as well as to numerous regional ISPs and other communication service companies. Most of these services are provided through the Company’s owned switch facilities. Currently, ICG’s network footprint has the capability to provide Dial-Up service to over 75% of the nation’s population. Before any reciprocal compensation revenues earned from these services, revenue from Dial-Up services accounted for 44% of the Company’s total 2002 revenue. Associated reciprocal compensation revenue accounted for an additional 14% of the Company’s total 2002 revenue. As of December 2002, the Company had approximately 806,000 ISP customer ports in service.

Point-to-Point Broadband Service: The Company provides dedicated bandwidth to connect (i) inter-exchange carriers (“IXC”s) to local markets, large corporations and other carrier facilities, and (ii) large corporations to their inter-exchange carriers and other corporate locations. Such dedicated bandwidth sales are focused in areas where ICG maintains local fiber and buildings on its own network or in close proximity thereto. Point-to-Point Broadband service also includes switched access and SS7 services. Point-to-Point Broadband service accounted for 25% of the Company’s total 2002 revenue.

Corporate Services: The Company offers Internet access, data and voice services to corporate customers, with an emphasis on Dedicated Internet Access (“DIA”) and Internet Protocol (“IP”) Telephony services. ICG is well positioned to expand this service with its metropolitan and regional fiber, switching asset base and nation-wide data network infrastructure. Corporate Services accounted for 17% of the Company’s total 2002 revenue. As of December 2002, Corporate Services’ customers purchased approximately 97,000 access lines.

Network

To provide its service offerings, ICG combines approximately 5,700 route miles of metropolitan and regional fiber network infrastructure and its 47 voice and data switches with its nationwide fiber optic backbone, data points of presence (“POP”), 24 asynchronous transfer mode (“ATM”) switches, and numerous private and public Internet peering arrangements. The Company’s data network is supported by an OC-48 capacity nationwide fiber optic backbone currently operating at OC-12 capacity. The design of the physical network permits the Company to offer flexible, high-speed telecommunications services to its customers.

The regional network infrastructure consists of fiber and associated advanced electronics and transmission equipment. The Company’s network includes a centrally controlled, logical IP switch (i.e., “Soft Switch”), and is generally configured in redundant synchronous optical network (“SONET”) rings to make the network accessible to the largest concentration of telecommunications intensive business customers within a given market. This network architecture also offers the advantage of uninterrupted service in the event of a fiber cut or equipment failure, thereby resulting in limited outages and increased network reliability in a cost efficient manner.

REORGANIZATION AND EMERGENCE FROM BANKRUPTCY

During the second half of 2000, a series of financial and operational events negatively impacted ICG and its subsidiaries. These events reduced the Company’s revenue and cash flow expectations for the remainder of 2000 and 2001, which in turn jeopardized the Company’s ability to comply with its existing senior secured credit facility (the “Senior Facility”). As a result of these and other events, on November 14, 2000, ICG and most of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States District Court for the District of Delaware (the “Bankruptcy Court”). The filings were made in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.

On December 19, 2001, the Company filed a proposed Plan of Reorganization and a Disclosure Statement in the Bankruptcy Court. The Company subsequently filed a First Amended Plan and Disclosure Statement on March 1, 2002. On March 26, 2002, the Company filed a Second Amended Plan and Disclosure Statement, which were amended on April 3, 2002. The original Plan of Reorganization, the Disclosure Statement, the First Amended Plan and Disclosure Statement, and the Second Amended Plan and Disclosure Statement are collectively referred to herein as the “Original Plan”. On April 3, 2002, the Company submitted the Original Plan to the Company’s creditors for approval. On May 16, 2002, the Company’s balloting agent filed an affidavit indicating that all classes of creditors entitled to vote had overwhelmingly accepted the Original Plan. On May 21, 2002, the Bankruptcy Court entered an order confirming the Original Plan.

The Original Plan was formulated on the basis of extensive negotiations conducted among the Company and its primary constituencies. As part of the Original Plan, the Company received commitment letters for new financing totaling $65 million (the “Original Exit Financing”). The Original Exit Financing was to be funded predominantly by Cerberus Capital Management, L.P. (“Cerberus”). Although the Bankruptcy Court confirmed the Original Plan, the closing of the Original Exit Financing transactions did not occur and the Original Plan did not become effective as a result of disagreements between the Company and Cerberus.

After consulting with the Company’s official committee of unsecured creditors and the Company’s senior secured lenders, the Company engaged in settlement discussions with Cerberus. As a result of those negotiations, on July 25, 2002, the Company entered into an agreement with Cerberus that was embodied in a proposed modification to the Original Plan. The Original Plan, as modified, is referred to herein as the “Modified Plan”.

The Company determined that the changes to the Original Plan, as reflected in the Modified Plan, required a re-solicitation of votes from certain classes of creditors. Thus, on July 26, 2002, the Company filed the Modified Plan and a Supplement to the Disclosure Statement in the Bankruptcy Court. On August 23, 2002, the Company submitted the Modified Plan to the Company’s creditors for approval. On October 7, 2002, the Company’s balloting agent filed an affidavit indicating that all classes of creditors entitled to vote had again overwhelmingly accepted the Modified Plan. On October 9, 2002, the Bankruptcy Court entered an order confirming the Modified Plan. On October 10, 2002 (the “Effective Date”), the Company’s Modified Plan became effective and the Company emerged from Chapter 11 bankruptcy protection.

Pursuant to the Modified Plan, on October 10, 2002, the Company received new financing consisting of a $25 million senior subordinated term loan (the “Senior Subordinated Term Loan”). The Company’s senior secured credit facility (the “Senior Facility”) balance was then cancelled and replaced with new notes (the “Secured Notes”). Proceeds from the Senior Subordinated Term Loan were utilized to pay down the balance of the Secured Notes to $59 million.

BUSINESS AND STRATEGY

ICG is focused on providing a set of services that combine its core competencies, market reach and customer and vendor relationships with the ability to leverage its existing network infrastructure. The Company’s product offerings include Dial-Up services, Point-to-Point Broadband and Corporate Services, with an emphasis on future growth from DIA and IP Telephony services. The Company expanded its Corporate Services product line in 2002 with the addition of a “bursting” capability for DIA T3 services. ICG is deploying a new IP Telephony product that provides business grade voice and Internet access services over a single T1. The service, known as VoicePipe™, is targeted primarily to Corporate Services customers. The service is feature rich and controlled by a web-portal, enabling customers to have control and flexibility over their personal communications without making an investment in a Private Branch Exchange System (“PBX”). VoicePipe™ was introduced in Colorado in February 2003 and will be expanded to ICG’s core markets during the upcoming year. Also, in 2002 the Company introduced additional billing options for its RAS product offerings. These options, in addition to the flat-rate port option (“iRAS”), enable ISPs to be billed by the hour in a metered fashion (“mRAS”) or per subscriber (“sRAS”) for their usage.

Product Offerings

Dial-Up Services (ISP Business)

The Company’s Dial-Up services are supported by its nationwide fiber optic backbone that connects to numerous public and private peering sites with major ISPs and IXCs. The network, in combination with certain leased long-haul assets, carries data traffic associated with the Company’s ISP business. The design of the physical network permits the Company to offer flexible, high-speed services to its customers.

The Company targets a variety of data access and transport services to ISP and corporate customers. It is not economically feasible for many ISPs to build and maintain their own networks, and consequently they prefer to outsource network facilities management in order to focus internal resources on their core ISP business. To this end,

ICG offers PRI and RAS to ISPs to manage their Internet access requirements, ranging from connection to facilities management responsibilities.

Dial-Up service competes with broadband services such as cable and DSL for end-users. While Dial-Up subscribers are projected to decline in coming years, the ports required to support end-user customers are anticipated to decline at a slower rate because, as end-users spend more time on-line, their ISPs (ICG’s customers) require more ports to support their customer base. In addition, there has been, and is expected to continue to be, consolidation among regional ISPs into larger national ISPs that require a nationwide network such as ICG’s. Further, there has been consolidation among the providers of Internet infrastructure, leaving ICG with fewer competitors.

ICG’s Dial-Up customers include some of the largest national and regional ISPs. As of December 2002, the Company had approximately 806,000 ISP customer ports providing PRI and RAS. At an industry average of ten end-users per port, ICG estimates that its systems are serving approximately 10% of all Dial-Up Internet subscribers in the United States.

The value proposition offered by ICG to ISP customers is:

•	Outsource network management: ICG’s services provide turnkey network services to the ISP, allowing the ISP to focus on core activities such as marketing, customer acquisition and retention.

•	Time-to-market advantage: ICG’s nationwide network provides a growing ISP with a national presence in major U.S. markets, enabling the ISP to quickly expand its geographical customer reach.

•	Expanding nationwide network: ICG’s growing nationwide network provides the largest ISPs with extensive coverage. Currently, ICG’s network footprint has the capability to provide Dial-Up services to over 75% of the nation’s population.

•	Enhanced dial-up experience: The data network upgrade to v.92 dial-up modem specification and v.44 data compression standard provides ISP subscribers with simultaneous use of the phone line for data and voice, faster log-on rates as well as faster data download rates. These enhanced services provide ICG’s ISP customers with an increased value proposition for their subscribers.

•	Improved capital utilization: ISPs can utilize their capital to focus on their core business and eliminate substantial selling, general and administrative costs associated with engineering, installing and managing their own networks. As a result of the current industry competition and the capital required to provide quality networks, economies of scale are essential for cost effective pricing.

•	Billing Flexibility: ICG offers a variety of billing options including monthly port, hourly and per-subscriber usage.

ICG provides the following Dial-Up services:

PRI

PRI utilizes ICG’s network to route ISP end-user calls from the public switched network to the ISP-owned modem banks. The end-user dials up the ISP and the call is sent through the public network and routed to the ICG switch, which then routes the call to the ISP-owned modem banks or RAS equipment. The RAS equipment is typically collocated at an ICG central office facility. If the ISP is not collocated, a private line connection is required between the ISP’s POP and the ICG central office.

PRI is billed at a fixed monthly rate per port. The Company’s direct costs are primarily related to leased DS3 lines that connect the public network to the ICG switch or for leased T1 lines between the ICG switch and an ISP POP that is not collocated with ICG’s facilities.

RAS

RAS adds network management services as it “connects, sends and routes” customer data traffic. This service has the capability to route data directly over ICG’s network to the Internet, allowing the ISP to outsource its infrastructure and create a national footprint with minimal investment in fixed assets. The Company estimates that approximately 65% of ISP traffic can bypass the ISP.

iRAS is billed at a fixed monthly rate per port, typically under multi-year contracts. In January 2002, the Company began offering mRAS, which is a RAS product billed on a metered basis by the hour, based on usage. The Company’s costs to provide this service are mainly related to the connection charges to the public network, either for a leased DS3 for on-switch traffic or for a leased PRI for off-switch traffic. Costs also include network backbone and backhaul costs to transfer traffic to the ICG hub closest to the ISP POP. In November 2002, the Company began offering sRAS, which is a RAS product charged based on the number of ISP subscribers accessing the ICG network during a monthly billing cycle.

Point-to-Point Broadband

The Company provides the following Point-to-Point Broadband services to a customer base that is comprised primarily of IXCs and large businesses:

Special Access

ICG provides special access services to long distance companies, inter-exchange carriers, ISPs and large end-user business customers. Special access involves providing a dedicated facility used to connect: (i) end-user customers to a long distance carrier’s facilities; (ii) a long distance carrier’s facilities to the local telephone company’s central offices; or (iii) different facilities of the same carrier or one carrier to another within the same local calling area. Special access is offered at DS1, DS3, OC-3, OC-12, OC-48 and OC-192 capacities (with availability depending upon location). Special access services are a high-margin business that accounted for approximately 90% of Point-to-Point Broadband revenue in 2002.

ICG’s value proposition for the Special Access service is:

•	Network coverage: ICG offers local private line services in 22 different markets located in California, Colorado, Texas, Ohio, Georgia, Tennessee, Kentucky, Alabama, and North Carolina. In addition, ICG offers intercity private line services between multiple city pairs in the states of California, Ohio, Kentucky, and Colorado.

•	Quality of Service: ICG’s network and monitoring systems provide customers with levels of service that consistently exceed industry standards. This allows customers to focus on their core business needs without concern for their private line service reliability.

•	Customer Service: ICG focuses on creating flexible solutions that fit individual customer needs, building personalized relationships with customers and offering simple, competitive pricing.

Switched Access

Interstate and intrastate switched access services include transport and switching of calls between two carriers or a carrier and an end-user. By using ICG to switch (terminate or originate) a call, the long distance carrier may reduce their local access costs, which are a major operating expense. Additionally, carriers who use ICG’s Switched Access can benefit from maintaining a single connection to the local switched network, instead of multiple connections with the local ILECs.

SS7

SS7 services are used to connect long distance (including wireless) and local exchange carriers’ networks, and the SS7 signals between network elements to provide faster call set-up and more efficient use of network resources. Customers enjoy a highly secure and reliable network with ICG’s advanced SS7 network and monitoring system.

Corporate Services

After the passage of the Federal Telecommunications Act of 1996 (the “Telecommunications Act”), ICG positioned itself as a CLEC and targeted the small to medium-sized business market. The Company currently targets the medium to large-sized business market, which it believes represents the most favorable revenue opportunity to leverage its local network infrastructure. While the demand for voice services by businesses has been relatively stable, the demand for data services in commercial applications is expected to increase significantly over the next several years as this customer segment addresses its growing need for data connections, greater bandwidth and the need to outsource network and information technology (“IT”) infrastructure. ICG is positioning itself to take advantage of these industry trends. The Company has the ability to leverage its established CLEC customer base and existing voice and data networks to expand its Corporate Services business. The Company continues to add new services and provides excellent network performance. Growth in the Corporate Services business is anticipated to come primarily from sales of DIA, voice and Internet converged services and enhanced voice services.

ICG provides the following Corporate Services:

Voice

Competitive local dial tone service consists of basic local exchange lines and trunks with business-related voice line features (e.g. voicemail), local calling, and local toll calling. Under the Company’s business strategy, sales of voice services will concentrate on customers with a minimum of 12 lines in areas where the Company has switch capacity. The Company has focused on providing voice services in the following five operating regions in the United States: California, Colorado, Ohio, Texas and parts of the Southeast. ICG believes it provides a more responsive service delivery alternative to existing providers, as well as excellent customer service with the network reliability customers expect in their voice applications.

In recent years, the Company has reduced the types of service and regions in which it would offer voice services in order to focus on core services. As a result, affected customers have been transitioned to other providers. The Company had approximately 230,000 primarily business customer voice lines in service at year-end 2000, which was reduced to approximately 97,000 by year-end 2002.

DIA

DIA provides dedicated bandwidth from a customer’s premises directly to the Internet at T1 and T3 speeds using ICG’s numerous Internet peering arrangements. In order to meet corporate customer needs for Internet connectivity, the Company introduced DIA service in late 2001. The Company plans to emphasize this product in the future, offering full T1 and full or fractional T3 connections. The Company began offering its DIA services in a limited number of markets in 2001 and by the end of 2002 had expanded its footprint to 25 markets. ICG is well positioned to penetrate this market by leveraging its existing investment in metropolitan fiber and nationwide backbone capacity.

Customers of ICG’s DIA service benefit from a Tier I provider with high levels of customer service and network reliability at a competitive price. ICG stands behind its service with an industry-leading Service Level Agreement that proactively provides invoice credits in the event of a network outage.

Voice and Internet Converged Services

ICG began field trials of a new service called VoicePipe™ in October 2002. VoicePipe™ combines customers’ voice and data communications and aggregates them onto a dedicated T1-to-T3 line. Precedence is given to voice communications and bandwidth available for data, which fluctuates automatically to give customers the most efficient usage. The customer’s communications travel to ICG’s facilities and then onto the appropriate networks. Voice calls never touch the public Internet. VoicePipe™ is currently available in certain areas of Colorado, including the metropolitan areas of Denver, Boulder, Colorado Springs, Fort Collins and Pueblo. ICG is in the process of expanding the availability of this service to California, Texas, the Ohio Valley and the Southeast, beginning with markets where the Company currently offers voice services.

VoicePipe™ provides businesses with a lower total cost of ownership solution, brings greater mobility to the workforce, and reduces the number of communication vendors required to provide local, long-distance and Internet access. The web-based call management features allow end users to personalize their communication needs and reduce the expense associated with moves, adds and changes. VoicePipe™ works with either analog or IP phones.

The value proposition for VoicePipe™ begins with both its feature-rich applications and the Company’s own managed nationwide data and voice networks that consistently deliver industry standard reliability. ICG proactively monitors its network and provides above average response times when incidents do occur. The launch of VoicePipe™ targets small to medium size businesses.

SALES, CUSTOMER CARE, MARKETING AND CUSTOMER CONCENTRATION

Sales

Direct Sales

The Company’s sales organization includes both regional and national direct sales teams as well as third party sales partners. The Company currently has approximately 130 full-time sales positions approved, 21 of which are national and 109 are regional.

ICG’s regional sales organization focuses primarily on retail opportunities in medium to large enterprise customers. The responsibilities of the regional sales organization include both new sales activities and the ongoing management of existing customers.

The Company’s national sales organization focuses on national opportunities in the carrier and ISP market segments. National account managers’ responsibilities include customer acquisition and revenue generation, relationship management and contract negotiation. This organization is responsible for the overall account relationship on a national basis.

Other Sales Channels

The direct sales force is complemented by alternative sales channels developed to distribute the Company’s increasing number of products and services available. These channels include third party sales partners. The Company currently has distribution arrangements with a number of national, regional and local agents and agency firms, whose representatives market a broad range of the Company’s services. These alternate distribution channels include approximately 175 third party sales partners in markets throughout the United States. The Company expects to increase this distribution channel in the coming months.

Customer Care

ICG believes that the strength of its business is dependent upon solid relationships with its customers. Therefore, ICG has implemented a “Strength of Relationship” initiative designed to move the business culture of ICG beyond the realm of mere customer satisfaction into a culture of customer loyalty. In order to measure its progress in this initiative, the Company has developed a mechanism to measure its relationships with key customers, which is based on the customers perception of ICG’s performance. In addition, the Company’s Network Operations Center (“NOC”) provides 24 x 7 surveillance and monitoring of the network to maintain the Company’s network reliability and performance.

Marketing

In 2002, the Company restructured its marketing department to provide greater focus on product performance and to better align with the sales, provisioning and finance departments to achieve the Company’s strategic initiatives. Paramount to the reorganization of the marketing department was the division of the department into specific teams dedicated to managing and marketing ICG’s product offerings. Additionally, a field-marketing group was created to support the sales regions and a pricing team was established to place emphasis on competitive pricing and cross-product bundling. The individual teams provide the Company with critical knowledge about each product offering set and are accountable for revenue. In 2002, the Company did relatively little advertising, which was limited to participation in trade show events and gaining exposure through local business journals. ICG did, however, undertake a campaign with Business 2.0 online and various print media outlets. The focus of the campaign was to build awareness of the Company among corporate and IT decision-makers.

Customer Concentration

A significant amount of the Company’s revenue is derived from long-term contracts with certain large customers. In 2002, three customers represented more than 5% of ICG’s total revenue: Qwest Communications Corporation (together with its affiliated entities, “Qwest”); a large national ISP; and UUNET (a subsidiary of WorldCom, Inc., together with it affiliated entities, “WorldCom”). Revenue from Qwest accounted for 30% of total revenue for the year ended December 31, 2002. Revenue from the top three and ten customers in 2002 accounted for 43% and 65%, respectively, of ICG’s total revenue.

WorldCom filed for bankruptcy protection on July 21, 2002. Since that time, ICG has continued to provide service to WorldCom. Under the Bankruptcy Code, customers who file for bankruptcy protection may choose to affirm or reject their pre-petition contracts with the Company. If they choose to reject those contracts, the Company’s recourse is to pursue an unsecured claim in the customer’s bankruptcy proceeding for damages associated with rejection of the contract. The ultimate amount and nature of recovery on such claims is highly uncertain and specific to each proceeding. WorldCom and its subsidiaries accounted for approximately 11% of the Company’s total revenue for 2002. ICG and one of Worldcom’s subsidiaries, MCI Worldcom Network Services, Inc., have reached agreement with regard to the assumption of MCI Worldcom Network Services, Inc.’s pre-petition contract. The assumption is subject to approval by Worldcom’s bankruptcy court. If approved, the assumption will result in a total reduction in contractual revenue of approximately $8.9 million over the combined fiscal years 2003 and 2004.

In addition, several of ICG’s customers have approached ICG about the possibility of settling or restructuring future rates and/or levels of service provided under their service contracts. If the Company agrees to settle or restructure the future provisions of any significant customer contracts, ICG’s results of operations and financial condition could be materially affected. At this time, the Company cannot predict the outcome of such negotiations.

NETWORK AND FACILITIES

Regional Network Assets

ICG’s regional network assets include 47 voice and data switches in 29 markets. The Company has approximately 5,700 miles of leased or owned regional and metropolitan fiber comprising 172,574 local fiber strand miles. The majority of the Company’s local fiber networks are built in SONET rings that encircle a metropolitan area. This ring architecture is intended to be accessible to the largest concentration of telecommunications intensive business customers within a given market and provides fiber redundancy to ensure uninterrupted service. ICG connects 5,171 buildings to its network through on-net (i.e., connected to the ICG network via ICG-owned fiber) and hybrid (i.e., connected to the ICG network via third-party fiber) applications, of which 909 buildings are connected on-net. In addition, the network is constructed to provide access to inter-exchange carriers as well as end-user telecommunications traffic in a cost efficient manner.

Nationwide Network Architecture

ICG’s nationwide data backbone includes OC-12 long-haul capacity connecting 29 markets. The data backbone interfaces with a centrally controlled Soft Switch, 24 ATM switches and numerous POPs containing high performance routers. The Company has Internet peering arrangements at seven public sites: MAE East ATM, MAE West (Santa Clara, CA), MAE West ATM, MAE Dallas ATM, PacBell (San Jose, CA), Sprint NAP (Newark, NJ), and Ameritech (Chicago, IL). In addition, the Company has numerous peering arrangements with private companies such as IXCs and major ISPs, some with multiple locations. The Company also owns and leases dedicated lines throughout the United States. The Company is currently in the process of consolidating numerous data POPs as part of its cost reduction efforts.

The majority of the Company’s long-haul capacity is obtained through 20 year indefeasible right of use (“IRU”) agreements with Qwest. The Company currently has OC-12 capacity in service connecting: San Jose, Los Angeles, Denver, Dallas, Atlanta, Washington D.C., Newark, Chicago, and Seattle. The Company has the option to upgrade the current OC-12 routes to OC-48 capacity at additional cost.

COMPETITION

The Company participates in several sectors of the telecommunications service industry, all of which are highly competitive. In addition, numerous competitors, including major telecommunications carriers, have rapidly expanded their network capabilities in order to service the ISP industry.

The Company’s competitors in the dial-up Internet access market possess significant network infrastructure enabling them to provide ISPs with capacity and access to the Internet. The Company’s primary competitors in this revenue category include Level 3, WorldCom, Sprint and the incumbent local exchange carriers (“ILECs”). Genuity, previously a strong competitor, has been acquired by Level 3. While the Company believes that its network and products will enable it to compete in this industry sector, some of the Company’s competitors have greater market presence, brand recognition, financial, technical and personnel resources than the Company. There can be no assurance that the Company will be able to compete effectively with these companies.

In the Corporate Services and Point-to-Point Broadband sectors, the Company competes in an environment dominated by the ILECs. The ILECs have long-standing relationships with their customers and provide those customers with various transmission and switching services. The ILECs also have the potential to subsidize access and switched services with revenue from a variety of businesses and historically have benefited from certain state and federal regulations that have provided the ILECs with advantages over the Company. Among the Company’s current competitors in this sector are other CLECs, wireless service providers and private networks built by large end-users. In addition, competitors in this industry sector include IXCs such as AT&T and WorldCom. Potential competitors have also arisen by using different technologies, including cable television companies, utilities, ISPs, ILECs outside their current local service areas, and the local access operations of long distance carriers. Many of the Company’s actual and potential competitors have greater financial, technical and marketing resources than the Company.

The Company is aware that consolidation of telecommunications companies, including mergers between certain of the ILECs, between long distance companies and cable television companies, between long distance companies and CLECs, and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to increased competition. One of the primary purposes of the Telecommunications Act is to promote competition, particularly in the local telephone market. Since its enactment, several telecommunications companies have indicated their intention to aggressively expand into many segments of the telecommunications industry, including segments in which the Company participates or expects to participate. This may result in more participants than can ultimately be successful in a given segment.

While strong competition currently exists in all sectors of the industry, the Company believes that the demand for voice and data services by business customers provides expanded opportunities for providers such as the Company. There can be no assurance, however, that sufficient demand will exist for the Company’s network services in its selected markets, that market prices will not dramatically decline or that the Company will be successful in executing its business strategy in time to meet new competitors, or at all.

REGULATORY ACTIVITY

Each of the services within ICG’s current offerings (Dial-Up, Point-to-Point Broadband and Corporate Services) is subject to some form of regulatory oversight from state and/or federal regulatory authorities.

With respect to the Dial-Up services category, the managed modem services are unregulated. However, the PRI component, which is a material offering with respect to the Company’s Dial-Up services, incurs traditional regulatory oversight such as restrictions on price discrimination, various service quality standards and associated reciprocal compensation revenue.

The Company’s Point-to-Point Broadband service offerings are significantly structured according to the application and collection of interstate and intrastate access charges for telecommunications traffic that originates and terminates on the Company’s network. In most cases, both state and federal regulatory authorities regulate the applicable access charges.

Corporate Services, which includes the provisioning of facilities used to carry traditional voice traffic, incurs the greatest amount of regulatory oversight. Accordingly, in its offerings related to this specific service category, the Company encounters regulatory frameworks relating to reciprocal compensation, resale, interconnection, unbundled network elements (“UNE”), number portability and dialing parity, among others.

General Operational and Intercarrier Compensation Issues

The Telecommunications Act generally requires ILECs to provide interconnection and nondiscriminatory access to their local telecommunications networks and other essential facilities. Such access and interconnections are typically facilitated through written agreements between the parties, which are more commonly known as interconnection agreements. Interconnection agreements are negotiated and enforced on a state-by-state basis. The negotiations involving each agreement are highly complex and can be contentious. Where the parties cannot reach agreement, the Company must petition the applicable state regulatory agency to arbitrate the disputed issues. Rulings of that particular agency are subject to judicial review by the appropriate state court and, with respect to certain issues, a federal district court.

The Company has executed interconnection agreements with every regional bell operating company (“RBOC”) and smaller mid-size ILECs (i.e. Alltel, Citizens/Frontier, Centurytel and TDS) and less complex traffic terminating agreements with a number of independent rural telecommunications carriers. Due to ICG’s growth in 2002, the number of interconnection agreements has grown significantly. Key issues that ICG faces during negotiations include, but are not limited to: (i) “virtual-nxx” network deployment that affects the routing and rating of calls where the terminating party may not physically be in the local calling area of the originating party; (ii) Voice over Internet Protocol (“VoIP”) issues, including whether VoIP traffic should have the same intercarrier compensation as switched access traffic; and (iii) various other financially impactive terms.

Reciprocal compensation historically has been an important source of revenue for the Company. In general, reciprocal compensation is the reimbursement of costs incurred by a carrier that terminates local telecommunications traffic originated on the network of another carrier. The Company maintains that reciprocal compensation is an appropriate regulatory mechanism, regardless of whether the telecommunications traffic is routed to a conventional end user or an ISP, and, thus, is also entitled to receive reciprocal compensation for the transport and termination of Internet bound calls originating on other carrier’s telecommunications networks. The Company’s position has been affirmed by a number of state utility commissions as a result of the arbitration of certain terms and conditions articulated in various RBOC interconnection agreements. While the Company did in fact prevail in a number of arbitrations, in the interest of gaining certainty with respect to the collection of reciprocal compensation, the Company has negotiated voluntary settlement agreements with certain RBOCs that provide for the payment of reciprocal compensation for both traditional voice, as well as Internet bound traffic. The majority of these reciprocal compensation settlement agreements have expired and in such cases, the parties’ current interconnection agreements now govern reciprocal compensation issues.

The Company’s reciprocal compensation settlement agreement with SBC, however, remains in effect until May 31, 2004.

In April 2001, the Federal Communications Commission (“FCC”), in response to an opinion by the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit Court”), issued an order (the “April 2001 Order”) regarding reciprocal compensation for Internet bound traffic. Assuming that the April 2001 Order is not overturned on appeal, reciprocal compensation for the termination of ISP traffic will end after a 36-month transition period, which will be approximately June 2004. Additionally, the April 2001 Order places limits on the volume of reciprocal compensation eligible traffic, the recovery of reciprocal compensation in new markets entered after April 2001, as well as limits on the applicable rate. An appeal of the April 2001 Order was filed in February 2002 in the D.C. Circuit Court and a decision is expected soon.

The Company believes that the April 2001 Order will not have a material effect on interconnection agreements that explicitly require the payment of reciprocal compensation or where payment is required through voluntary settlements. Both the Company and the carrier, however, are bound by the April 2001 Order as it relates to the exchange of reciprocal compensation for Internet bound traffic for interconnection agreements that expire prior to the end of the FCC’s 36 month transition period. Thus, while the April 2001 Order will have no material effect on the ability of the Company to collect reciprocal compensation from RBOCs subject to interconnection agreements containing specific reciprocal compensation provisions, the Company will be limited in its ability to collect reciprocal compensation as to other RBOCs.

Historically, the Company has threatened legal action in order to compel the RBOCs to pay reciprocal compensation invoices in a timely manner. In response, a concerted effort was made beginning in 2001 to generate accurate invoices, which were supported by clear and concise data. Moreover, the Company established a cross-functional team to track payments and disputes in order to minimize large past-due balances. By the end of 2002, the dollar amount of reciprocal compensation disputes lessened considerably and payments became more consistent. However, the RBOCs continue to dispute a certain amount of all invoices and the Company continues to allocate resources to resolve these disputes.

Switched access is also both a relevant revenue source and expense for the Company. In general, switched access is the reimbursement of costs incurred by a carrier that terminates toll telecommunications traffic originated on the network of another carrier. Switched access associated with intrastate toll traffic is governed by the Company’s intrastate tariffs filed with respective state utility commissions. Likewise, switched access associated with interstate toll traffic may be governed by interstate switched access tariffs filed with the FCC. However, due to an FCC order issued in 2001, carriers were required to withdraw their interstate tariffs if their switched access rates exceeded rates established by the FCC. Because the Company’s switched access rates exceeded the rates established by the FCC, it withdrew its interstate access tariff in August 2001.

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

The FCC’s non-dominant carrier rules have had no effect on the Company’s intra-state tariffs or other functionally equivalent rate filings. The Company is not subject to rate-of-return regulation in any jurisdiction, nor is it currently required to obtain FCC authorization for the installation, operation or maintenance of its fiber optic network facilities, which are used to provide various services throughout the United States.

The FCC recently conducted a triennial review of its rules pertaining to unbundled network elements (“UNE”s) via the Fourth Notice of Proposed Rule Making. On February 20, 2003, the FCC rendered an oral decision concerning its UNE rules. To date, the FCC has not issued a written order regarding this decision. Based on the FCC’s oral decision, however, the Company anticipates that the FCC’s written order will reserve numerous UNE issues for individual state public utility commissions. A significant UNE issue that was addressed in the FCC’s oral decision is a phase-out of Unbundled Network Element Platform (“UNE-P”). Subject to various conditions, the FCC provided a three year timeline to phase-out the ILECs’ obligation to provide CLECs with UNE-P. Although it is expected that the FCC’s written order will be challenged in various jurisdictions and impacted by state public utility commission actions, the Company anticipates the FCC’s order will negatively impact a carrier’s ability to purchase UNE-P in the future. The Company does not currently utilize UNE-P. Although the complete impact of the FCC’s UNE decision will not be fully understood until the FCC’s written order is issued, the Company does not anticipate the FCC’s UNE order to materially impact the Company’s operations.

The FCC is also considering a petition filed by AT&T, which seeks a declaratory ruling that AT&T’s Phone-to-Phone IP Telephony Services are exempt from access charges. Because the Company considers this proceeding material to the development of the nascent VoIP market, it is participating as a commenter. It is uncertain when the FCC will rule on this issue.

State Regulation

In general, state public utility commissions have regulatory jurisdiction over the Company with respect to local and other intrastate telecommunications services. To provide intrastate service (particularly local dial tone service), the Company generally must obtain a Certificate of Public Convenience and Necessity from the state regulatory agency prior to offering service. Additionally, most states require the Company to file tariffs, which articulate the terms and conditions for services that are classified as regulated intrastate services. In some states, the Company may also be subject to various reporting and record-keeping requirements.

Under the Telecommunications Act, state commissions continue to set regulatory requirements, including service quality standards and guidelines, for certificated providers of local and intrastate long distance services. Importantly, state regulatory authorities specify permissible terms and conditions (i.e., price) for interconnection with the RBOCs’ telecommunications networks. Moreover, these same authorities regulate the provision of unbundled network elements by the RBOCs and enforce performance measurements and other material standards related to local competition and interconnection. In certain states, the utility commission has the authority to scrutinize the rates charged by CLECs for intrastate long distance and local services.

Local Government Authorizations

Under the Telecommunications Act, municipalities typically obtain jurisdiction under applicable state law to control the Company’s access to municipally owned or controlled rights of way and to require the Company to obtain street opening and construction permits to install and expand its fiber-optic network. In addition, many municipalities require the Company to obtain licenses or franchises and to pay license or franchise fees, often based on a percentage of gross revenue or a certain amount per linear foot, in order to provide telecommunications services. However, in certain states, including California, Ohio and Colorado, current law limits the amount of such fees to be paid to local jurisdictions to actual costs incurred by the municipality for maintaining the public rights of way. There is no assurance that certain cities that currently do not impose fees will not seek to impose fees in the future nor is there any assurance that, following the expiration of existing franchises, the municipality will be obligated to renew a previous agreement or that previously agreed upon fees will remain at their current levels.

The Telecommunications Act requires that local governmental authorities treat telecommunications carriers in a non-discriminatory and competitively neutral manner. The Act also mandates that any compensation received in exchange for access to the public rights of way be just and reasonable. Where a particular municipality has required unreasonable rights of way access fees, the Company historically has taken an aggressive position, up to and including litigation. However, due to many court rulings across the country in favor of carriers, the Company has been able to lessen its aggressive position and has instead worked to establish non-adversarial relationships with these municipalities. Nevertheless, if any of the Company’s existing franchise or license agreements are terminated prior to their expiration dates or are not renewed, and consequently the Company is forced to remove its facilities from the public rights of way, such termination could have a material adverse effect on the Company.

EMPLOYEES

As of December 31, 2002, the Company employed 1,146 full-time employees. None of the Company’s employees are represented by a union. The Company believes that it generally offers compensation packages comparable to those of its competitors similar in size and capital structure. The Company believes that the successful implementation of its business strategy will depend upon its continued ability to attract and retain qualified employees. The Company, however, does not expect to add significant new employees to the organization in the near future. In February 2003, the Company approved a bonus plan for the fiscal year 2003. Payment of bonuses under the plan will be contingent on, among other things, the Company’s financial performance for 2003.

ITEM 2. PROPERTIES

The Company’s real estate portfolio includes numerous properties for administrative, warehouse, equipment, collocation and POP sites.

As of December 31, 2002, the Company had approximately 382,000 square feet of leased office, warehouse, and equipment space in the state of Colorado, including its corporate headquarters building, and approximately 709,000 square feet of space leased in other areas of the United States. Since November 2000, the Company has reduced its real estate portfolio by approximately 226 sites by rejecting leases through the bankruptcy process and through lease expirations. The Company continues to evaluate its real estate needs, and its portfolio of leased locations will be carefully reviewed for optimum use and cost savings opportunities.

The Company leases its approximately 240,000 square feet corporate headquarters building, which is located in Englewood, Colorado. The lease expires in January 2023. The Company sold a 30,000 square foot office building located in Englewood, Colorado in November 2002 for approximately $1,250,000. At the time of the sale, the property had a principal amount owing on its mortgage of approximately $929,000.

In December 1999, a subsidiary of ICG acquired an 8.36 acre parcel of vacant land located adjacent to the Corporate Headquarters for approximately $3.3 million. The Company had planned to use this land in connection with the expansion of its Corporate Headquarters. However, as a result of the Company’s restructuring, expansion plans with respect to this site were abandoned and the property is currently listed for sale.

ITEM 3. LEGAL PROCEEDINGS

On November 14, 2000, the Company and most of its subsidiaries filed voluntary petitions for protection under the Bankruptcy Code in the Delaware Bankruptcy Court (Joint Case Number 00-4238 (PJW)). The bankruptcy petition was filed in order to preserve cash and give the Company the opportunity to restructure its debt. The Company’s Modified Plan was confirmed and became effective on October 10, 2002. The Bankruptcy Court continues to retain exclusive jurisdiction over all matters arising out of and related to the Company’s bankruptcy case, including, but not limited to, the resolution and disposition of pre-petition and administrative claims. The Company expects that these claims will be resolved not later than 2004, and that the Bankruptcy Court will enter a final decree shortly thereafter closing the Chapter 11 case.

During the third and fourth quarters of 2000, the Company and certain former officers were served with fourteen lawsuits filed by various shareholders in the United States District Court for the District of Colorado (the “Colorado District Court”). In October 2001, the Colorado District Court consolidated the various actions and appointed lead plaintiffs’ counsel. In February 2002, lead plaintiffs’ counsel filed a consolidated amended complaint. The amended complaint does not name the Company as a defendant. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and seeks class action certification under Rule 23 of the Federal Rules of Civil Procedure. The amended complaint seeks unspecified compensatory damages. Under section 510(b) of the Bankruptcy Code, all pre-petition securities claims against ICG were mandatorily subordinated and discharged upon the confirmation of the

Modified Plan. Holders of pre-petition equity securities claims did not receive any recovery from the Company under the Modified Plan.

The Company is a party to certain other litigation that has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material impact on the Company’s financial condition or results of operations. The Company is not involved in any administrative or judicial proceedings relative to an environmental matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The term “Predecessor Company” refers to the Company until its emergence from bankruptcy on October 10, 2002 (the “Effective Date”). The term “Reorganized Company” refers to the Company after its emergence from bankruptcy.

The Predecessor Company’s common stock was quoted on the NASDAQ National Market (“NASDAQ”) from March 25, 1997 until November 18, 2000, under the symbol “ICGX”. The NASDAQ halted trading of the Predecessor Company’s common stock on November 14, 2000, and delisted the stock on November 18, 2000. Between November 19, 2000, and October 10, 2002, the Predecessor Company’s common stock was traded on the Over-the-Counter Market. Pursuant to the Modified Plan, all outstanding shares of the Predecessor Company’s common stock were cancelled on October 10, 2002.

In accordance with the Modified Plan, on the Effective Date a pool of 8,000,000 shares of the Reorganized Company’s common stock was established for distribution to the Predecessor Company’s unsecured creditors on a pro rata basis in exchange for their claims as described in the Modified Plan. The issuance of the Company’s common stock was not subject to registration under the Securities Act of 1933, as amended, pursuant to Section 1145 of the Bankruptcy Code and in accordance with the terms of the Modified Plan. On January 10, 2003, 5,893,250 shares of the Reorganized Company’s common stock were distributed. The distribution of the remaining shares will be completed after the final reconciliation of pre-petition bankruptcy claims filed against the Predecessor Company. The Reorganized Company’s common stock trades on the Over-the-Counter Market under the symbol “ICGC”.

In accordance with the Modified Plan, on the Effective Date, warrants to purchase 800,000 shares of the Reorganized Company’s common stock were established for distribution to certain of the Predecessor Company’s unsecured creditors on a pro rata basis in exchange for their claims, as described in the Modified Plan. The issuance of the warrants was not subject to registration under the Securities Act of 1933, as amended, pursuant to Section 1145 of the Bankruptcy Code and in accordance with the terms of the Modified Plan. On January 10, 2003, warrants to purchase 548,166 shares of the Reorganized Company’s common stock were distributed. The distribution of the remaining warrants will be completed after the reconciliation of pre-petition bankruptcy claims filed against the Predecessor Company. The strike price of the warrants is $9.12, which represented the Reorganized Company’s equity value per share on the Effective Date. The warrants may be exercised from the date of issuance until the later of (i) October 10, 2007, or (ii) the date that a registration statement covering the underlying common stock of the warrants becomes effective.

As of February 10, 2003, there were 182 holders of record of the Company’s common stock. The Company has never paid or declared any dividends, nor does it anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 has been derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

						Reorganized
	Predecessor Company					Company

					Jan. 1 -	Oct. 12 -
	Years Ended December 31,				Oct. 11	Dec. 31

	1998	1999	2000	2001	2002

	(in thousands of dollars, except per share data)
Revenue	303,317	479,226	598,283	499,996	333,167	86,937
Income (loss) from continuing operations	(338,691)	(466,462)	(2,490,496)	(112,665)	4,367,334	(1,476)
Income (loss) per common share from continuing operations - basic and diluted	(7.49)	(9.90)	(49.63)	(2.14)	79.94	(0.18)

					Reorganized
	Predecessor Company				Company

	As of December 31,

	1998	1999	2000	2001	2002

	(in thousands of dollars)
Total assets	1,589,647	2,020,621	980,452	755,165	377,458
Long-term liabilities and capital lease obligations	1,666,836	1,978,135	34,167	51,796	200,193
Liabilities subject to compromise	—	—	2,870,130	2,729,590	—
Redeemable preferred securities of subsidiaries	466,352	519,323	1,366,660	1,326,745	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Annual Report contain “forward-looking statements” intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. These forward looking statements can generally be identified as such because the context of the statements include words such as “intends,” “anticipates,” “expects,” “estimates,” “plans,” “believes” and other similar words. Additionally, statements that describe the Company’s future plans, objectives or goals also are forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. These risks and uncertainties are described in detail herein under “Liquidity and Capital Resources”.

These forward-looking statements speak only as of the date of this Annual Report. The Company does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this Annual Report are reasonable, there is no assurance that such plans, intentions or expectations will be achieved.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page F-1 of this Annual Report. All dollar amounts are in U.S. dollars.

BUSINESS OVERVIEW

ICG is a facilities-based, nationwide communications provider focused on providing data and voice services to Internet Service Providers (“ISPs”), telecommunication carriers and corporate customers. Headquartered in Englewood, Colorado, ICG is a competitive local exchange carrier (“CLEC”) certified in most of the United States, having interconnection agreements with every major local exchange carrier. ICG’s facilities support three primary product offerings:

Dial-Up Services: The Company provides primary rate interface (“PRI”) ports (one and two way) and managed modem remote access services (“RAS”) to many of the largest national ISPs and other telecommunications carriers, as well as to numerous regional ISPs and other communication service companies. Most of these services are provided through the Company’s owned switch facilities. Currently, ICG’s network footprint has the capability to provide Dial-Up service to over 75% of the nation’s population. Before any reciprocal compensation revenues earned from these services, revenue from Dial-Up services accounted for 44% of the Company’s total 2002 revenue. Associated reciprocal compensation revenue accounted for an additional 14% of the Company’s total 2002 revenue. As of December 2002, the Company had approximately 806,000 ISP customer ports in service.

Point-to-Point Broadband Service: The Company provides dedicated bandwidth to connect (i) inter-exchange carriers to local markets, large corporations and other carrier facilities and (ii) large corporations to their inter-exchange carrier sites and other corporate locations. Such dedicated bandwidth sales are focused in areas where ICG maintains local fiber and buildings on its own network or in close proximity thereto. Point-to-Point Broadband service also includes switched access and SS7 services. Point-to-Point Broadband service accounted for 25% of the Company’s total 2002 revenue.

Corporate Services: The Company offers Internet access, data and voice services to corporate customers, with an emphasis on Dedicated Internet Access (“DIA”) and Internet Protocol (“IP”) Telephony services. ICG is well positioned to expand this service with its metropolitan and regional fiber and switching asset base and nation-wide data network infrastructure. Corporate Services accounted for 17% of the Company’s total 2002 revenue. As of December 2002, Corporate Services’ customers accounted for approximately 97,000 access lines.

To provide its service offerings, ICG combines its approximately 5,700 route miles of metropolitan and regional fiber network infrastructure and its 47 voice and data switches with its nationwide fiber optic backbone, data points of presence, 24 asynchronous transfer mode (“ATM”) switches, and numerous private and public Internet peering arrangements. The design of the physical network permits the Company to offer flexible, high-speed telecommunications services to its customers.

The regional network infrastructure consists of fiber optic cables and associated advanced electronics and transmission equipment. The Company’s network includes a centrally controlled, logical IP switch (i.e., “Soft Switch”), and is generally configured in redundant synchronous optical network (“SONET”) rings to make the network accessible to the largest concentration of telecommunications intensive business customers within a given market. This network architecture also offers the advantage of uninterrupted service in the event of a fiber cut or equipment failure, thereby resulting in limited outages and increased network reliability in a cost efficient manner.

REORGANIZATION AND EMERGENCE FROM BANKRUPTCY

On November 14, 2000, (the “Petition Date”), ICG and its operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States District Court for the District of Delaware (the “Bankruptcy Court”).

On December 19, 2001, the Company filed a proposed Plan of Reorganization and a Disclosure Statement in the Bankruptcy Court. The Company subsequently filed a First Amended Plan and Disclosure Statement on March 1, 2002. On March 26, 2002, the Company filed a Second Amended Plan and Disclosure Statement, which were amended on April 3, 2002. The original Plan of Reorganization, the Disclosure Statement, the First Amended Plan

and Disclosure Statement, and the Second Amended Plan and Disclosure Statement are collectively referred to herein as the “Original Plan.” On April 3, 2002, the Company submitted the Original Plan to the Company’s creditors for approval. On May 16, 2002, the Company’s balloting agent filed an affidavit indicating that all classes of creditors entitled to vote had overwhelmingly accepted the Original Plan. On May 21, 2002, the Bankruptcy Court entered an order confirming the Original Plan.

The Original Plan was formulated on the basis of extensive negotiations conducted among the Company and its primary constituencies. As part of the Original Plan, the Company received commitment letters for new financing totaling $65 million (the “Original Exit Financing”). The Original Exit Financing was to be funded predominantly by Cerberus Capital Management, L.P. (“Cerberus”). Although the Bankruptcy Court confirmed the Original Plan, the closing of the Original Exit Financing transactions did not occur and the Original Plan did not become effective as a result of disagreements between the Company and Cerberus.

After consulting with the Company’s official committee of unsecured creditors and the Company’s senior secured lenders, the Company engaged in settlement discussions with Cerberus. As a result of those negotiations, on July 25, 2002, the Company entered into an agreement with Cerberus that was embodied in a proposed modification to the Original Plan. The Original Plan, as modified, is referred to herein as the “Modified Plan”.

The Company determined that the changes to the Original Plan, as reflected in the Modified Plan, required a re-solicitation of votes from certain classes of creditors. Thus, on July 26, 2002, the Company filed the Modified Plan and a Supplement to the Disclosure Statement in the Bankruptcy Court. On August 23, 2002, the Company submitted the Modified Plan to the Company’s creditors for approval. On October 7, 2002, the Company’s balloting agent filed an affidavit indicating that all classes of creditors entitled to vote had again overwhelmingly accepted the Modified Plan. On October 9, 2002, the Bankruptcy Court entered an order confirming the Modified Plan. On October 10, 2002 (the “Effective Date”), the Company’s Modified Plan became effective and the Company emerged from Chapter 11 bankruptcy protection.

Pursuant to the Modified Plan, on October 10, 2002, the Company received new financing consisting of a $25 million senior subordinated term loan (the “Senior Subordinated Term Loan”). The Company’s senior secured credit facility (the “Senior Facility”) balance was then cancelled and replaced with new notes (the “Secured Notes”). Proceeds from the Senior Subordinated Tern Loan were utilized to pay down the balance of the Secured Notes to $59 million.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, uncollectible accounts receivable, long-lived assets, operating costs and accruals, litigation and contingencies. Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. Such information forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies address the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Financial Reporting by Entities in Reorganization under the Bankruptcy Code and Fresh Start Reporting

Between November 14, 2000, and October 10, 2002, ICG operated as a debtor-in-possession under the supervision of the Bankruptcy Court. ICG’s financial statements for reporting periods within that timeframe were prepared in accordance with the provisions of Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”.

For financial reporting purposes, close of business on October 11, 2002, represents the date of emergence from bankruptcy. As used herein, the following terms refer to the Company and its operations:

“Predecessor Company”	The Company, pre-emergence from bankruptcy
“Reorganized Company”	The Company, post-emergence from bankruptcy
“2002 Predecessor”	The Company’s operations, January 1, 2002 - October 11, 2002
“2002 Reorganized”	The Company’s operations, October 12, 2002 - December 31, 2002

The implementation of the Modified Plan resulted in, among other things, Restated Articles of Incorporation and By-laws, a new capital structure, the satisfaction or disposition of various types of claims against the Predecessor Company, the assumption or rejection of certain lease agreements and executory contracts, and the establishment of a new board of directors following the Effective Date.

In connection with the emergence from bankruptcy, the Company adopted Fresh Start reporting (“Fresh Start”) in accordance with the requirements of SOP 90-7. The application of SOP 90-7 resulted in the creation of a new reporting entity. Under Fresh Start reporting, the reorganization value of ICG was allocated to its assets and liabilities on a basis substantially consistent with purchase accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141, “Business Combinations.”

Under Fresh Start reporting, the reorganization value of ICG, which represents the fair value of all of ICG’s assets (net of liabilities), was allocated to the Company’s assets and liabilities, other than deferred income taxes, based on their relative fair values. Deferred taxes were determined in accordance with SFAS No. 109, “Accounting for Income Taxes”. The application of SOP 90-7 created a new reporting entity having no retained earnings or accumulated deficit.

The Company engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of ICG. The assumptions underlying the valuation were described in the Modified Plan. The independent financial advisor estimated ICG’s reorganization value range at $250 million to $325 million. The Company used a reorganization value of $284 million, which consists of equity and funded debt of $83 million and $201 million, respectively, for Fresh Start reporting as of October 11, 2002. The Fresh Start adjustments, primarily related to the adjustment of ICG’s assets and liabilities to fair market values, had a significant effect on the Reorganized Company’s subsequent statements of operations.

ICG recorded approximately $4.4 billion of net reorganization income in the Predecessor Company’s statement of operations for 2002, which includes the gain on the restructuring of equity and the discharge of obligations subject to compromise for less than recorded amounts, as well as adjustments to reduce the historical carrying values of the Company’s assets and liabilities to fair market value.

The effects of the reorganization and Fresh Start reporting on ICG’s balance sheet as of October 11, 2002, were as follows (in thousands of dollars):

		Settlement of
	Predecessor	Claims, Debt			Reorganized
	Company	Discharge and			Company
	Balance Sheet	Equity		Fresh Start	Balance Sheet
	(Pre-	Restructuring	New Funding	Reporting	(Post-
	Confirmation)	(a)	(b)	(c)	Confirmation)

Assets
Current assets:
Cash and cash equivalents	109,720	(6,678)	(47,968)		55,074
Restricted cash, current	—		15,778		15,778
Receivables, net	28,944	459			29,403
Prepaid expenses and deposits	10,740	(3,526)	100		7,314

Total current assets	149,404	(9,745)	(32,090)	—	107,569
Property and equipment	622,659			(392,205)	230,454
Accumulated depreciation	(125,541)			125,541	—
Restricted cash, non-current	6,956		28,902		35,858
Other assets, net	12,444		(321)		12,123

Total Assets	665,922	(9,745)	(3,509)	(266,664)	386,004

Liabilities
Current liabilities:
Accounts payable	10,294				10,294
Accrued liabilities	43,392	(832)		(2,442)	40,118
Restructuring accruals	1,953	18,459			20,412
Deferred revenue	7,272			5,700	12,972
Current portion of debt and capital leases	—	14,143	1,864		16,007

Total current liabilities	62,911	31,770	1,864	3,258	99,803
Long-term liabilities:
Secured Notes	—		57,521		57,521
Capital lease obligations	51,154	38,873			90,027
Senior Subordinated Term Loan	—		19,711		19,711
Other debt	650	17,828			18,478
Deferred revenue	348			17,527	17,875

Total long-term liabilities	52,152	56,701	77,232	17,527	203,612
Liabilities subject to compromise	2,722,779	(2,492,726)	(84,574)	(145,479)	—

Total liabilities	2,837,842	(2,404,255)	(5,478)	(124,694)	303,415
Redeemable preferred stock	1,289,788	(1,289,788)			—
Stockholders’ deficit – Predecessor Company	(3,461,708)	3,606,998	(3,320)	(141,970)	—
Stockholders’ equity – Reorganized Company	—	77,300	5,289		82,589

Total liabilities and stockholders’ equity (deficit)	665,922	(9,745)	(3,509)	(266,664)	386,004

(a)	Includes adjustments to record: (i) settlement of post-petition administrative claims and pre-petition priority claims (i.e., tax authorities); (ii) affirmation of certain executory contracts (i.e., capital leases); (iii) discharge of pre-petition unsecured debt for common stock in the Reorganized Company; and (iv) cancellation of the Predecessor Company’s preferred stock, common stock and warrants.

(b)	Includes adjustments to record: (i) proceeds of $25 million from the Senior Subordinated Term Loan, net of $5 million debt discount attributable to the value of the warrants issued; (ii) refinancing of the Predecessor Company’s Senior Facility with the Reorganized Company’s Secured Notes whereby all proceeds from the Senior Subordinated Term Loan were used to immediately pay down the balance of the Secured Notes; (iii) write-off of the $2.5 million unamortized deferred financing costs related to obtaining the Senior Facility and the capitalization of $2.2 million of financing costs related to obtaining the Secured Notes and the Senior Subordinated Term Loan; and (iv) reclassification of $45 million to restricted cash, which represents 75% of the principal balance of the Secured Notes, in accordance with the loan agreement.

(c)	Includes adjustments to record (i) deferred revenue reclassification of $23 million and fair value write-down adjustment of $122 million; (ii) adjustment to reduce the net fair value of property and equipment by $267 million; and (iii) adjustment to reduce the accrued sales tax by $2 million as a result of the reduced property and equipment values of leased equipment.

Revenue Recognition and Accounts Receivable

Revenue for dedicated transport, data, Internet and the majority of switched services, exclusive of switched access, is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Switched access revenue and inter-carrier compensation, including reciprocal compensation and carrier access, is generally billed on a transactional basis determined by customer usage. The transactional elements of switched access services and inter-carrier compensation are billed in arrears and estimates are used to recognize revenue in the period provided. Fees billed in connection with customer installations and other up front charges are deferred and recognized as revenue ratably over the estimated average contract life.

In the past, the Company entered into indefeasible rights-of-use agreements (“IRUs”), pursuant to which the Company continues to lease its metropolitan fiber and other infrastructure to other telecommunications services providers. If the requirements for sales-type lease accounting were met, the Company recognized revenue in the period that facilities became available for use by the customer. If the requirements for sales-type lease accounting were not met, as was generally the case, the Company has recognized revenue ratably over the term of the agreement. Revenue earned on the portion of IRUs attributable to the provision of maintenance services has been recognized ratably over the term of the agreement. Revenue from IRU agreements in 2000, 2001, 2002 Predecessor and 2002 Reorganized, totaled $14 million, $9 million, $7 million and $1 million, respectively.

The Company records reciprocal compensation and carrier access revenue in accordance with regulatory authority approval and pursuant to interconnection agreements with incumbent local exchange carriers (“ILECs”) and interexchange carriers (“IXCs”) for the origination, transport and/or termination of traffic originated by ILEC and IXC customers, including Internet traffic. The Company recognizes revenue as the service is provided, except in those cases where the revenue is under dispute and collection is uncertain.

On October 1, 2000, the Company adopted Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. Effective January 1, 2000, installation revenue is deferred and recognized ratably as revenue over the estimated average contract life. Prior to the adoption of SAB No. 101, the Company recognized installation revenue as services were performed. As required by generally accepted accounting principles, the Company reflected the effects of the change in accounting principle as if such change had been adopted as of January 1, 2000, and included in the results of operations for the year ended December 31, 2000, a charge of $7 million relating to the cumulative effect of this change in accounting principle. In addition, the change in accounting principle resulted in an increase in revenue for the year ended December 31, 2000, of $1 million.

The Company recognizes revenue at the amount expected to be realized, which includes billing and service adjustments. Valuation allowances for uncollectible accounts receivable are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of this reserve periodically, evaluating general factors such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific valuation allowances based on the amount the Company expects to collect from these customers, as considered necessary. If circumstances relating to specific customers change or economic conditions improve or worsen such that past collection experience and assessment of the economic environment are no longer relevant, the estimate of the recoverability of the Company’s trade receivables may change.

The Company had, as of December 31, 2002, total accounts receivable outstanding of $36 million and an allowance for uncollectible accounts receivable of $9 million.

Operating Costs and Accrued Liabilities

The Company leases certain network facilities, primarily circuits, from ILECs and CLECs to augment its owned infrastructure for which it is generally billed a fixed monthly fee. The Company also uses the facilities of other carriers for which it is billed on a usage basis. The Company issued a significant number of disconnect orders to ILECs and CLECs for leased circuits throughout 2001 as a result of the Company’s optimization of its network and associated operating cost structure, as well as the curtailment of the Company’s expansions plans. In addition, many of these providers changed the Company’s billing account numbers (“BANs”) in an attempt to segregate the Company’s pre- and post-Chapter 11 petition billing activity. Disconnected services were frequently not reflected on a timely basis by these facilities providers on the Company’s invoices, resulting in inaccurate invoices and disputes, and the assignment of new BANs by these facilities providers frequently resulted in incorrect balances being carried forward on invoices. The Company disputes invoices for usage billings when the call record detail is not adequate to support such charges. As a result of these and other types of billing disputes, the Company is in settlement negotiations with certain providers.

In determining the amount of such operating expenses and related accrued liabilities to reflect in its financial statements, the Company considers the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting such disconnect notices and disputes to the provider of the facilities, and compliance with its interconnection agreements with these carriers. Significant judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation.

Property and Equipment

The Company’s property and equipment includes property and equipment in service, under construction or development, and held for sale.

Property and equipment in service is stated at historical cost, reduced by provisions to recognize impairment in value. Costs associated directly with network construction, service installations and development of business support systems, including employee related costs, and interest expense incurred during the construction period, are capitalized. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives, which are determined based on historical usage with consideration given to technological changes, trends in the industry and other economic factors that could impact the network architecture and asset utilization. Assets held for sale are stated at the estimated proceeds from the sale, less costs to sell.

Equipment held under capital leases is stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. Amortization of equipment held under capital leases is included in depreciation and amortization expense, and is calculated on a straight-line basis over the estimated useful lives of the assets, or the related lease term, whichever is shorter.

The Company provides for the impairment of long-lived assets pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the estimated undiscounted future cash flows from the asset, excluding interest. Measurement of the impairment loss is then based on the estimated fair value of the asset. Considerable judgment is required to project such future cash flows and, if required, estimate the fair value of the impaired long-lived assets.

The Company recorded approximately $1.7 billion, $28 million and $0.6 million of provision for impairment of long-lived assets in 2000, 2001 and 2002 Predecessor, respectively. Pursuant to the adoption of Fresh Start, the Company wrote down the value of its property and equipment by $392 million, and the balance of the accumulated depreciation by $126 million. The total Fresh Start value of the long-lived assets was generally allocated on a pro rata basis to the individual asset categories based on asset appraisals obtained in November 2001 and March 2002. The new property and equipment values are being depreciated over the remaining useful lives of the assets.

LIQUIDITY AND CAPITAL RESOURCES

Reorganized Capital Structure

Pursuant to the Modified Plan, all outstanding shares of the Predecessor Company’s preferred and common stock, as well as all other outstanding equity securities, including warrants and options, were cancelled on October 10, 2002.

In accordance with the Modified Plan, a total of 8,000,000 shares of the Reorganized Company’s common stock was established for distribution to the Predecessor Company’s unsecured creditors on a pro rata basis, as described in the Modified Plan. On January 10, 2003, 5,893,250 shares of the Reorganized Company’s common stock were distributed. The distribution of the remaining shares will be completed after the final reconciliation of pre-petition bankruptcy claims filed against the Predecessor Company.

In accordance with the Modified Plan, warrants to purchase 800,000 shares of the Reorganized Company’s common stock were established for distribution to certain of the Predecessor Company’s unsecured creditors on a pro rata basis, as described in the Modified Plan. On January 10, 2003, warrants to purchase 548,166 shares of the Reorganized Company’s common stock were distributed. The distribution of the remaining warrants will be completed after the final reconciliation of pre-petition bankruptcy claims filed against the Predecessor Company. The strike price of the warrants is $9.12, which represented the Reorganized Company’s equity value per share on the Effective Date. The warrants may be exercised from the date of issuance until the later of (i) October 10, 2007, or (ii) the date that a registration statement covering the underlying common stock of the warrants becomes effective.

Pursuant to the Modified Plan, on October 10, 2002, the Company received new financing consisting of the $25 million Senior Subordinated Term Loan. The Company’s Senior Facility balance was then cancelled and replaced with the Secured Notes. Proceeds from the Senior Subordinated Term Loan were utilized to pay down the balance of the Secured notes to $59 million. The Secured Notes are secured by substantially all assets of the Company. The principal balance of the Secured Notes is projected to begin amortizing in August 2003 and will mature in May 2005. Interest on the Secured Notes accrues at a premium of 3.5% to 6.0% over LIBOR or, at the Company’s option, at a premium of 2.25% to 4.75% over the bank’s prime rate. The interest rate premium at any given time is determined based on the cumulative amount of the principal prepayments made by the Company. Interest is payable quarterly in arrears. The weighted average interest rate in effect at December 31, 2002 was 7.8%.

The Senior Subordinated Term Loan is subordinate only to the Secured Notes and is secured by substantially all assets of the Company. The loan accrues interest at 14% per annum, which is payable monthly in arrears, and matures on July 25, 2006. In connection with the Senior Subordinated Term Loan, warrants to purchase a total of 673,684 shares of the Reorganized Company’s common stock were issued. Of the 673,684 shares, warrants to purchase 200,000 shares have an exercise price equal to $9.12, and warrants to purchase 473,684 shares have an exercise price of $0.01. All such warrants expire, if unexercised, on July 25, 2007. The warrants have an estimated fair market value of $5 million, which has been established as a debt discount with a corresponding increase to additional paid-in capital of stockholders’ equity in the Reorganized Company’s balance sheet. The debt discount is amortized to interest expense over the remaining term of the Senior Subordinated Term Loan.

The Senior Subordinated Term Loan was arranged by Cerberus. Subject to certain ownership percentage requirements, the Senior Subordinated Term Loan entitles Cerberus to appoint two directors to the reorganized Company’s Board of Directors. Pursuant to the Modified Plan, W. R. Huff Asset Management Co. L.L.P. (“Huff”) is also entitled to appoint two directors. The Company’s Chief Executive Officer, Randall E. Curran, serves as Chairman of the Company’s Board of Directors. Pursuant to the Company’s Restated By-laws, certain corporate actions require the approval of a supermajority of the Board.

The Secured Notes and the Senior Subordinated Term Loan require the Company to meet certain financial covenants, including minimum EBITDA requirements and limitations on capital expenditures. The Secured Notes and the Senior Subordinated Term Loan covenants also require that the Company maintain a minimum cash balance equal to 75% of the outstanding principal amount of the Secured Notes until July 25, 2003, and 50% of the outstanding principal balance thereafter. Accordingly, on the Effective Date the Company transferred $45 million to a cash collateral account, which is classified as restricted cash in the Company’s balance sheet. The Company expects that $17 million of the restricted cash balance will become available as a result of scheduled principal repayments of the Secured Notes and the reduction of the required minimum cash balance to 50% of the outstanding principal amount of the Secured Notes in the second half of 2003. Therefore, $17 million of restricted cash has been classified as current at December 31, 2002.

The Company leases certain office facilities and fiber equipment under various capital lease arrangements. As of December 31, 2002, the Company had $97 million in capital lease obligations, $6 million of which is due in 2003. Capital lease obligations include the Company’s corporate headquarters building, land and improvements (collectively, the “Company Headquarters”). The balance of the Company Headquarters lease agreement was $51 million at December 31, 2002. The lease expires in January 2023.

Other debt totaling $26 million consists primarily of notes issued to vendors and taxing authorities. The notes have interest rates that range from 4% to 10%, and a weighted average interest rate at December 31, 2002, of 7.5%. The expiration dates of the notes range from 2003 through 2006. Principal and interest are generally payable monthly. Approximately $9 million of other debt has yet to be formally documented with a note, but is expected to be in the near future.

Under the Reorganized Company’s articles of incorporation and in accordance with the Modified Plan, the Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.001 per share; however, none had been issued as of December 31, 2002.

Funding Requirements

At December 31, 2002, the Company had cash, cash equivalents and restricted cash totaling $102 million, which is comprised of the following: (i) cash and cash equivalents of $51 million; (ii) restricted cash – current of $17 million, which represents the amount the Company expects will be available for current operations in the second half of 2003; and (iii) restricted cash – non-current of $34 million.

The Company expects to pay approximately $17 million in 2003 to certain holders of pre-petition claims, professional services providers, and other parties for matters relating to the Company’s bankruptcy proceedings.

The Company anticipates that it will need additional financing in 2005 and 2006 in order to refinance the Secured Notes and the Senior Subordinated Term Loan, respectively, which become due. Such refinancing, however, is contingent upon market conditions and the Company’s results of operations, and is therefore not assured.

Capital Commitments

Contractual Cash Commitments

The following table summarizes the Company’s contractual cash commitments at December 31, 2002:

					More than
		Less than	1-3 years	3-5 years	5 years
		1 year	(2004-	(2006-	(2008 -
	Total	(2003)	2005)	2007)	2022)

	(in thousands of dollars)
Long-term debt obligations	110,642	12,973	70,211	27,458	—
Capital lease obligations, excluding interest	96,585	5,642	13,539	1,360	76,044
Operating lease obligations	109,941	18,971	29,065	24,182	37,723
Purchase obligations	20,391	4,326	2,279	1,578	12,208

Total	337,559	41,912	115,094	54,578	125,975

Capital Expenditures

Capital expenditures, exclusive of amounts required to maintain network functionality, will be driven primarily by customer demand for the Company’s services. If customer demand for new services does not meet management’s expectations, capital expenditures will be proportionally reduced. The Company expects that approximately $13 million will be required in 2003 for capital expenditures related to network infrastructure upgrades, enhancements to back office systems and to sustain the current network functionality. The Company has significant capacity available on its data backbone, metropolitan and regional fiber networks and in its modem banks. It is the Company’s objective to use this capacity to generate future revenue streams.

Assessment of Risks and Uncertainties

The Company is subject to a number of significant risks. The telecommunications industry contains many inherent risks, and the Company faces risks specific to its own operations. These risks include, but are not limited to the following:

Customer concentration and the Company’s ability to retain its major customers on profitable terms

A significant amount of the Company’s revenue is derived from long-term contracts with certain large customers. In 2002, three customers individually represented more than 5% of ICG’s total revenue: Qwest Communications Corporation (together with its affiliated entities, “Qwest”), a large national ISP and UUNET (a subsidiary of WorldCom, Inc., together with its affiliated entities, “WorldCom”). Revenue from Qwest accounted for 30% of total revenue for the year ended December 31, 2002. Revenue from the top three and ten customers in 2002 accounted for 43% and 65%, respectively, of ICG’s total revenue.

In general, upon the contractual expiration of the Company’s agreements with its customers, there can be no assurance that customers will elect to continue such agreements; in fact, they may elect to disconnect services. In addition, certain material customer agreements do not require the customer to maintain minimum commitments at their current levels. There can be no assurance that such customers will continue to purchase the same amount of services from ICG.

During 2002, a number of the Company’s customers filed for bankruptcy protection. Under the Bankruptcy Code, customers who file for bankruptcy protection may choose to affirm or reject their pre-petition contracts with the Company. If they choose to reject those contracts, ICG’s recourse is to pursue an unsecured claim in the customer’s bankruptcy proceeding for damages associated with rejection of the contract. The ultimate amount and nature of recovery on such claims is highly uncertain and specific to each proceeding. WorldCom filed for bankruptcy protection on July 21, 2002.

Since WorldCom’s bankruptcy filing, ICG has continued to provide service to WorldCom. The WorldCom entities accounted for approximately 11% of the Company’s revenue in 2002. ICG and one of Worldcom’s subsidiaries, MCI Worldcom Network Services, Inc., have reached agreement with regard to the assumption of MCI Worldcom Network Services, Inc.’s pre-petition contract. The assumption is subject to approval by Worldcom’s bankruptcy court. If approved, the assumption will result in a total reduction in contractual revenue of approximately $8.9 million over the combined fiscal years 2003 and 2004.

As of December 31, 2002, customers who have filed for bankruptcy protection represented less than 14% of the Company’s monthly revenue. This revenue could be subject to rejection pursuant to the customer’s bankruptcy proceedings. The Company is unable at this time to predict the ultimate outcome of such proceedings. Furthermore, given the depressed state of the national economy and the telecommunications sector in particular, there can be no assurance that the Company will not continue to lose significant recurring revenue due to customer bankruptcies.

In addition, several of ICG’s other customers have approached ICG about possibly settling or restructuring future rates and/or levels of service provided under their service contracts. If the Company agrees to settle or restructure the future provisions of any significant customer contracts, ICG’s results of operations and financial condition could be materially affected. At this time, the Company cannot predict the possible outcome of such negotiations.

While management continues to evaluate and plan for the expiration of certain contracts with large customers and the replacement of monthly recurring revenue from customers currently involved in bankruptcy proceedings, the unexpected loss of any one or more of these customers, particularly Qwest, could have a significant impact on the Company’s operating results.

The Company’s ability to collect reciprocal compensation

Reciprocal compensation rates are negotiated elements of inter-carrier compensation established pursuant to interconnection agreements between the parties. The Company has executed interconnection agreements with all regional bell operating companies (“RBOCs”) and most other ILECs and, while the initial terms of some of those agreements have expired or are soon expiring, the Company is in the process of renegotiating and extending the terms of the interconnection agreements. The interconnection agreements currently in effect with three of the major RBOCs expire in June 2003, October 2003, and June 2004, respectively.

In most states in which the Company provides services, regulatory bodies have established lower traffic termination rates than the negotiated rates provided for in the Company’s interconnection agreements. As a result, future reciprocal compensation rates will likely be lower than the rates under the expiring interconnection agreements.

Reciprocal compensation revenue is discussed in more detail under “Results of Operations.”

The Company’s ability to sustain positive operating income and EBITDA

Prior to filing for Bankruptcy, the Company incurred substantial net losses and negative cash flows from operating activities. Since the second quarter of 2001, however, the Company has experienced positive EBITDA. Additionally, since the third quarter of 2002, the Company has experienced positive operating income. Nevertheless, there can be no assurance that the Company will continue to experience positive EBITDA or operating income. A reconciliation of EBITDA results to net income (loss) is presented herein under “Results of Operations”.

The Company’s ability to successfully maintain commercial relationships with its critical suppliers

The Company relies in part on other telecommunications service providers to provide data communications capacity via leased telecommunications lines. If its suppliers are unable or unwilling to provide or expand their current levels of service to the Company in the future, or are unable to provide these services in a timely manner, ICG’s operations could be materially affected. Although leased telecommunications lines are available from several alternative suppliers, there can be no assurance that ICG could obtain substitute services from other providers at reasonable prices or in a timely fashion. ICG is also subject to risks relating to potential disruptions in its suppliers’ services, and there are no assurance that such interruptions will not occur in the future. Service interruptions could produce substantial customer dissatisfaction and possibly cause the Company to fail to meet its minimum network performance commitments, which could adversely affect the Company’s results of operations and financial condition.

The Company’s ability to manage expansion of its service offerings and its network and infrastructure

The Company plans to introduce new communications services, expand service in its existing markets, and possibly expand service offerings into new markets. Such projects of a significant nature entail various operational and financial risks, including the following:

•	Obtaining any required governmental permits and rights-of-way;

•	Implementing interconnection agreements with ILECs and addressing other regulatory matters;

•	Designing, acquiring, and installing transmission, switching and data facilities;

•	Attracting new customers and selling new services to existing customers;

•	Training and managing the Company’s employee base; and

•	Accurately predicting and managing the cost and timing of associated capital expenditure programs.

In the event the Company is unable to successfully manage and implement such projects, the Company’s business, results of operations and financial condition could be adversely affected in a material manner.

The Secured Notes and Senior Subordinated Term Loan contain certain covenants that restrict the Company’s financial and operational flexibility

Under the terms of the Secured Notes and Senior Subordinated Term Loan, the Company is required to adhere to a number of affirmative, negative and financial covenants, including among other things, covenants which require it to maintain a minimum cash balance, maintain a minimum level of EBITDA performance and limitations on capital expenditures.

In addition, the Secured Notes and the Senior Subordinated Term Loan contain other restrictive provisions or covenants that limit, and in some circumstances prohibit, the Company’s ability to:

•	Incur additional debt;

•	Engage in mergers and acquisitions;

•	Pay dividends, make investments or other restricted payments;

•	Create liens;

•	Sell assets; and

•	Raise additional capital.

These provisions and covenants may limit the Company’s future financial and operating flexibility. In addition, if the Company is unable to maintain compliance with the covenants in the Secured Notes and the Senior Subordinated Term Loan, the lenders may accelerate repayment of amounts owed under these credit agreements. Furthermore, the Secured Notes and the Senior Subordinated Term Loan contain cross-default provisions under which the Company is deemed to be in default under such credit agreements if it is in default under any of the Company’s other material outstanding obligations.

Based on certain internal Company projections, the Company would need to request a modification or waiver with respect to the minimum level of EBITDA performance by the fourth quarter of 2004 if such projected future operating results were to ultimately be realized. However, management anticipates that the Company’s business provides sufficient flexibility (i.e. improved sales and revenue performance, reduced costs, etc.) so as to enable the Company to remain in compliance with the financial covenants. The Company’s financial projections are based on the good faith assumptions of management, which are inherently uncertain. Actual results could be materially different (positively or negatively) from these projections, which in turn could impact the Company’s compliance with the financial covenants. In the event of non-compliance, absent the Company’s ability to obtain a modification or waiver of non-compliance from the secured lenders, or secure additional capital or alternative financing, the secured lenders could declare a default requiring the Company to accelerate repayment.

Changes in, or the Company’s inability to comply with, existing government regulations

Communications services are subject to significant regulation at the federal, state and local levels. Assumptions inherent in ICG’s business plan are consistent with both existing, as well as recently enacted regulatory changes. An adverse change to the regulatory environment, however, could negatively impact the Company in a number of ways, including:

•	Delays in receiving required regulatory approvals or the imposition of onerous conditions for these approvals;

•	Difficulties in completing and obtaining regulatory approval of interconnection agreements, which provide for the interconnection of ICG’s networks with existing local telephone companies’ networks;

•	Enactment of new, adverse legislation or regulatory requirements or changes in the interpretation of existing laws or regulations; and

•	Enactment of new, adverse legislation that increases the Company’s tax burden or the tax burden of the Company’s customers.

Many regulatory proceedings regarding issues that are important to the Company’s business are currently underway or are being contemplated by federal and state authorities. Changes in regulations or future regulations adopted by federal, state or local regulators, or other legislative or judicial initiatives relating to the telecommunications industry could cause ICG’s pricing and business models to fluctuate or otherwise have a material adverse effect on the Company.

The performance of the Company’s network

Many of the Company’s material service contracts require the Company to meet certain minimum performance standards. In the event the Company fails to meet these minimum performance levels, the Company may be required to issue credits and the customers may, in certain circumstances, have the ability to terminate their contracts and pursue other civil remedies. Although the Company’s network has been designed in such a manner so as to mitigate the impact of network outages, there can be no guarantee that such a significant network failure will not occur. In the event of such a network outage, the Company could fail to meet these performance standards and its revenue could be impacted accordingly.

Additionally, while the Company has installed what it believes are adequate protections to guard against unauthorized use of its network by third parties, these safeguards are not infallible and it is possible that the integrity of the network could be compromised to the detriment of the Company and its customers.

The rapid change of technology within the telecommunications industry

ICG believes its telecommunications infrastructure enables the Company to provide superior service and reliability to its customers. Nevertheless, the Company continuously evaluates emerging technologies in light of its planned service offerings and the demands of its customer base in order to maintain the Company’s competitive positioning within the industry (i.e. functionality, operating cost structure, etc.).

Integrating new technologies into the Company’s network, if necessary, may prove difficult and expensive and technological upgrades to the Company’s network may not become available in a timely fashion at a reasonable cost, or at all. Furthermore, the development and introduction of new technologies by competitors may reduce the cost of services similar to those the Company provides and/or could give rise to new competition not currently anticipated. If the Company’s network infrastructure becomes obsolete and the Company is unable to maintain its competitive positioning, ICG’s business, results of operations and financial condition could be adversely affected in a material manner.

Moreover, the Company relies on critical vendors to continue to support the existing technology deployed in the Company’s network. While the Company’s vendors are committed to supporting such critical Company infrastructure for the near term, such support will not necessarily be available indefinitely. In such circumstances, the Company would either need to develop alternative methods of support or replace existing technology, neither of which may be feasible.

The Company’s ability to access capital markets in a timely manner, at reasonable costs and on satisfactory terms and conditions

The terms and conditions of the Secured Notes and the Senior Subordinated Term Loan require repayments in 2005 and 2006, respectively. Management does not anticipate that internally generated funds will be sufficient to satisfy these debt payments. Accordingly, depending upon actual operating results, ICG will likely need to raise additional funds to refinance the Secured Notes and the Senior Subordinated Term Loan in 2005 and 2006, respectively.

Further, the Company may need to raise additional funds to take advantage of unanticipated opportunities, including expansion or acquisitions of complementary businesses or technologies, develop new products or services, or respond to unanticipated competitive pressures.

If ICG does not have sufficient funding for its growth or contractual cash commitments, it may be required to delay or abandon certain development plans or seek additional capital earlier than anticipated. The Company cannot provide any assurance that additional financing arrangements will be available to it on acceptable terms, or at all. Moreover, ICG’s outstanding indebtedness may adversely affect its ability to engage in additional financings. If adequate funds are not available, ICG’s business, results of operations and financial condition could be adversely affected in a material manner.

The Reorganized Company is largely controlled by two parties

As of March 14, 2003, Huff and Cerberus control approximately 21.6% and 16.3%, respectively, of the voting securities of the Reorganized Company. See Part III, Item 12, “Certain Beneficial Owners.” In addition, pursuant to the Modified Plan and the Company’s Restated By-laws, the Company’s Board of Directors is comprised of five directors, with Huff and Cerberus each having the right to appoint two directors. Further, a super-majority vote of the existing Board of Directors is required to appoint an additional director. If the Company issues additional stock for aggregate consideration of at least $25,000,000 in cash, assets or stock to anyone other than Huff or Cerberus, the number of directors may be increased by two members with a majority vote of the Board.

Additionally, the non-Huff and non-Cerberus shareholders currently do not have the authority to amend the Restated By-laws as they relate to the control of the Board of Directors by Huff and Cerberus. The non-Huff and non-Cerberus shareholders will have the authority to replace one of the Huff nominees only when Huff beneficially owns less than 5% of the common stock of the Reorganized Company (before management options). The second Huff nominee can be replaced if Huff holds less than 1% (before management options) of the common stock of the Reorganized Company. The non-Huff and non-Cerberus shareholders will have the authority to replace one of the Cerberus nominees only when Cerberus beneficially owns less than 5% of the common stock of the Reorganized Company (before management options) and Cerberus no longer owns any portion of the Senior Subordinated Term

Loan. The second Cerberus nominee can be replaced if Cerberus no longer owns any of the Senior Subordinated Term Loan and holds less than 1% (before management options) of the common stock of the Reorganized Company.

As a result of the foregoing, it is likely that, for the foreseeable future, Huff and Cerberus will have the collective ability to control all matters requiring Board action, including potential financing transactions, mergers and acquisitions, sales or other dispositions of assets, the nomination of directors and the overall management and policies of the Company. It is also possible, however, that in certain circumstances the interests of Huff and Cerberus may not coincide. Moreover, as certain of the directors are in some cases also employees or agents of Huff or Cerberus, they may not be considered independent by some standards.

Potential for business combinations

The Company continuously evaluates the feasibility and possible strategic benefits of potential business combinations and other transactions that would extend its geographic markets, expand its services, or enlarge the capacity of the Company’s networks. Notwithstanding the required consent from its secured lenders under the Senior Notes and the Senior Subordinated Term Loan in order to consummate such a transaction, any material transaction that the Company would undertake could result in an increase in the Company’s indebtedness or the issuance of additional common stock or both, or a change of control. There can be no assurance that the Company will enter into any such transaction or, if it does, on what terms.

General economic conditions and the related impact on demand for the Company’s services

The national economy, and the telecommunications industry in particular, have been significantly affected by the current economic slowdown. Many of the Company’s customers have experienced substantial financial difficulty over the last year, in some cases leading to bankruptcies and liquidations. The financial difficulties of the Company’s customers could have a material impact if the Company is unable to collect revenue from these customers. In addition, customers experiencing financial difficulty are less likely to order additional services, and the Company’s business plan is predicated upon increasing both the number of customers and the services current customers order.

The telecommunications industry is extremely competitive, particularly with regard to pricing for services and service levels. Many of the Company’s existing and potential competitors have significantly greater resources than ICG. Competitors may also have more established brand names and larger customer bases to better promote their services.

Further, the immense capital investments made in the telecommunications industry have created an oversupply of network infrastructure. Combined with this oversupply, rapid technological advancements and intense competition have resulted in significant pricing pressure in each of the Company’s main service areas. While the Company believes that overall its pricing is competitive, it cannot predict what impact such oversupply of network infrastructure will have on future operating results. There can be no assurance that sufficient demand will exist for the Company’s services, that prices will not continue to decline, or that the Company can successfully compete in its selected markets.

Moreover, the financial difficulties experienced by the telecommunications industry diminish the Company’s ability to obtain additional capital and may adversely affect the willingness of potential customers to move their telecommunications services to an emerging provider such as ICG.

Off Balance Sheet Financing

The Company has no off balance sheet financing other than long term commitments for operating leases and rents as shown in the summary of Contractual Cash Commitments.

Historical Cash Activities

Net Cash Provided (Used) By Operating Activities

Predecessor Company

The Predecessor Company’s operating activities before reorganization items provided positive cash flow totaling $142 million, $74 million and $29 million in 2000, 2001 and 2002 Predecessor, respectively.

In 2002 Predecessor, operating activities before reorganization items consisted of a net loss before reorganization items of $21 million and cash used by working capital of $24 million, offset by non-cash charges of $74 million. In 2001, operating activities before reorganization items consisted of a net loss before reorganization items of $99 million, offset by non-cash charges of $136 million and cash provided by working capital of $37 million. In 2000, operating activities before reorganization items consisted of a net loss before reorganization items of approximately $2.4 billion, offset by cash provided by working capital of $212 million and non-cash charges of $2.3 billion, comprised primarily of approximately $1.7 billion of provision for impairment of long-lived assets.

Reorganization items used $20 million, $86 million and $31 million of cash in 2000, 2001 and 2002 Predecessor, respectively. Reorganization items represent primarily reorganization income (expense), net, adjusted for non-cash items recognized during the bankruptcy process. These non-cash items were comprised primarily of Fresh Start reporting adjustments in 2002 Predecessor, changes in liabilities subject to compromise and restructuring accruals, gains related to contract settlements, and a gain related to the write-off of deferred financing and offering costs in 2000.

Reorganized Company

The Reorganized Company’s operating activities in 2002 provided positive cash flow totaling $4 million. Operating activities before reorganization items provided positive cash flow of $8 million, which was offset by a decrease in restructuring accruals of $4 million. The $8 million of cash provided by operating activities before reorganization items consisted of depreciation and amortization of $8 million and other non-cash charges of $3 million, offset by a net loss of $1 million and cash used by working capital of $2 million.

Net Cash Used By Investing Activities

Predecessor Company

Investing activities used $558 million, $18 million and $78 million in 2000, 2001 and 2002 Predecessor, respectively. Net cash used by investing activities was primarily comprised of purchases of property and equipment, proceeds from disposition of property, equipment and other assets, purchases and sales of short-term investments, and fluctuations in restricted cash and long-term deposit balances.

Net cash used by investing activities includes cash expended for the acquisition of property, equipment and other assets of $596 million, $44 million and $37 million in 2000, 2001 and 2002 Predecessor, respectively, which is net of the change in prepaid expenses, accounts payable and accrued liabilities related to the acquisition of property and equipment.

Additionally, in accordance with the terms of the Secured Notes, on the Effective Date the Company transferred $45 million to a cash collateral account, which is classified as restricted cash in the Company’s balance sheet.

The Company’s capital expenditures (including assets acquired under capital leases) were $974 million, $92 million and $41 million in 2000, 2001 and 2002 Predecessor, respectively. In 2000 and 2001, the Company acquired assets under capital leases and IRU agreements of $231 million and $51 million, respectively. No assets under capital leases or IRU agreements were acquired in 2002 Predecessor.

Reorganized Company

Investing activities in 2002 Reorganized used $8 million, primarily comprised of purchases of property and equipment, offset by proceeds from decreases in long-term deposits and restricted cash, and proceeds from the disposition of property, equipment and other assets. Net cash used by investing activities includes cash expended for the acquisition of property, equipment and other assets of $11 million in 2002 Reorganized, which is net of the change in prepaid expenses, accounts payable and accrued liabilities related to the acquisition of property and equipment.

The Company’s 2002 Reorganized capital expenditures were $10 million. No assets under capital leases or IRU agreements were acquired in 2002 Reorganized.

Net Cash Provided (Used) By Financing Activities

Predecessor Company

Financing activities provided $528 million in 2000 and used $21 million, $11 million and $1 million in 2001 and 2002 Predecessor, respectively.

Financing activities for 2002 Predecessor include the receipt of new financing consisting of a $25 million Senior Subordinated Term Loan, which was used to pay down the Secured Notes to a balance of $59 million. The Company also made payments of $2 million for long-term debt issuance costs and $9 million for capital leases.

Due to the Company’s ongoing bankruptcy proceedings, the Company’s financing activities in 2001 were minimal. All pre-petition contractual debt and capital lease payments were suspended pursuant to the Company’s bankruptcy proceedings and subject to revised payment terms on a specific, case-by-case basis. The Company ceased the accretion of discounts and the accrual of interest on all unsecured debt subject to compromise as of the Petition Date. The Company continued to accrue and make interest payments on all fully secured long-term debt and capital lease obligations. During 2001, the Company made principal payments on capital leases of $17 million. In addition, the Company made $1 million in preferred stock dividend payments in 2001 as part of a settlement approved by the Bankruptcy Court.

Net cash provided by financing activities in 2000 includes proceeds from the Senior Facility, the 8% Series A Convertible Preferred Stock, and the issuance of common stock in conjunction with the exercise of options and warrants and the Company’s employee stock purchase plan. These cash inflows were offset by principal payments on long-term debt, capital leases and IRU agreements and payments of long-term debt issuance costs and preferred dividends.

Reorganized Company

Financing activities used $1 million in 2002 Reorganized, consisting primarily of principal payments on long-term debt and capital leases.

RESULTS OF OPERATIONS

Due to the adoption of Fresh Start reporting as of October 11, 2002, the Reorganized Company’s post-Fresh Start balance sheet, statement of operations and statement of cash flows have not been prepared on a consistent basis with, and are therefore generally not comparable to, those of the Predecessor Company prior to the application of Fresh Start. In accordance with SOP 90-7, the Reorganized Company’s balance sheet, statement of operations and statement of cash flows have been presented separately from those of the Predecessor Company.

The Reorganized Company’s revenue (except as noted below), operating costs, selling, general and administrative expenses, and bad debt expense were not affected by the adoption of Fresh Start reporting. Therefore, the Predecessor Company’s 2002 amounts have been combined with the Reorganized Company’s 2002 amounts for comparison and analysis purposes herein.

	Predecessor Company					Reorganized Company

	Year Ended December 31,				Jan. 1 -	Oct. 12 -	Total
					Oct. 11,	Dec. 31,

	2000		2001			2002

	$	%	$	%	$			%

		(dollar amounts in thousands)
Revenue (1)	598,283	100	499,996	100	333,167	86,937	420,104	100
Operating costs	440,090	74	351,973	70	195,351	54,873	250,224	60
Selling, general and administrative	199,508	33	94,155	19	70,730	18,944	89,674	21
Bad debt expense	84,457	14	14,236	3	4,016	1,278	5,294	1

EBITDA (2)	(125,772)	(21)	39,632	8	63,070	11,842	74,912	18

(1)	Revenue for the Reorganized Company is comparable to the revenue for the Predecessor Company, except with respect to revenue recognition of certain deferred revenue. Due to the write down of the deferred revenue balance in connection with the application of Fresh Start reporting, revenue was reduced by $1 million per quarter.

(2)	EBITDA consists of net income (loss) from continuing operations before interest, income taxes, reorganization income (expense), net, depreciation and amortization, and other income (expenses), net. EBITDA is presented to enhance an understanding of the Company’s operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles for the periods indicated. EBITDA is not a measurement under generally accepted accounting principles and is not necessarily comparable with similarly titled measures of other companies. The following table is a reconciliation of the net income (loss) reported by the Company to EBITDA:

				Reorganized
	Predecessor Company			Company

			Jan. 1 -	Oct. 12 -
	Years Ended December 31,		Oct. 11	Dec. 31

	2000	2001	2002

		(in thousands of dollars)
Net income (loss)	(2,493,517)	(112,665)	4,367,334	(1,476)
Reorganization expense (income), net	53,897	13,451	(4,387,967)	—
Depreciation and amortization	318,771	67,768	66,127	8,110
Interest expense	233,643	32,214	17,017	5,514
Interest income	(22,370)	—	—	(232)
Provision for impairment of long-lived assets	1,701,466	27,943	(673)	—
Other expense (income), net	82,338	10,921	1,172	(74)

EBITDA	(125,772)	39,632	63,070	11,842

YEAR 2002 COMPARED TO YEAR 2001

Revenue

	Year Ended December 31,

	2001		2002

	$	%	$	%

	(dollar amounts in thousands)
Dial-Up	177,917	36	184,575	44
Point-to-Point Broadband	146,808	29	103,890	25
Corporate Services	111,537	22	70,402	17
Reciprocal compensation	63,734	13	61,237	14

Total Revenue	499,996	100	420,104	100

Total revenue decreased $80 million, or 16%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001. The decrease was due primarily to a $43 million decrease in Point-to-Point Broadband revenue, a $41 million decrease in Corporate Services revenue, and a $3 million decrease in reciprocal compensation revenue, offset by a $7 million increase in Dial-Up revenue.

The general economic downturn and the severe downturn in the telecommunications industry have resulted in an oversupply of network infrastructure. In addition, the slowing economy has resulted in many of the Company’s customers ceasing operations, filing for bankruptcy protection, or looking for opportunities to cut costs. The effects on the Company include higher levels of customer disconnections and increased pricing pressure on new and existing customer contracts. In addition, customers are taking longer to make buying decisions, thus lengthening the sales cycle.

Dial-Up

Dial-Up revenue is earned by providing PRI ports (one- and two- way) and managed modem (RAS) services to ISPs and other communication service companies. Dial-Up revenue is comprised of (i) monthly recurring revenue, which includes fixed monthly service revenue and service revenue directly attributable to usage and (ii) non-recurring revenue, which includes installation revenue, billing adjustments and credits, and other non-recurring items.

Dial-Up revenue increased 4% from $178 million in 2001 to $185 million in 2002. For 2002 as compared to 2001, monthly recurring revenue increased 1% due to a 20% increase in the average billed line count, offset by a 16% decrease in the average monthly revenue per line. The average monthly revenue per line decreased due primarily to contract renegotiations with major customers and a change in product mix. Dial-Up revenue’s contribution to total revenue rose from 36% in 2001 to 44% in 2002.

Point-to-Point Broadband

Point-to-Point Broadband revenue is generated from service provided to IXCs and end-user business customers. This service provides dedicated bandwidth and offers DS1 to OC-192 capacity to connect: (i) long-haul carriers to local markets, large companies and other long-haul carrier facilities; and (ii) large companies to their long distance carrier facilities and other facilities.

Point-to-Point Broadband revenue decreased 29% from $147 million in 2001 to $104 million in 2002. The decrease in Point-to-Point Broadband revenue was comprised of decreases in special access, switched access and SS7 revenues of 28%, 54% and 55%, respectively. Special access revenue decreased primarily due to churn related to IXC customers reducing network capacity and a loss of end-users as a result of the economic downturn. Special access, switched access and SS7 revenue represented 90%, 6% and 4%, respectively of total Point-to-Point Broadband revenue in 2002. Switched access and SS7 revenues decreased primarily due to the loss of customers. Point-to-Point Broadband revenue’s contribution to total revenue declined from 30% in 2001 to 25% in 2002.

Corporate Services

Corporate Services revenue includes: (i) local enhanced telephony (“Voice”); (ii) dedicated internet access (“DIA”) provided to businesses over ICG’s major metropolitan fiber optic networks or lines leased from the ILECs; and (iii) other business services. Other business services include carrier access billing service (“CABS”), which is generated from the origination & termination of switched access traffic, as well as long distance revenue in 2001.

Corporate Services revenue decreased 37% from $112 million in 2001 to $70 million in 2002. Recurring voice revenue decreased $32 million, or 43%, due primarily to a 40% decrease in the average billed line count, which was primarily due to customer churn, and a 4% decrease in the average monthly revenue per line. Corporate Services revenue was also impacted by a $5 million, or 95%, decrease in long-distance revenue as a result of the Company’s transition out of the long-distance business in the fourth quarter of 2001. Corporate Services revenue’s contribution to total revenue declined from 22% in 2001 to 17% in 2002.

Reciprocal compensation

Reciprocal compensation revenue is primarily earned pursuant to interconnection agreements with ILECs for the transport and termination of calls originated by ILEC customers, including Internet bound calls.

Reciprocal compensation revenue decreased 4% from $64 million in 2001 to $61 million in 2002. Reciprocal compensation’s contribution to total revenue increased from 13% in 2001 to 14% in 2002. Reciprocal compensation revenue includes $4 million and $13 million from customer settlements in 2001 and 2002, respectively. Excluding these settlements, reciprocal compensation revenue would have decreased 19% primarily due to contractual and regulated rate reductions. The Company anticipates that reciprocal compensation revenue will continue to decline in the future based on future negotiated and regulated rate reductions and the expiration of agreements currently in effect between ICG and the major ILECs.

Operating costs

Total operating costs decreased 29% from $352 million in 2001 to $250 million in 2002. As a percentage of revenue, operating costs also decreased from 70% in 2001 to 60% in 2002. Operating costs consist primarily of payments to ILECs, other CLECs, and long distance carriers for the use of network facilities to support local, special, switched access services, and long distance services as well as internal network operating costs, right of way fees and other operating costs. Internal network operating costs include the cost of engineering and operations personnel dedicated to the operations and maintenance of the network. In 2002, the Company continued to reduce excess network capacity and reconfigure its network for better performance. In addition, the Company reduced headcount in 2002 by 16%.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses decreased 5% from $94 million in 2001 to $90 million in 2002. SG&A expenses represented 19% and 21% of revenue in 2001 and 2002, respectively. SG&A expenses decreased primarily due to reduced headcount, lower facilities costs achieved in connection with the Company’s consolidation of its locations during the bankruptcy reorganization, and reduced real estate and personal property taxes achieved as a result of write downs in the value of the Company’s property and equipment.

Bad debt expense

Bad debt expense decreased 63% from $14 million in 2001 to $5 million in 2002 due to improved collections and customer settlements.

Depreciation and amortization

Predecessor Company: Depreciation and amortization expense was $68 million and $66 million for 2001 and 2002 Predecessor, respectively. Pursuant to the adoption of Fresh Start in October 2002, the Company wrote down the book value of its property and equipment by $392 million, and the $126 million balance of the accumulated depreciation to zero. The total Fresh Start value of the long-lived assets was allocated pro rata to the individual asset categories based on recent asset appraisals. The new property and equipment values are being depreciated over the remaining useful lives of the assets.

Reorganized Company: Depreciation and amortization expense for 2002 Reorganized was $8 million. The average remaining useful life of the Company’s property and equipment in service at December 31, 2002, is approximately 6 years.

Provision for impairment of long-lived assets

Predecessor Company: Impairment charges of $28 million and $0.6 million were recorded in 2001 and 2002 Predecessor, respectively, to reduce assets classified as held for sale to their fair value.

Reorganized Company: The Company performed an analysis pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as of December 31, 2002, to determine if a provision for impairment of its long-lived assets was required. The analysis compared the Company’s estimate of future undiscounted cash flows that will be generated by the existing long-lived assets to their net book value of $231 million. The analysis indicated that no provision for impairment was required.

Other, net operating costs and expenses

Other, net operating costs and expenses decreased from $12 million in 2001 to $0.7 million in 2002 Predecessor. Other, net operating costs and expenses consist primarily of the loss on disposal of long-lived assets.

Interest expense

Predecessor Company: Interest expense was $32 million and $17 million for 2001 and 2002 Predecessor, respectively. Interest expense for 2001 includes $12 million relating to the Company’s Debtor-in-Possession Revolving Credit Agreement (the “DIP Financing”) with Chase Manhattan Bank, which originated on December 4, 2000. On November 7, 2001, the Company terminated the DIP Financing without ever having drawn any amounts under this agreement.

Contractual interest that was not recorded due to the bankruptcy proceedings totaled $249 million and $198 million in 2001 and 2002 Predecessor, respectively.

Reorganized Company: The Company incurred $6 million in interest expense after the bankruptcy reorganization. Interest expense was incurred primarily on the Secured Notes, the Senior Subordinated Term Loan, other debt and capital leases.

Interest income

Predecessor Company: Interest income of $7 million and $2 million in 2001 and 2002 Predecessor, respectively, was considered earned as a result of the bankruptcy filing, and was therefore classified as a reorganization item in accordance with the requirements of SOP 90-7. The decrease in total income is attributable to the decrease in cash, cash equivalents and short-term investments resulting from the use of the Company’s cash balances in connection with its reorganization through the bankruptcy proceedings, and from generally lower interest rates and yields on its invested cash.

Reorganized Company: Interest income of $0.2 million earned after the bankruptcy reorganization is included in Interest Income in the consolidated statement of operations.

Reorganization income (expense), net

The Company recorded net reorganization expense of $13 million and net reorganization income of approximately $4.4 billion for 2001 and 2002 Predecessor, respectively. Reorganization items consist of income and expenses associated with the bankruptcy proceedings that are not directly attributable to the ongoing operations of the Company.

In 2002 Predecessor, reorganization items consisted primarily of approximately $4.5 billion of gain on debt discharge and equity restructuring, $142 million for Fresh Start adjustments, $118 million related to the final settlement of pre-petition bankruptcy claims, contract termination expenses of $22 million and legal and professional fees of $11 million.

In 2001, reorganization costs included a gain from settlements with major customers of $39 million and interest income earned as a result of the bankruptcy filing of $7 million, offset by severance and employee retention costs of $13 million, loss on equipment returned to vendors of $10 million, legal and professional fees of $17 million, switch site closure costs of $5 million, line cost termination expenses of $9 million and other expenses of $5 million.

YEAR 2001 COMPARED TO YEAR 2000

A series of financial and operational events negatively impacted ICG during the second half of 2000. These events reduced the Company’s expected revenue and cash flow generation resulting ultimately in the Company’s filing for protection under Chapter 11 of the Bankruptcy Code. The Company, upon filing, immediately discontinued it expansion plans, ceasing the construction of facilities and the installation of leased facilities to support the expansion.

Initiatives were put in place to conserve cash and focus on predictable profitable operations. The headcount was reduced from 3,160 as of September 30, 2000, to 1,476 at March 31, 2001, and further to 1,368 by December 31, 2001. Operating costs, including line costs expenses, were reduced to $85 million for the quarter ended June 30, 2001, from $136 million for the quarter ended December 31, 2000.

The Company met with key customers and vendors. A customer retention campaign designed to enhance customer relationships was initiated. Sales efforts were focused on selling services that could be provided with nominal incremental cost, utilizing existing infrastructure to reduce the deployment of capital.

Revenue

	Year Ended December 31,

	2000		2001

	$	%	$	%

	(dollar amounts in thousands)
Dial-Up	154,343	26	177,917	36
Point-to-Point Broadband	166,789	28	146,808	29
Corporate Services	138,088	23	111,537	22
Reciprocal compensation	139,063	23	63,734	13

Total Revenue	598,283	100	499,996	100

Total revenue decreased 16% to $500 million in 2001 compared to 2000. Dial-Up revenues increased significantly to account for 36% of the revenue generated in 2001. The contribution of reciprocal compensation as a percent of total revenue decreased from 23% in 2000 to 13% in 2001.

Dial-Up revenue increased 15% to $178 million in 2001 from $154 million in 2000. The increase was primarily attributable to a 2% increase in the average number of customer access ports and a significant reduction in service credits issued to customers in 2001, offset by a reduction in the average revenue per port due to product mix and price reductions. The Company issued $30 million of service credit to customers in the third and fourth quarters of 2000. Service levels significantly improved in early 2001.

Point-to-Point Broadband revenue, which includes switched access and SS7 revenues, decreased 12% to $147 million in 2001 from $167 million in 2000. The decrease was due primarily to a reduction of $12 million in switched access revenues due to reduced customer demand and a reduction of $12 million of revenue recognized in 2000 on a fiber optic lease agreement with a major interexchange carrier that did not recur in 2001. Special access, switched access and SS7 revenue represented 83%, 9% and 8%, respectively of total Point-to-Point Broadband revenue in 2001.

Corporate Services revenue decreased 19% to $112 million in 2001 from $138 million in 2000. The decrease was primarily attributable to a 21% decrease in the average number of access lines, many of which were resale lines that generated a higher than average revenue per line but low margins, and a reduction in revenue due to the transitioning of long distance services to another carrier in late 2001.

Reciprocal compensation revenue declined 54% from $139 million in 2000 to $64 million in 2001. Reciprocal compensation revenue is primarily earned under interconnection agreements with ILECs for terminating local traffic but also includes revenue from transport and termination of other traffic for the ILECs. Reciprocal compensation is charged based on a rate per minute of use (“MOUs”). Reciprocal compensation MOUs decreased 9% in 2001 from 2000 as the number of ports and access lines decreased, and the average rate per MOU declined 52%. In 2000, the Company negotiated new interconnection agreements with several ILECs. These agreements assured the recognition and receipt of compensation for terminating ISP traffic but at rates lower than the Company had historically received. The Company anticipates that due to changes in the regulatory environment, reciprocal compensation revenue earned after 2003 will be significantly reduced.

Operating costs

Total operating costs decreased 20% from $440 million in 2000 to $352 million in 2001. Operating costs decreased as a percentage of revenue from 74% in 2000 to 70% in 2001. Operating costs consist primarily of payments to ILECs, other CLECs and long distance carriers for the use of network facilities to support Dial-Up, Voice, Point-to-Point Broadband, Switched access and long distance services as well as internal network operating costs, right of way fees and other operating costs. Internal network operating costs include the cost of engineering and operations personnel dedicated to the operations and maintenance of the network. Operating costs decreased as a percentage of revenue primarily due to termination of circuits that were not generating revenue.

Selling, general and administrative expenses (SG&A)

Total SG&A expenses decreased from $200 million in 2000 to $94 million in 2001, a 53% decrease. SG&A expenses as a percentage of revenue decreased from 33% in 2000 to 19% in 2001. The decrease in SG&A was attributable to decreases in salaries and benefits, travel and entertainment, marketing, professional fees as well as other expenses as a result of the Company’s restructuring process which commenced in the second half of 2000. These reductions included reducing the full-time employee count from 2,054 at December 31, 2000, to 1,368 at December 31, 2001, with the majority of the headcount reductions taking place in the first quarter of 2001.

Bad debt expense

Bad debt expense decreased 83% from $85 million in 2000 to $14 million in 2001. The Company recorded a provision for uncollectible accounts in 2000 of $29 million and $53 million in the third and fourth quarters of 2000, respectively. Of those amounts, $6 million and $13 million related to reciprocal compensation for the third and fourth quarters of 2000, respectively. This increase in the provision in 2000 was attributable to (i) customers in the ISP and Internet space that were unable to pay for service, (ii) the resolution of billing disputes, (iii) customers that stopped or deferred payments for services as the Company entered bankruptcy and (iv) reduction in the resources that the Company could afford to expend to enforce the payment of reciprocal compensation under the interconnection agreements. The decrease in the provision for uncollectible accounts in 2001 was attributable to significant improvement in the collection of current billings and past due accounts as well an improvement in customers’ reactions to ICG’s reorganization and satisfactory settlements of account balances with major customers.

Depreciation and amortization

Depreciation and amortization decreased 79% from $319 million in 2000 to $68 million in 2001. The decrease was primarily due to the approximately $1.7 billion impairment charge to reduce tangible and intangible assets to their fair value as of December 31, 2000. The net book value of the tangible assets in service became the new cost basis for depreciation as of December 31, 2000.

Provision for impairment of long-lived assets

The Company recorded approximately $1.7 billion and $28 million of provision for impairment of long-lived assets in 2000 and 2001, respectively.

The Company’s impairment analysis as of December 31, 2000, indicated that there was a shortfall of undiscounted cash flows before interest compared to the carrying value of the Company’s long-lived tangible and intangible assets, and that impairment had occurred. For purposes of calculating the amount of the impairment the Company segregated its long-lived assets into three categories: intangible assets, consisting primarily of goodwill, tangible assets to be disposed of, and tangible assets to be utilized in ongoing operations.

As a result of the analysis of shortfalls of cash flows to carrying values of assets, all intangibles, consisting primarily of goodwill relating to the Company’s acquisitions under the purchase method of accounting, were written off as of December 31, 2000, resulting in an impairment charge of $80 million.

The Company determined that certain assets that would not be utilized under its business plan would be held for sale. These assets were comprised primarily of (i) assets under construction, for which the incremental capital required to place the asset in service was not available; and (ii) assets already in service that were not deemed necessary in the business plan. An impairment of $124 million was reflected in the financial statements for 2000 to reduce these assets to their fair value, which was based on existing appraisals or purchase offers, less cost to sell. Additional impairment charges of $28 million and $0.6 million were recorded in 2001 and 2002 Predecessor, respectively, to reduce assets classified as held for sale to their fair value.

The fair value of tangible assets to be utilized in ongoing operations was determined to be $550 million at December 31, 2000. This value was derived based on the following valuation techniques: (i) discounted cash flows; (ii) asset appraisal; and (iii) current market capitalization.

In order to reduce tangible assets to be used in ongoing operations to the fair value of $550 million, the Company recorded an impairment charge as of December 31, 2000, of approximately $1.5 billion. No adjustment was made to recorded depreciation during the year ended December 31, 2000.

The book value of the impaired assets at December 31, 2000, became the new cost basis of the assets. Subsequent depreciation of the new cost basis was calculated based on the remaining estimated useful life of the assets.

Other, net operating costs and expenses

Other, net operating costs and expenses increased from $4 million in 2000 to $12 million in 2001. Other, net operating costs and expenses consist primarily of the loss on disposal of long-lived assets.

Interest expense

Interest expense decreased from $234 million in 2000 to $32 million in 2001. The decrease in interest expense was a result of the Company’s bankruptcy filing. Interest was not accrued or paid and discounts were not accreted on all Prepetition debt subject to compromise. Contractual interest that was not recorded due to the bankruptcy proceedings totaled $30 million for the period from the Petition Date through December 31, 2000, and $249 million in 2001. Included in interest expense for 2000 was $176 million of noncash interest. Additionally, interest expense was net of interest capitalized related to construction in progress of $7 million and $1 million during 2000 and 2001, respectively.

The Company continued to accrue and make payments on all fully collateralized long-term debt and capital lease obligations not subject to compromise.

Interest income

Interest income decreased from $24 million in 2000 to $7 million in 2001. Interest income earned as a result of the bankruptcy filing of $1 million and $7 million in 2000 and 2001, respectively, was classified as reorganization expenses in accordance with the requirements of SOP 90-7. The decrease in total income was attributable to the decrease in cash, cash equivalents and short-term investments resulting from the use of the Company’s cash balances in connection with its reorganization under the bankruptcy proceedings and from generally lower interest rates and yields on its invested cash.

Other expense, net

Other expense, net decreased from $15 million of expense in 2000 to $1.0 million of income in 2001. Other expense, net in 2001 consisted primarily of a net gain on the sale of investments. The 2000 amount related primarily to the loss on an investment, partially offset by a gain on a litigation settlement.

Reorganization expense, net

Reorganization expenses associated with the Company’s reorganization of $14 million and $54 million in 2001 and 2000, respectively, consist of costs associated with the bankruptcy proceedings that are not directly attributable to the on-going operations of the Company. In 2001, reorganization items costs included a gain on settlement with major customers of $39 million and interest income earned as a result of the bankruptcy filing of $7 million, offset by severance and employee retention costs of $13 million, loss on equipment returned to vendors of $10 million, legal and professional fees of $17 million, switch site closure costs of $5 million, line cost termination expenses of $9 million and other expenses of $5 million. In 2000, these costs included $37 million for the write-off of deferred financing and offering costs, $10 million for severance and employee retention costs, $6 million in professional fees, $2 million in lease cancellation charges, offset by $1 million of interest income earned as a result of the bankruptcy filing.

Accretion and preferred dividends on preferred securities of subsidiaries

Accretion of costs and preferred dividends on preferred securities of subsidiaries decreased from $60 million in 2000 to $0 in 2001. The decrease was due to the bankruptcy proceedings. The accretion of the preferred dividends and amortization of offering costs on all preferred securities ceased as of the Petition Date. The Company fully accreted the discount and fully wrote-off the offering costs totaling $10 million associated with the preferred stock subsequent to the Petition Date. Such amounts are included in reorganization expenses in the accompanying consolidated statement of operations. Accretion and preferred dividends on preferred securities of subsidiaries recorded through the Petition Date for the year ended December 31, 2000, consist of the accretion of issuance costs, discount and preferred security dividend accruals for the 6 3/4% Preferred Securities, the 14% Preferred Stock and the 14 1/4% Preferred Stock.

Net income from discontinued operations

Net income from discontinued operations was $4 million in 2000, which consisted of adjustments to the gain on the disposal of a subsidiary in 1999.

Cumulative effect of change in accounting principle

Cumulative effect of change in accounting principle for revenue from installation services of $7 million for 2000 was due to the change in accounting as a result of the adoption of SAB 101 on October 1, 2000, applied retroactively from January 1, 2000.

Accretion and dividends of 8% Series A Convertible Preferred Stock to liquidation value and related dividends

Accretion and dividends of 8% Series A Convertible Preferred Stock to liquidation value and related dividends was comprised of the dividends and the accretion to liquidation value of the 8% Series A Convertible Preferred Stock of $158 million during 2000. The decrease was due to the bankruptcy proceedings. Recording of the accretion and related dividends ceased as of the Petition Date.

Charge for beneficial conversion feature of 8% Series A Convertible Preferred Stock

Charge for beneficial conversion of 8% Series A Convertible Preferred Stock during 2000 related to the charge to additional paid-in capital of $159 million of the proceeds of the 8% Series A Convertible Preferred Stock which was the intrinsic value of the beneficial conversion feature of the convertible preferred securities. The beneficial conversion feature was recognized immediately as a return to the preferred shareholders during 2000 as the 8% Series A Convertible Preferred Stock was immediately convertible into shares of ICG common stock.

QUARTERLY AND PERIODIC RESULTS

Due to the adoption of Fresh Start reporting as of October 11, 2002, the Reorganized Company’s post-Fresh Start balance sheet, statement of operations and statement of cash flows have not been prepared on a consistent basis with, and are therefore generally not comparable to, those of the Predecessor Company prior to the application of Fresh Start. In accordance with SOP 90-7, the Reorganized Company’s balance sheet, statement of operations and statement of cash flows have been presented separately from those of the Predecessor Company.

The following table presents selected unaudited operating results of the Predecessor Company for three-month quarterly periods during the year ended December 31, 2001, the nine months ended September 30, 2002, and the period from October 1 through October 11, 2002, and selected unaudited operating results of the Reorganized Company for the period from October 12 through December 31, 2002. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly and periodic results when read in conjunction with the Company’s consolidated financial statements and related footnotes included elsewhere in this Annual Report. Results of operations for any particular quarter or period are not necessarily indicative of results of operations for a full year or predictive of future periods. The table also presents selected statistical data as of the end of each fiscal quarter during the years ended December 31, 2001 and 2002.

									Reorganized
				Predecessor Company					Company

		2001				2002

		Three Months Ended			Three Months Ended
								Oct. 1 -	Oct. 12 -
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Oct. 11	Dec. 31

			(in thousands of dollars, except per share amounts and statistical data)
Statement of Operations Data:
Revenue	136,397	121,252	124,071	118,276	112,171	102,780	105,914	12,302	86,937
Operating income (loss)	(22,921)	(13,787)	(4,561)	(26,759)	(2,429)	(7,938)	5,831	1,489	3,741
Income (loss) from continuing operations	(53,357)	(33,321)	25,764	(51,751)	(31,284)	(18,035)	(5,016)	4,421,669	(1,476)
Net income (loss)	(53,357)	(33,321)	25,764	(51,751)	(31,284)	(18,035)	(5,016)	4,421,669	(1,476)
Net income (loss) per share — basic and diluted	(1.02)	(0.64)	0.48	(0.96)	(0.58)	(0.33)	(0.09)	80.04	(0.18)
Other Data:
EBITDA (1)	(6,861)	9,969	15,648	20,876	17,191	17,908	26,733	1,238	11,842
Statistical Data (2):
Full time employees	1,476	1,422	1,389	1,368	1,342	1,138	1,147	n/a	1,146
Telecom services:
Access lines in service, in thousands (3)	778	719	789	742	807	834	870	n/a	903
Buildings connected:
On-net	925	881	902	901	911	912	909	n/a	909
Hybrid (4)	8,151	7,264	6,315	5,727	5,189	4,748	4,413	n/a	4,262

Total buildings connected	9,076	8,145	7,217	6,628	6,100	5,660	5,322	n/a	5,171
Operational switches:
Circuit	44	44	43	43	47	46	46	n/a	47
ATM	26	27	26	27	25	26	26	n/a	24

Total operational switches	70	71	69	70	72	72	72	n/a	71
Operational regional fiber route miles (5):	5,577	5,577	5,542	5,542	5,542	5,542	5,704	n/a	5,726
Operational regional fiber strand miles (6):	166,498	166,498	165,847	165,847	165,847	165,927	166,228	n/a	172,574
Collocations with ILECs	160	160	148	161	160	158	158	n/a	162

(1)	EBITDA, which is a commonly used term in the telecommunications industry, consists of net income (loss) from continuing operations before interest, income taxes, reorganization income (expense), net, depreciation and amortization, and other income (expenses), net. EBITDA is presented to enhance an understanding of the Company’s operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles for the periods indicated. EBITDA is not a measurement under generally accepted accounting principles and is not necessarily comparable with similarly titled measures of other companies. The following table is a reconciliation of the net income (loss) reported by the Company to EBITDA:

				Predecessor Company					Reorganized Company

	2001				2002

		Three Months Ended			Three Months Ended
								Oct. 1 -	Oct. 12 -
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Oct. 11	Dec. 31

	(in thousands of dollars)
Net income (loss)	(53,357)	(33,321)	25,764	(51,751)	(31,284)	(18,035)	(5,016)	4,421,669	(1,476)
Reorganization expense (income), net	17,686	9,819	(30,697)	16,643	23,291	5,441	5,673	(4,422,372)	—
Depreciation and amortization	15,989	16,194	18,301	17,284	19,626	25,311	21,442	(252)	8,110
Interest expense	12,718	11,081	277	8,138	5,704	4,599	5,087	1,687	5,514
Interest income	—	—	—	—	—	—	—	—	(232)
Other expense (income), net	103	6,196	2,003	30,562	(146)	592	(453)	506	(74)

EBITDA	(6,861)	9,969	15,648	20,876	17,191	17,908	26,733	1,238	11,842

(2)	Amounts presented are for three-month periods ended, or as of the end of the period presented.

(3)	Access lines in service include only provisioned lines generating revenue.

(4)	Hybrid buildings connected represent buildings connected to the Company’s network via another carrier’s facilities.

(5)	Regional fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of December 31, 2002, the Company had 5,726 regional fiber route miles, 3,723 of which were leased.

(6)	Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of December 31, 2002, the Company had 172,574 regional fiber strand miles, 44,158 of which were leased.

NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective starting in 2003. Adoption of this pronouncement as of December 31, 2002, would not have a material impact on current or future financial results.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan, as was required under Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148

provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, including requiring that this information be included in interim as well as annual financial statements. The Company has no plans to change to the fair value based method of accounting for stock-based employee compensation, and is therefore not affected by the transition provisions of SFAS No. 148. The Company adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. As of the Effective Date, the Company’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Secured Notes outstanding principal balance. The weighted average interest rate applicable to the Secured Notes outstanding principal balance at December 31, 2002, was 7.8%. A hypothetical change in annual interest rate of 1% per annum applied to the Secured Notes outstanding principal balance on December 31, 2002, would result in additional interest expense of $0.6 million.

The Company does not, in the normal course of business, use derivative financial instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedules required under this Item begin on page F-1 of this Annual Report. The selected quarterly financial data required under this Item is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS AND OFFICERS OF ICG COMMUNICATIONS, INC.

Set forth below are the names and certain information about the directors of the Company as of March 14, 2003:

Name	Age	Position	Director Since

Randall E. Curran William J. Connors Timothy Price John A. Scarpati Joseph R. Thornton	48 32 49 51 41	Chairman of the Board; Director (1) Director (2) (3) (4) Director (2) (3) (5) Director (4) (6) Director (2) (3) (4)	2002 2002 2002 2002 2002

(1)	Term expires at 2003 Annual Meeting of Shareholders

(2)	Member of Audit Committee

(3)	Member of Compensation Committee

(4)	Term expires at 2005 Annual Meeting of Shareholders

(5)	Term expires at 2004 Annual Meeting of Shareholders

(6)	Chairman of the Audit Committee; Chairman of Compensation Committee

Randall E. Curran has been Chief Executive Officer since September 2000. Prior thereto, Mr. Curran was Chairman, President and Chief Executive Officer of Thermadyne Holdings Corporation (“Thermadyne”). From 1995 to 2000, Mr. Curran also held several other executive positions at Thermadyne including Chief Operating Officer and Chief Financial Officer. Prior to joining Thermadyne, Mr. Curran held various finance positions with Cooper Industries, Inc., McGraw-Edison Co., and Arthur Andersen & Co.

William J. Connors is a Portfolio Manager for W. R. Huff Asset Management Co., L.L.C. and the Chief Investment Officer of WRH Partners Global Securities, LP. Mr. Connors has worked with the Huff group since 1992. Mr. Connors received his undergraduate degree in Applied Mathematics from Drew University and his MBA from Columbia University. Mr. Connors is a Chartered Financial Analyst.

Timothy Price is a managing member of Communications Advisory Group, L.L.C. Mr. Price is former President and COO of MCI Communications. Prior to that position, Mr. Price served as President (Business Markets), where he led the introduction of NetworkMCI Business and Proof Positive from MCI. Prior to this role, Mr. Price served as Senior Vice President (Sales) and held senior positions in MCI’s paging and cellular telephony business. Prior to joining MCI, Mr. Price served as Vice President (Marketing) for Warner Amex Cable. In addition, Mr. Price has served on the Boards of Directors of both MCI and Worldcom, SHL Systemhouse, the National Alliance of Business, the Woodruff Foundation and the Corporate 100 of the John F. Kennedy Center for the Performing Arts. Mr. Price currently serves on the Boards of Directors of Anchor Glass Container Corporation, a manufacturer of glass containers, and also serves on the Advisory Board of C&T Access Ventures.

John A. Scarpati served as Chief Administrative Officer of Global Crossing Ltd. from December 1999 to October 2000. Mr. Scarpati previously served as Vice President and Chief Financial Officer at AT&T Business Services Group, and as Senior Vice President and Chief Financial Officer at Teleport Communications Group. Mr. Scarpati also has served as Vice President (Manager of Acquisitions) at Merrill Lynch & Co., Inc. Global Crossing filed a petition under the federal bankruptcy laws in January 2002.

Joseph R. Thornton is counsel to W.R. Huff Asset Management Co., L.L.C., and has worked with the firm for more than ten years. Mr. Thornton received a BA degree (Economics), and a JD and MBA degrees from the University of North Carolina at Chapel Hill. Mr. Thornton has served on the Boards of Directors of e.spire Communications and Uniflex, Inc. and as an observer to the Board of Price Communications. Mr. Thornton is a Chartered Financial Analyst.

EXECUTIVE OFFICERS OF ICG COMMUNICATIONS, INC.

The current executive officers of the Company are as follows:

Name	Age	Position

Randall E. Curran	48	Chief Executive Officer
Richard E. Fish, Jr.	37	Executive Vice President and Chief Financial Officer
Michael D. Kallet	49	Executive Vice President — Operations and Chief Technology Officer
Bernard L. Zuroff	47	Executive Vice President, General Counsel and Secretary

Randall E. Curran. Biographical information concerning Mr. Curran appears under the heading “Directors of ICG Communications, Inc.”, above.

Richard E. Fish, Jr. has been Executive Vice President and Chief Financial Officer since December 2000. Prior to this position, Mr. Fish was Senior Vice President of Finance since September 1999. Before joining the Company, Mr. Fish was Director-Access Management with AT&T Corporation from 1998 to 1999. AT&T acquired Teleport Communications Group, Inc. in 1998 where Mr. Fish was Director-Operations since 1995.

Michael D. Kallet has been Executive Vice President — Operations and Chief Technology Officer since June 1999. Mr. Kallet was also General Manager and Chief Operations Officer of ICG NetAhead, Inc., a former subsidiary of the Company, since February 1999. Prior thereto, he was Senior Vice President of Products and Services since December 1995. Prior to joining the Company, Mr. Kallet held several positions in the technology industry, including positions at IBM, Computer Support Corporation, Walker Interactive and Software Publishing Corporation (Harvard Graphics).

Bernard L. Zuroff has been Executive Vice President, General Counsel and Secretary since October 2000. Prior to this position, Mr. Zuroff was Assistant General Counsel and Corporate Attorney since July 1996. Before joining the Company, he had eleven years of experience as an attorney with Gorsuch Kirgis, L.L.C., the Resolution Trust Company and Infotel, Inc.

There are no family relationships between any current director or officer or any other current director or officer. See Item 13, “Certain Relationships and Related Transactions,” below, regarding Huff’s and Cerberus’ right to nominate directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers to file with the Securities Exchange Commission reports regarding their ownership and changes in ownership of our stock. ICG believes that during 2002 its directors and executive officers complied with all Section 16(a) filing requirements. Further, ICG is not aware of any beneficial owner subject to the Section 16(a) filing requirements who failed to comply with such requirements.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries for the fiscal years ended December 31, 2002, 2001 and 2000, respectively. Included are the Company’s Chief Executive Officer during the fiscal year ended December 31, 2002 together with other qualifying executive officers (the “Named Officers”).

							Long-term
				Annual Compensation			Compensation

						Other Annual	Securities	All Other
Name and Principal	Fiscal					Compensation	Underlying	Compensation
Position	Year	Salary ($)		Bonus ($)		($)[1]	Options	($)

Randall E. Curran	2002	861,923		700,000	[2]	—	—	6,000	[3]
Chief Executive Officer	2001	900,000		900,000	[4]	391,734 [5]	—	—
	2000	225,000		—		—	—	—

Richard E. Fish, Jr.	2002	287,616		—		—	43,714	6,000	[3]
Executive Vice President	2001	258,462		241,000	[6]	—	—	5,100	[3]
– Chief Financial Officer	2000	168,654		80,630	[7]	—	60,000 [8]	13,563	[9]

Michael D. Kallet	2002	380,577		500,238	[2]	—	83,785	6,000	[3]
Executive Vice President	2001	350,000		466,000	[10]	—	—	5,322	[11]
– Operations and Chief Technology Officer	2000	283,924	[12]	207,020	[13]	59,197 [14]	88,905 [8]	46,963	[15]

Bernard L. Zuroff	2002	247,539		—		—	36,428	7,937	[16]
Executive Vice President	2001	210,769		118,000	[17]	—	—	5,100	[3]
– General Counsel	2000	140,000		51,837	[18]	—	33,300 [8]	9,478	[3]

1.	For such persons for whom no amount is disclosed in this column below, such amounts were less than 10% of the combined amount of the person’s salary and bonus. However, in the Company’s Forms 10-K for fiscal years ended December 31, 2000 and 2001, respectively, all amounts for perquisites and other personal benefits were included in this column, regardless of amount. Further, amounts for 401(k) contributions which were previously included in this column are now reflected in the column “All Other Compensation.”

2.	The amounts shown in this column for Mr. Curran and Mr. Kallet represent bonuses earned pursuant to the terms of their respective employment agreements for the Company’s successful emergence from bankruptcy.

3.	Consists of Company contributions to 401(k) plan.

4.	Incentive bonus earned in 2001 but paid in 2002.

5.	Includes $6,111 for car allowance; $383,887 for taxable relocation expenses and $1,736 of non-taxable relocation expenses.

6.	Includes $160,000 for retention bonus and $81,000 for incentive bonus earned in 2001 but paid in 2002.

7.	Includes $40,630 incentive bonus and $40,000 retention bonus.

8.	Such options were with respect to the Predecessor Company’s stock and were cancelled as part of the Modified Plan.

9.	Includes Company contributions to 401(k) plan and 401(k) Wraparound Deferred Compensation Plan.

10.	Includes $340,000 for retention bonus and $126,000 for incentive bonus earned in 2001 but paid in 2002.

11.	Includes $3,712 in Company contributions to 401(k) plan and $1,610 in executive life insurance premiums.

12.	Includes $283,462 in annual salary and $462 of retroactive salary that was paid in 2000.

13.	Includes $122,020 incentive bonus and $85,000 retention bonus.

14.	Taxable relocation expenses.

15.	Includes $16,871 for Company contributions to 401(k) plan and 401(k) Wraparound Deferred Compensation Plan, $1,610 for executive life insurance payments and $28,482 for distribution of amounts under the Company’s 401(k) Wraparound Deferred Compensation Plan.

16.	Includes $1,780 for executive life insurance premium and $6,157 Company contributions to 401(k) plan.

17.	Includes $52,000 for retention bonus and $66,000 for incentive bonus earned in 2001 but which was paid in 2002.

18.	Consists of $38,837 incentive bonus and $13,000 retention bonus.

Option/SAR Grants in Last Fiscal Year

The Company granted no stock appreciation rights during fiscal year 2002 to the Named Officers or to other employees. Options granted to the Named Officers prior to the Company’s filing for bankruptcy were cancelled as part of the Modified Plan.

Potential realizable value at
assumed annual rates of
stock price appreciation for
	Individual Grants				option term

Percent of
	Number of	Options/SARs
	securities	total
	underlying	options/SARs	Exercise or
	granted to	employees in	base price
Name and Principal Position	granted (#)	fiscal year	($/Sh)	Expiration date	5% ($)	10% ($)

Randall E. Curran	—	—	—	—	—	—
Chief Executive Officer

Richard E. Fish, Jr.	43,714	5.691	9.12	10-9-12	250,722	635,379
Executive Vice President
– Chief Financial Officer

Michael D. Kallet	83,785	10.908	9.12	10-9-12	480,550	1,217,809
Executive Vice President
– Operations and Chief
Technology Officer

Bernard L. Zuroff	36,428	4.742	9.12	10-9-12	208,933	529,478
Executive Vice President
– General Counsel

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option Values

No options were exercised by the Named Officers during the year ended December 31, 2002. The Company does not have any stock appreciation rights.

DIRECTOR COMPENSATION

The Company compensates its non-employee directors $1,000 for attendance at in-person meetings of the Board of Directors and an annual fee of $26,000. Further, in February 2003 the Board approved a resolution authorizing the Company to pay a yearly fee of $25,000 to the chairman of both the Audit and Compensation Committees. Non-employee directors are also eligible to receive grants of options under the ICG Communications, Inc. Directors’ Stock Option Plan.

EXECUTIVE EMPLOYMENT AGREEMENTS

The Company and its subsidiaries have employment agreements with Randall E. Curran, Richard E. Fish, Jr., Michael D. Kallet, Bernard L. Zuroff, Robert Athey, Brian Cato, Darlinda Coe, John V. Colgan, Gayle Landis, and James F. Smith.

Mr. Curran’s employment agreement, as amended, provides for a month-to-month term at an annual base salary of $900,000, which may be increased from time to time in accordance with normal business practices of the Company. Subject to the Company achieving certain financial targets established by the Company’s Board, the agreement also provides for performance bonuses in an amount to twelve months’ base salary at the rate then in effect based upon performance targets to be established at the discretion of the Company’s Board or the Compensation Committee thereof. In addition, Mr. Curran is entitled to benefits as are generally provided to the Company’s senior executives including reimbursement of reasonable out-of-pocket expenses incurred on behalf of the Company. If the agreement is terminated by the Company for any reason other than Mr. Curran’s death, disability, or for cause, or is terminated by Mr. Curran for good reason (as defined therein), Mr. Curran will receive a lump sum severance in an amount equal to fifteen months’ base salary at the rate then in effect. If Mr. Curran’s employment is terminated in the case of death, his estate will receive an amount equal to twelve months’ base salary.

The Company’s employment agreements with Richard E. Fish, Jr., Michael D. Kallet, Bernard L. Zuroff, Robert Athey, Brian Cato, Darlinda Coe, John V. Colgan, Gayle Landis, and James F. Smith provide for base salaries and such other benefits as are generally provided to senior executives, including reimbursement of reasonable out-of-pocket expenses incurred on behalf of the Company. These employment agreements may be terminated by the Company with or without cause or by the employee upon the occurrence of a constructive dismissal (as defined therein). If an agreement is terminated by the Company for any reason other than the employee’s death, disability or for cause, or if there is a constructive dismissal, the employee will receive an amount equal to twelve months’ salary at the rate then in effect. Fifty percent will be paid in a lump sum within 15 days of termination and the remaining fifty percent is payable in twelve installments commencing 30 days after termination. If the employee obtains new employment within such twelve-month period, the severance is subject to mitigation on a dollar for dollar basis. If the employee’s employment is terminated in the case of death, his/her estate will receive an amount equal to three months’ base salary. Messrs. Kallet, Zuroff, Athey, Cato, Colgan, Smith and Ms. Coe, and Ms. Landis are subject to a ten-year confidentiality covenant and a one-year non-interference commitment following termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2002,1 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights	warrants and rights	column (a))
Equity compensation plans approved by securities holders[2]	701,677	$9.12	66,460
Equity compensation plans not approved by security holders	—	—	—

Total	701,677	$9.12	66,460

1.	On February 10, 2003, the Company adopted the ICG Communications, Inc. Director Stock Option Plan (the “Directors Plan”) and granted options to non-employee directors with respect to 40,000 shares of common stock at $9.12 per share. Pursuant to the Directors Plan, a total of 120,000 shares of stock may be issued.

2.	Consists of the ICG Communications, Inc. Year 2002 Stock Option Plan (and grants thereunder), which was approved as part of the Company’s Modified Plan. On February 28, 2003, the Company granted 40,000 options at $3.25 per share to its Chief Executive Officer, Randall E. Curran. Such grant is not reflected on the table, which contains information as of December 31, 2002.

Certain Beneficial Owners

To the best of the Company’s knowledge, based on filings with the Securities and Exchange Commission, the following are the only persons who own beneficially five percent or more of the Company’s voting securities outstanding, as of March 14, 2003.

				Percent of		Percent of		Percent of
Name and Address		Percent of	Sub Note	Sub Note	Nominal	Nominal		Beneficial
of	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Common	Ownership
Beneficial Owner	(1)	(1)	(2)	(2)	(3)	(3)	Stock	(4)

William R. Huff(5) c/o Huff Asset Management Co., L.L.C 67 Park Place Morristown, NJ 07690	290,272	36.5%	—	—	—	—	1,502,827	21.6%

Stephen Feinberg(6) c/o Cerberus Capital Management, L.P. 450 Park Avenue - 28th Floor New York, NY 10022	81,490	10.2%	180,000	90.0%	426,316	90.0%	727,819	16.3%

1.	Pursuant to the Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession (the “Modified Plan”), which became effective on October 10, 2002, the Company issued 800,000 warrants to purchase shares of common stock of Reorganized ICG, par value $0.01 per share (the “Shares”) at a conversion price of $9.12 to holders of allowed general unsecured claims against ICG Communications, Inc. and ICG Holdings, Inc.

2.	In connection with the Exit Financing, provided in the form of subordinated notes of $25,000,000, the Company issued 200,000 warrants to purchase Shares at a conversion price of $9.12.

3.	In connection with the Exit Financing, provided in the form of subordinated notes of $25,000,000, the Company issued 473,684 warrants to purchase Shares at a conversion price of $0.01.

4.	Based on 8,000,000 outstanding shares on March 14, 2003, plus shares that may be acquired by the person pursuant to any options or warrants exercisable within 60 days.

5.	As of January 28, 2003, pursuant to the Modified Plan, certain separately managed accounts of Huff, have been issued, in the aggregate, approximately 1,107,067 shares and warrants to purchase an aggregate of approximately 172,170 additional shares (subject to adjustments in certain circumstances). Based on Form 13D filed by Huff on February 7, 2002, it is anticipated that Huff will be issued, in the aggregate, approximately 395,760 shares, and warrants to purchase an aggregate of approximately 118,102 additional shares (subject to adjustments in certain circumstances).

6.	Pursuant to the Modified Plan, Cerberus, Cerberus International, Ltd. and Cerberus Institutional Partners, L.P., are to be issued, in the aggregate, approximately 727,819 shares and warrants to purchase an aggregate of approximately 81,490 additional shares (subject to adjustments in certain circumstances). Although the Modified Plan became effective on October 10, 2002, the shares and warrants to be issued pursuant to the Modified Plan have not yet been issued by the Company. In addition, Madeleine L.L.C. is the holder of warrants to purchase an aggregate of 606,316 Shares (subject to adjustments in certain circumstances).

Ownership of Management

The following table sets forth, as of March 14, 2003, the number of shares of ICG securities owned by all Named Officers, directors and nominees of ICG individually and as a group. The persons named in the table below have sole voting and investment power with respect to all of the shares of ICG voting securities owned by them, unless otherwise noted.

	Amount/Nature
	of Beneficial
Name of Beneficial Owner	Ownership	Percentage(1)

Randall E. Curran
Chief Executive Officer	—	—

Richard D. Fish, Jr.
Executive Vice President, Chief Financial Officer	—	—

Michael D. Kallet
Executive Vice President — Operations and Chief Technology Officer	—	—

Bernard L. Zuroff
Executive Vice President, General Counsel & Secretary	—	—

William J. Connors
Director	10,000(2)	.125%

Timothy F. Price
Director	10,000(2)	.125%

John A. Scarpati
Director	10,000(2)	.125%

Joseph R. Thornton
Director	10,000(2)	.125%

All Named Officers and directors as a group (8 persons)

1.	Based on 8,000,000 outstanding shares on March 14, 2003, plus shares that may be acquired by the person pursuant to any options or warrants exercisable within 60 days. Stock options granted to Messrs. Curran, Fish, Kallet and Zuroff have not yet vested and consequently none of the Named Officers beneficially own any voting securities.

2.	Reflects shares that may be acquired pursuant to the exercise of outstanding options granted under the ICG Communications, Inc. Directors’ Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than their employment agreements, the Named Officers have not entered into, and do not anticipate entering into, any contractual or other transactions with the Company. See “Executive Employment Agreements.”

Pursuant to the Modified Plan, Cerberus arranged a $25 million senior subordinated secured term loan for Reorganized ICG (the “Senior Subordinated Term Loan”), the proceeds of which were distributed pro rata to holders of the Company’s prepetition Secured Notes. The lenders of the Senior Subordinated Term Loan received two separate sets of warrants to purchase a total of 673,684 additional New Common Shares. See “Certain Beneficial Owners.”

As part of the Modified Plan, the Restated By-laws of the Company provide that under certain conditions that are currently satisfied, W.R. Huff Asset Management Co., L.L.C. (“Huff”) and Cerberus each have the right to appoint up to two individuals to the Company’s Board of Directors. Further, Cerberus has the option to appoint one non-voting, non-participating observer to the Company’s Board of Directors. Accordingly, Cerberus appointed Timothy Price and John A. Scarpati as members of the Board of Directors of the Company and Seth Plattus as the non-voting observer. Huff appointed William J. Connors and Joseph R. Thornton as members of the Board of Directors. Mr. Connors and Mr. Thornton are both currently employed by Huff.

Furthermore, in connection with the approval of the Modified Plan by the United States Bankruptcy Court, Huff and the Company executed a letter agreement, dated as of July 25, 2002, pursuant to which, among other things, Huff, as investment manager on behalf of certain accounts, shall cause one or more of the individuals who were appointed by Huff pursuant to the provisions in the Restated By-laws of the Company referred to above, to resign from the Company’s Board of Directors upon the reduction of such accounts’ ownership of shares to certain specified percentages.

ITEM 14. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the filing date of this Annual Report. Based on this evaluation, the officers have concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing on a timely basis material information required to be included in the Company’s periodic filings under the Securities Exchange Act of 1934. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORT ON FORM 8-K

(A)	(1) FINANCIAL STATEMENTS

The consolidated financial statements required under this Item are listed on page F-1 of this Annual Report.

(2) FINANCIAL STATEMENT SCHEDULE

The financial statement schedules required under this Item are listed on page F-1 of this Annual Report.

(3) LIST OF EXHIBITS

2. Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Joint Plan of Reorganization of ICG Communications, Inc. and Its Affiliated Debtors and Debtors in Possession [Incorporated by reference to Exhibit 2.2 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective December 20, 2001].

2.2	Disclosure Statement with Respect to Joint Plan of Reorganization of ICG Communications, Inc. and Its Affiliated Debtors and Debtors in Possession [Incorporated by reference to Exhibit 2.3 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective December 20, 2001].

2.3	Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated May 21, 2002. [Incorporated by reference to Exhibit 2.1 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective June 4, 2002.]

2.4	Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated April 3, 2002. [Incorporated by reference to Exhibit 2.2 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective June 4, 2002.]

2.5	Disclosure Statement with Respect to Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated April 3, 2002. [Incorporated by reference to Exhibit 2.3 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective June 4, 2002.]

2.6	Modification to the Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated July 26, 2002. [Incorporated by reference to Exhibit 2.7 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective August 9, 2002.]

2.7	Supplemental Disclosure With Respect to Second Amended Joint Plan of Reorganization of ICG Communications, Inc. Regarding Modification of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated July 26, 2002. [Incorporated by reference to Exhibit 2.8 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective August 9, 2002.]

2.8	Supplemental Disclosure with Respect to Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated August 23, 2002. [Incorporated by reference to Exhibit 2.8 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective October 17, 2002].

2.9	Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession, as Modified, dated October 9, 2002. [Incorporated by reference to Exhibit 2.9 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective October 9, 2002].

3.	Corporate Organization

	3.1	Amended and Restated Certificate of Incorporation of ICG Communications, Inc. filed with the office of the Secretary of State of the State of Delaware on October 10, 2002. [Incorporated by reference to Exhibit 3.1 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective October 17, 2002].

	3.2	Amended and Restated By-laws of ICG Communications, Inc., effective as of October 10, 2002. [Incorporated by reference to Exhibit 3.2 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective October 17, 2002].

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Form of Common Stock Certificate of ICG Communications, Inc. [Incorporated by reference to Exhibit 4.1 to ICG Communications, Inc.’s Form 8-A filed effective January 2, 2003].

	4.2	Form of Warrant Certificate of ICG Communications, Inc. [Incorporated by reference to Exhibit 4.2 to ICG Communications, Inc.’s Form 8-A filed effective January 2, 2003].

	4.3	Warrant Agreement dated as of October 10, 2002, between ICG Communications, Inc. and American Stock Transfer & Trust Company, as warrant agent. [Incorporated by reference to Exhibit 4.3 to ICG Communications, Inc.’s Form 8-A filed effective January 2, 2003].

	4.4	Amendment No. 1 to Warrant Agreement dated as of December 19, 2002, between ICG Communications, Inc. and American Stock Transfer & Trust Company, as warrant agent. [Incorporated by reference to Exhibit 4.4 to ICG Communications, Inc.’s Form 8-A filed effective January 2, 2003].

4.5	Registration Rights Agreement dated as of October 10, 2002, between ICG Communications and the Initial Holders. [Incorporated by reference to Exhibit 4.5 to ICG Communications, Inc.’s Form 8-A filed effective January 2, 2003].

10.	Material Contracts

	10.1	Employment Agreement, dated as of February 26, 2001, by and between ICG Communications, Inc. and Michael D. Kallet. [Incorporated by reference to Exhibit 10.77 to ICG Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]

	10.2	Fourth Amendment to Lease, dated as of June 28, 2001, between Trinet Realty Investors V, Inc. as landlord and ICG Holdings, Inc. as tenant. [Incorporated by reference to Exhibit 10.81 to ICG Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]

	10.3	Agreement Regarding Option and Exercise of Option dated as of June 28, 2001, by Trinet Realty Investors V, Inc. and ICG Corporate Headquarters, L.L.C. [Incorporated by reference to Exhibit 10.82 to ICG Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]

	10.4	Amended and Restated Employment Agreement, dated June 21, 2001, by and between ICG Communications, Inc., ICG Holdings, Inc., ICG Services, Inc., ICG Equipment, Inc., and ICG Telecom, Inc., and Randall Curran. [Incorporated by reference to Exhibit 10.84 to ICG Communications, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001].

	10.5	Senior Financing Agreement by and among ICG Communications, Inc. and its affiliated debtor subsidiaries identified therein, Royal Bank of Canada, as Administrative Agent and as collateral agent, and Wachovia Bank, National Association, as documentation agent, dated as of July 25, 2002. [Incorporated by reference to Exhibit 10.85 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective August 9, 2002.]

	10.6	Note and Warrant Purchase Agreement by and among ICG Communications, Inc., Madeleine L.L.C. and Morgan Stanley & Co., Incorporated, dated as of July 25, 2002. [Incorporated by reference to Exhibit 10.86 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective August 9, 2002.]

	10.7	Escrow Agreement by and among ICG Communications, Inc., Madeleine L.L.C. and Morgan Stanley & Co., Incorporated, dated as of July 25, 2002. [Incorporated by reference to Exhibit 10.87 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective August 9, 2002.]

	10.8	Directors’ Stock Option Plan dated February 10, 2003.

21.	Subsidiaries of the Registrant.

	21.1	Subsidiaries of the Registrant.

99.	Additional Exhibits

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the registrant during the three months ended December 31, 2002:

Current Report on Form 8-K filed effective October 17, 2002, announcing that the Bankruptcy Court confirmed the Company’s Modified Plan on October 9, 2002, and that the Modified Plan became effective and the Company emerged from bankruptcy protection on October 10, 2002.

(C)	EXHIBITS

The exhibits required by this item are listed under Item 15(A)(3).

(D)	FINANCIAL STATEMENT SCHEDULE

The financial statement schedules required under this Item are listed on page F-1 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

ICG COMMUNICATIONS, INC.

Date:	March 26, 2003	/s/ Richard E. Fish, Jr. Richard E. Fish, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RANDALL E. CURRAN Randall E. Curran	Chief Executive Officer and Chairman of the Board of Directors	March 26, 2003

/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2003

/s/ JOHN V. COLGAN John V. Colgan	Senior Vice President, Finance and Controller (Principal Accounting Officer)	March 26, 2003

/s/ WILLIAM J. CONNORS William J. Connors	Director	March 26, 2003

/s/ TIMOTHY PRICE Timothy Price	Director	March 26, 2003

/s/ JOHN A. SCARPATI John A. Scarpati	Director	March 26, 2003

/s/ JOSEPH R. THORNTON Joseph R. Thornton	Director	March 26, 2003

CERTIFICATIONS

I, Randall E. Curran, certify that:

1)	I have reviewed this Annual Report on Form 10-K of ICG Communications, Inc.;

2)	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3)	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003	/s/ Randall E. Curran Randall E. Curran Chief Executive Officer

CERTIFICATIONS (continued)

I, Richard E. Fish, certify that:

1)	I have reviewed this Annual Report on Form 10-K of ICG Communications, Inc.;

2)	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3)	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003	/s/ Richard E. Fish, Jr. Richard E. Fish, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

Schedule I - Independent Auditors’ Report on Schedule II

Schedule II - Valuation and Qualifying Accounts

Independent Auditors’ Report

The Board of Directors and Stockholders

ICG Communications, Inc.:

We have audited the accompanying consolidated balance sheets of ICG Communications, Inc. and subsidiaries as of December 31, 2001 (Predecessor Company) and 2002 (Reorganized Company), and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2000 and 2001, the period January 1, 2002 to October 11, 2002 (Predecessor Company) and the period October 12, 2002 to December 31, 2002 (Reorganized Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICG Communications, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2000 and 2001, the period January 1, 2002 to October 11, 2002 and the period October 12, 2002 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1, 2 and 4 to the consolidated financial statements, on October 10, 2002, the Company emerged from bankruptcy. The financial statements of the reorganized Company reflect assets at reorganization value and liabilities at fair value under fresh-start reporting as of October 11, 2002. As a result, the financial statements of the reorganized Company are presented on a different basis than those prior to the reorganization and, therefore, are not comparable in all respects.

As discussed in Note 4 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145 effective October 11, 2002.

/s/ KPMG LLP

Denver, Colorado

February 28, 2003

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	Predecessor	Reorganized
	Company	Company

	December 31,

	2001	2002

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$146,587	$50,729
Restricted cash, current (note 7)	—	16,645
Trade receivables, net of allowance of $44 million and $9 million at December 31, 2001 and 2002, respectively	42,365	26,667
Other receivables, net of allowance of $4 million at December 31, 2002	559	1,946
Prepaid expenses and deposits	13,559	5,656

Total current assets	203,070	101,643
Property and equipment, net (note 5)	531,187	231,238
Restricted cash, non-current (note 7)	7,299	34,393
Deposits	10,459	7,076
Deferred financing costs, net of accumulated amortization of $2 million and $0.3 million at December 31, 2001 and 2002, respectively	3,050	3,096
Other assets	100	12

Total Assets	$755,165	$377,458

(continued)

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

	Predecessor	Reorganized
	Company	Company

	December 31,

	2001	2002

	(in thousands)
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,871	$8,921
Accrued liabilities	73,853	38,905
Restructuring accruals (note 11)	—	16,734
Secured Notes and other long-term debt, current portion (note 7)	—	12,973
Capital lease obligations, current portion (note 8)	—	5,642
Deferred revenue	9,067	12,977

Total current liabilities	91,791	96,152
Liabilities subject to compromise (note 3)	2,729,590	—
Long-term liabilities:
Secured Notes (note 7)	—	55,359
Capital lease obligations (note 8)	50,708	90,943
Senior Subordinated Term Loan, net of $5 million debt discount (note 7)	—	20,056
Other debt (note 7)	1,088	17,310
Deferred revenue	—	16,525

Total liabilities	2,873,177	296,345

Predecessor Company preferred stock, at liquidation value (note 9)	1,326,745	—

Stockholders’ equity (deficit) (note 10):
Reorganized Company preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2002	—	—
Reorganized Company common stock, $0.01 par value, 100,000,000 shares authorized; 8,000,000 shares issued and outstanding at December 31, 2002	—	80
Predecessor Company common stock, $0.01 par value, 100,000,000 shares authorized; 53,706,777 shares issued and outstanding at December 31, 2001	537	—
Additional paid-in capital	922,040	82,509
Accumulated deficit	(4,367,334)	(1,476)

Total stockholders’ equity (deficit)	(3,444,757)	81,113
Commitments and contingencies (note 11)

Total liabilities and stockholders’ equity (deficit)	$755,165	$377,458

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

				Reorganized
	Predecessor Company			Company

			Jan. 1 -	Oct. 12 -
	Years Ended December 31,		Oct. 11	Dec. 31

	2000	2001	2002

	(in thousands, except per share data)
Revenue	$598,283	$499,996	$333,167	$86,937

Operating costs and expenses:
Operating costs	440,090	351,973	195,351	54,873
Selling, general and administrative expenses	199,508	94,155	70,730	18,944
Bad debt expense	84,457	14,236	4,016	1,278
Depreciation and amortization	318,771	67,768	66,127	8,110
Provision for impairment of long-lived assets	1,701,466	27,943	673	—
Other, net	4,108	11,949	(683)	(9)

Total operating costs and expenses	2,748,400	568,024	336,214	83,196

Operating income (loss)	(2,150,117)	(68,028)	(3,047)	3,741

Other income (expense):
Interest expense (note 3)	(233,643)	(32,214)	(17,077)	(5,514)
Interest income	22,370	—	—	232
Other income (expense), net	(15,166)	1,028	(509)	65
Reorganization income (expense), net (note 3)	(53,897)	(13,451)	4,387,967	—
Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses	(60,043)	—	—	—

Total other expense, net	(340,379)	(44,637)	4,370,381	(5,217)

Income (loss) from continuing operations	(2,490,496)	(112,665)	4,367,334	(1,476)
Discontinued operations	4,342	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	(2,486,154)	(112,665)	4,367,334	(1,476)
Cumulative effect of a change in accounting principle (note 2)	(7,363)	—	—	—

Net income (loss)	(2,493,517)	(112,665)	4,367,334	(1,476)
Accretion of 8% Series A Convertible Preferred Stock to liquidation value and related dividends	(158,249)	—	—	—
Charge for beneficial conversion feature of 8% Series A Convertible Preferred Stock	(159,279)	—	—	—

Net income (loss) attributable to common stockholders	$(2,811,045)	$(112,665)	$4,367,334	$(1,476)

Net income (loss) per share - basic and diluted:
Income (loss) from continuing operations	$(49.63)	$(2.14)	$79.94	$(0.18)
Accretion, dividends and beneficial conversion of 8% Series A Convertible Preferred Stock	(6.33)	—	—	—
Income from discontinued operations	0.09	—	—	—
Cumulative effect of change in accounting principle	(0.15)	—	—	—

Net income (loss) per share - basic and diluted	$(56.02)	$(2.14)	$79.94	$(0.18)

Weighted average number of shares outstanding	50,184	52,748	54,633	8,000

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

	Predecessor		Reorganized
	Company		Company
							Total
	Common Stock		Common Stock		Additional		Stockholders’
					Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

	(in thousands)
Balances at December 31, 1999 (Predecessor Company)	47,761	$478	—	$—	$599,282	$(1,443,624)	$(843,864)
Shares issued for cash in connection with the exercise of options and warrants	936	9	—	—	14,366	—	14,375
Shares issued for cash in connection with the employee stock purchase plan	174	1	—	—	2,728	—	2,729
Shares issued as contribution to 401(k) plan	178	2	—	—	4,296	—	4,298
Shares issued in exchange for long-term investment	2,996	30	—	—	21,595	—	21,625
Warrants issued in connection with 8% Series A Convertible Preferred Stock	—	—	—	—	80,596	—	80,596
Value ascribed to beneficial conversion feature of 8% Series A Convertible Preferred Stock	—	—	—	—	159,279	(159,279)	—
Accretion and dividends of 8% Series A Convertible Preferred Stock	—	—	—	—	—	(158,249)	(158,249)
Net loss	—	—	—	—	—	(2,493,517)	(2,493,517)

Balances at December 31, 2000 (Predecessor Company)	52,045	520	—	—	882,142	(4,254,669)	(3,372,007)
Shares issued upon conversion of mandatorily redeemable preferred securities of subsidiary	1,662	17	—	—	39,898	—	39,915
Net loss						(112,665)	(112,665)

Balances at December 31, 2001 (Predecessor Company)	53,707	537	—	—	922,040	(4,367,334)	(3,444,757)
Shares issued upon conversion of mandatorily redeemable preferred securities of subsidiary	1,538	15	—	—	36,940	—	36,955
Net income	—	—	—	—	—	4,367,334	4,367,334
Effect of reorganization and Fresh Start reporting	(55,245)	(552)	8,000	80	(876,471)	—	(876,943)

Balances at October 11, 2002 (Reorganized Company)	—	—	8,000	80	82,509	—	82,589
Net loss	—	—	—	—	—	(1,476)	(1,476)

Balances at December 31, 2002 (Reorganized Company)	—	$—	8,000	$80	$82,509	$(1,476)	$81,113

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

				Reorganized
	Predecessor Company			Company

			Jan. 1 -	Oct. 12 -
	Years Ended December 31,		Oct. 11	Dec. 31

	2000	2001	2002

	(in thousands of dollars)
Cash flows from operating activities:
Net income (loss)	(2,493,517)	(112,665)	4,367,334	(1,476)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle	7,363	—	—	—
Net income from discontinued operations	(4,342)	—	—	—
Accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses	60,043	—	—	—
Reorganization expense (income), net	53,897	13,451	(4,387,967)	—
Depreciation and amortization	318,771	67,768	66,127	8,110
Provision for impairment of long-lived assets	1,701,466	27,943	673	—
Net loss (gain) on disposal of long-lived assets	2,415	9,537	(683)	(9)
Bad debt expense	84,457	14,236	4,016	1,278
Interest expense deferred and included in long-term debt, net of amounts capitalized on assets under construction	168,779	(1,213)	(342)	(101)
Interest expense deferred and included in capital lease obligations	4,046	6,810	3,394	1,112
Amortization of deferred financing costs included in interest expense	5,276	10,006	537	270
Amortization of deferred debt discount included in interest expense	—	—	—	345
Other	21,345	1,419	88	—
Changes in operating assets and liabilities:
Receivables	(49,619)	31,052	10,044	(487)
Prepaid expenses and deposits	(2,392)	1,224	(1,566)	649
Accounts payable, accrued and other liabilities	95,072	10,526	(30,511)	(752)
Deferred revenue	169,237	(5,773)	(2,535)	(1,345)

Net cash provided by operating activities before reorganization items	142,297	74,321	28,609	7,594
Reorganization items:
Reorganization income (expense), net	(53,897)	(13,451)	4,387,967	—
Fresh Start reporting adjustments	—	—	(4,428,797)	—
Gain on negotiated settlements	—	(39,179)	(3,629)	—
Change in restructuring accruals	8,094	(6,552)	1,798	(3,678)
Change in liabilities subject to compromise	(10,504)	(36,040)	11,203	—
Write-off of deferred financing and offering costs	36,493	—	—	—
Provision for impairment of assets held for sale	—	10,300	—	—
Other	—	(1,380)	—	—

Net cash used by reorganization items	(19,814)	(86,302)	(31,458)	(3,678)

Net cash provided (used) by operating activities	122,483	(11,981)	(2,849)	3,916

(continued)

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

				Reorganized
	Predecessor Company			Company

			Jan. 1 -	Oct. 12 -
	Years Ended December 31,		Oct. 11	Dec. 31

	2000	2001	2002

	(in thousands of dollars)
Cash flows from investing activities:
Acquisition of property, equipment and other assets	(742,766)	(41,463)	(40,792)	(10,370)
Change in prepaid expenses, accounts payable and accrued liabilities for purchase of long-term assets	146,325	(2,808)	3,868	(162)
Proceeds from disposition of property, equipment and other assets	4,157	4,498	3,487	585
Proceeds from sale of short-term investments	32,806	20,275	—	—
Purchase of investments	(1,400)	—	—	—
Decrease in long-term deposits	—	—	236	1,770
Decrease (increase) in restricted cash	3,259	1,979	(44,587)	599

Net cash used by investing activities	(557,619)	(17,519)	(77,788)	(7,578)

Cash flows from financing activities:
Proceeds from issuance of common stock	17,104	—	—	—
Proceeds from issuance of preferred stock	720,330	—	—	—
Proceeds from issuance of long-term debt	95,000	—	25,000	—
Deferred long-term debt issuance costs	(7,150)	(2,086)	(2,190)	(100)
Principal payments on capital lease obligations	(20,525)	(17,495)	(8,660)	(120)
Payments on IRU agreement	(179,497)	—	—	—
Principal payments on long-term debt	(90,122)	—	(25,189)	(463)
Payment and settlement of preferred dividends	(6,696)	(1,312)	163	—

Net cash provided (used) by financing activities	528,444	(20,893)	(10,876)	(683)

Net increase (decrease) in cash and cash equivalents	93,308	(50,393)	(91,513)	(4,345)
Net cash provided by discontinued operations	384	—	—	—
Cash and cash equivalents, beginning of year	103,288	196,980	146,587	55,074

Cash and cash equivalents, end of year	196,980	146,587	55,074	50,729

(continued)

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

				Reorganized
	Predecessor Company			Company

			Jan. 1 -	Oct. 12 -
	Years Ended December 31,		Oct. 11	Dec. 31

	2000	2001	2002

	(in thousands of dollars)
Supplemental disclosure of cash flows information:
Cash paid for interest	32,626	22,107	14,141	2,108
Capitalized interest	7,005	1,213	342	101
Cash paid for income taxes	378	—	—	—
Supplemental disclosure of non-cash investing and financing activities:
Predecessor Company common stock issued in connection with long-term investment	21,625	—	—	—
Predecessor Company common stock issued in connection with conversion of mandatorily redeemable preferred securities	—	39,915	—	—
Predecessor Company common stock cancelled in connection with consummation of Modified Plan	—	—	552	—
Predecessor Company preferred stock cancelled in connection with consummation of Modified Plan	—	—	1,289,788	—
Predecessor Company unsecured long-term debt discharged in exchange for Reorganized Company common stock	—	—	1,968,781	—
Predecessor Company capital lease obligations rejected by the Company and discharged in exchange for Reorganized Company common stock	—	—	130,756	—
Predecessor Company secured long-term debt refinanced with new secured notes	—	—	84,574	—
Reorganized Company common stock issued in exchange for settlement of claims and debt discharge	—	—	80	—
Capital expenditures:
Assets acquired pursuant to IRU agreement	96,903	—	—	—
Assets acquired under capital leases	133,915	50,547	—	—

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Organization and Description of Business

ICG Communications, Inc., a Delaware corporation, and its subsidiaries are collectively referred to as “ICG” or the “Company”. The Company provides voice, data and Internet communication services. Headquartered in Englewood, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure to offer:

•	Dial-Up Services, including primary rate interface and remote access services, on a wholesale basis to national and regional Internet Service Providers (“ISP”s).

•	Point-to-Point Broadband Services, providing traditional special access service to long-distance and inter-exchange carriers and medium to large sized corporate customers, as well as switched access and SS7 services.

•	Corporate Services, primarily retail voice and data services to businesses.

On November 14, 2000, (the “Petition Date”), ICG and its operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States District Court for the District of Delaware (the “Bankruptcy Court”).

On December 19, 2001, the Company filed a proposed Plan of Reorganization and a Disclosure Statement in the Bankruptcy Court. The Company subsequently filed a First Amended Plan and Disclosure Statement on March 1, 2002. On March 26, 2002, the Company filed a Second Amended Plan and Disclosure Statement, which were amended on April 3, 2002. The original Plan of Reorganization, the Disclosure Statement, the First Amended Plan and Disclosure Statement, and the Second Amended Plan and Disclosure Statement are collectively referred to herein as the “Original Plan”. On April 3, 2002, the Company submitted the Original Plan to the Company’s creditors for approval. On May 16, 2002, the Company’s balloting agent filed an affidavit indicating that all classes of creditors entitled to vote had overwhelmingly accepted the Original Plan. On May 21, 2002, the Bankruptcy Court entered an order (the “Original Confirmation Order”) confirming the Original Plan.

The Original Plan was formulated on the basis of extensive negotiations conducted among the Company and its primary constituencies. As part of the Original Plan, the Company received commitment letters for new financing totaling $65 million (the “Original Exit Financing”). The Original Exit Financing was to be funded predominantly by Cerberus Capital Management, L.P. (“Cerberus”). Although the Bankruptcy Court confirmed the Original Plan, the closing of the Original Exit Financing transactions did not occur and the Original Plan did not become effective as a result of disagreements between the Company and Cerberus.

After consulting with the Company’s official committee of unsecured creditors and the Company’s senior secured lenders, the Company engaged in settlement discussions with Cerberus. As a result of those negotiations, on July 25, 2002, the Company entered into an agreement with Cerberus that was embodied in a proposed modification to the Original Plan. The Original Plan, as modified, is referred to herein as the “Modified Plan”.

The Company determined that the changes to the Original Plan, as reflected in the Modified Plan, required a re-solicitation of votes from certain classes of creditors. Thus, on July 26, 2002, the Company filed the proposed Modified Plan and a Supplement to the Disclosure Statement in the Bankruptcy Court. On August 23, 2002, the Company submitted the Modified Plan to the Company’s creditors for approval. On October 7, 2002, the Company’s balloting agent filed an affidavit indicating that all classes of creditors entitled to vote had again overwhelmingly accepted the Modified Plan. On October 9, 2002, the Bankruptcy Court entered an order confirming the Modified Plan. On October 10, 2002 (the “Effective Date”), the Company’s Modified Plan became effective and the Company emerged from Chapter 11 bankruptcy protection.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

Between November 14, 2000, and October 10, 2002, ICG operated as a debtor-in-possession under the supervision of the Bankruptcy Court. ICG’s financial statements for reporting periods within that timeframe were prepared in accordance with the provisions of Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” as further described in note 3. Effective with its emergence from bankruptcy, ICG implemented Fresh Start reporting (“Fresh Start”), as further described in note 4.

For financial reporting purposes, close of business on October 11, 2002, represents the date of emergence from bankruptcy. As used in this Annual Report, the following terms refer to the Company and its operations:

“Predecessor Company”	The Company, pre-emergence from bankruptcy

“Reorganized Company”	The Company, post-emergence from bankruptcy

“2002 Predecessor”	The Company’s operations, January 1, 2002 - October 11, 2002

“2002 Reorganized”	The Company’s operations, October 12, 2002 - December 31, 2002

All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. Such information forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from these estimates under different assumptions or conditions.

Comparability of Financial Information

Due to the adoption of Fresh Start reporting, as further described in note 4, as of October 11, 2002, the Reorganized Company’s post-Fresh Start balance sheet, statement of operations and statement of cash flows have not been prepared on a consistent basis with the Predecessor Company’s financial statements and are not comparable in certain respects to the financial statements prior to the application of Fresh Start reporting. However, the Company believes that operating costs, selling, general and administrative expenses, and bad debt expense are comparable, as they were not affected by the adoption of Fresh Start reporting and the creation of a new reporting entity. Revenue is comparable, except with respect to revenue recognition of certain deferred revenue. Due to the write down of deferred revenue in connection with the application of Fresh Start reporting, revenue was reduced by $1 million per quarter.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash balances held by various financial institutions as collateral for debt, letters of credit and surety bonds. These balances will be reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing debt agreement.

Property and equipment

The Company’s property and equipment includes property and equipment in service, under construction or development, and held for sale.

Property and equipment in service is stated at historical cost, reduced by provisions to recognize impairment in value. Costs associated directly with network construction, service installations and development of business support systems, including employee related costs, and interest expense incurred during the construction period, are capitalized. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives, which are determined based on historical usage with consideration given to technological changes, trends in the industry and other economic factors that could impact the network architecture and asset utilization. Assets held for sale are stated at the estimated proceeds from the sale, less cost to sell.

Equipment held under capital leases is stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. Amortization of equipment held under capital leases is included in depreciation and amortization expense, and is calculated on a straight-line basis over the estimated useful lives of the assets, or the related lease term, whichever is shorter.

The Company provides for the impairment of long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the estimated undiscounted future cash flows from the asset, excluding interest. Measurement of the impairment loss is then based on the estimated fair value of the asset. Considerable judgment is required to project such future cash flows and, if required, estimate the fair value of the impaired long-lived assets.

Other Assets

Deferred financing costs are capitalized and amortized to interest expense over the life of the related financing agreement.

Revenue Recognition

Revenue for dedicated transport, data, Internet and the majority of switched services, exclusive of switched access, is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Switched access revenue and inter-carrier compensation, including reciprocal compensation and carrier access, is generally billed on a transactional basis determined by customer usage. The transactional elements of switched access services and inter-carrier compensation are billed in arrears and estimates are used to recognize revenue in the period provided. Fees billed in connection with customer installations and other up front charges are deferred and recognized as revenue ratably over the estimated average contract life.

In the past, the Company entered into indefeasible rights-of-use agreements (“IRU”s), pursuant to which the Company continues to lease its metropolitan fiber and other infrastructure to other telecommunications services providers. If the requirements for sales-type lease accounting were met, the Company recognized revenue in the period that facilities became available for use by the customer. If the requirements for sales-type lease accounting were not met, as was generally the case, the Company recognized revenue ratably over the term of the agreement. Revenue earned on the portion of IRUs attributable to the provision of maintenance services has been recognized ratably over the term of the agreement. Revenue from IRU agreements in 2000, 2001, 2002 Predecessor and 2002 Reorganized totaled $14 million, $9 million, $7 million and $1 million, respectively.

The Company records reciprocal compensation and carrier access revenue in accordance with regulatory authority approval and pursuant to interconnection agreements with incumbent local exchange carriers (“ILEC”s) and interexchange carriers (“IXC”s) for the origination, transport and/or termination of traffic originated by ILEC and

IXC customers, including Internet traffic. The Company recognizes revenue as the service is provided, except in those cases where the revenue is under dispute and collection is uncertain.

On October 1, 2000, the Company adopted Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. Effective January 1, 2000, installation revenue is deferred and recognized as revenue over the estimated average contract life. Prior to the adoption of SAB No. 101, the Company recognized installation revenue as services were performed. As required by generally accepted accounting principles, the Company reflected the effects of the change in accounting principle as if such change had been adopted as of January 1, 2000, and included in the results of operations for the year ended December 31, 2000, a charge of $7 million relating to the cumulative effect of this change in accounting principle. In addition, the change in accounting principle resulted in an increase in revenue for the year ended December 31, 2000, of $1 million.

The Company recognizes revenue at the amount expected to be realized, which includes billing and service adjustments. Valuation allowances for uncollectible accounts receivable are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of this reserve periodically, evaluating general factors such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific valuation allowances based on the amount the Company expects to collect from these customers, as considered necessary. If circumstances relating to specific customers change or economic conditions improve or worsen such that past collection experience and assessment of the economic environment are no longer relevant, the estimate of the recoverability of the Company’s trade receivables may change.

The Company had, as of December 31, 2002, total accounts receivable outstanding of $36 million and an allowance for uncollectible accounts receivable of $9 million.

Operating Costs and Accrued Liabilities

The Company leases certain network facilities, primarily circuits, from ILECs and CLECs to augment its owned infrastructure for which it is generally billed a fixed monthly fee. The Company also uses the facilities of other carriers for which it is billed on a usage basis. The Company issued a significant number of disconnect orders to ILECs and CLECs for leased circuits throughout 2001 as a result of the Company’s optimization of its network and associated operating cost structure, as well as the curtailment of the Company’s expansions plans. In addition, many of these providers changed the Company’s billing account numbers (“BAN”s) in an attempt to segregate the Company’s pre- and post-Chapter 11 petition billing activity. Disconnected services were frequently not reflected on a timely basis by these facilities providers on the Company’s invoices, resulting in inaccurate invoices and disputes, and the assignment of new BANs by these facilities providers frequently resulted in incorrect balances being carried forward on invoices. The Company disputes invoices for usage billings when the call record detail is not adequate to support such charges. As a result of these and other types of billing disputes, the Company is in negotiations with certain providers.

In determining the amount of such operating expenses and related accrued liabilities to reflect in its financial statements, the Company considers the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting such disconnect notices and disputes to the provider of the facilities, and compliance with its interconnection agreements with these carriers. Significant judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Bankruptcy Court Preference Claims

Under the Bankruptcy Code, a debtor’s estate can recover so called “preference” payments made by an insolvent debtor to creditors outside the ordinary course of business within 90 days preceding the debtor’s bankruptcy petition date. ICG as a debtor has filed numerous preference claims against its creditors. Conversely, ICG has been notified, and in some cases sued, by certain former customers now in bankruptcy, who claim to have made preference payments to ICG. Under the Bankruptcy Code, there are several defenses that can be raised to contest a preference claim. The Company’s policy for recognizing these transactions is:

•	Preference claims filed by others against ICG: If a customer rejects its contract with ICG in connection with the customer’s bankruptcy proceedings, ICG reviews the likelihood that (a) the customer will assert a preference claim in accordance with the Bankruptcy Code and that (b) the customer’s preference claim, if asserted, will prevail in bankruptcy court. The Company records a liability and a corresponding charge to other expenses if both are probable and the amount of the contingent liability can be reasonably estimated.

•	Preference claims filed by ICG against others: Many preference claims filed by ICG in the Bankruptcy Court remain outstanding at December 31, 2002. The Company will record the income from such claims in other income when realization is assured.

In addition, all attorneys’ fees and other expenses incidental to pursuing and defending preference claims in bankruptcy court are recorded as incurred and included in other expenses.

Net Income (Loss) Per Share

Net income (loss) per share is determined in accordance with SFAS No. 128, “Earnings Per Share”. Under SFAS No. 128, basic income (loss) per share is computed by dividing income (loss) by the weighted average common shares outstanding. Diluted income (loss) per share considers potential common stock instruments in the calculation of weighted average common shares outstanding. Potential common stock instruments, which include options, warrants and convertible preferred securities, are not included in the calculation of weighted average common shares outstanding if their effect is anti-dilutive.

The Predecessor Company’s weighted average common shares outstanding and potential common stock instruments were used in the calculation of the Predecessor Company’s net income (loss) per share through October 11, 2002. All such common stock and potential common stock instruments were cancelled in connection with the Company’s emergence from bankruptcy.

In accordance with the Modified Plan, a total of 8,000,000 shares of the Reorganized Company’s common stock was established for distribution to the Predecessor Company’s unsecured creditors on a pro rata basis, as described in the Modified Plan. None of these shares had been distributed as of December 31, 2002, but have been treated as outstanding in preparation of the accompanying financial statements.

The Reorganized Company’s 2002 net loss per share was calculated using the Reorganized Company’s weighted average common shares outstanding. For purposes of this calculation, all 8,000,000 shares of common stock were considered issued and outstanding beginning on the Effective Date.

Stock-Based Compensation

The Company accounts for its stock-based employee and non-employee director compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations (“APB 25”). Stock-based instruments (warrants) issued to third parties in according with financing arrangements are accounted in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”.

The Company has recorded no compensation expense for the stock options granted under its stock option plans for the periods presented pursuant to the intrinsic value based method of APB 25. The following table illustrates the effect on net loss and loss per share for 2002 Reorganized, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in 2002 (in thousands, except per share data):

Net loss:
As reported	$(1,476)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(244)

Pro forma	$(1,720)

Net loss per share (basic and diluted):
As reported	$(0.18)

Pro forma	$(0.22)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Option life	5 years
Volatility	60%
Risk-free interest rate	3.2%
Dividend yield	none

(3)	Accounting During Bankruptcy Proceedings

ICG’s financial statements during the Company’s bankruptcy proceedings have been prepared in accordance with the provisions of SOP 90-7.

Reorganization Expense, Net

In accordance with SOP 90-7, all costs and expenses incurred in connection with the Predecessor Company’s reorganization from the Petition Date to the Effective Date have been reflected as reorganization items in the accompanying consolidated statements of operations. The Predecessor Company incurred the following reorganization items (in thousands of dollars):

			Jan. 1 -
	Year ended December 31,		Oct. 11

Predecessor Company	2000	2001	2002

Gain on negotiated settlements (note 15)	—	(39,179)	(4,437)
Loss on equipment returned to vendors	—	10,300	—
Debt and equity restructuring costs (note 9)	36,493	(236)	10
Severance and employee retention costs	9,647	13,154	3,535
Legal and professional fees	6,260	16,498	11,363
Switch site closure costs	—	5,187	1,735
Contract termination expenses	—	9,296	21,859
Interest income	(1,412)	(6,661)	(1,505)
Net gain on debt discharge, equity restructuring and settlement of claims	—	—	(4,566,532)
Fresh Start reporting	—	—	141,970
New funding	—	—	2,443
Other	2,909	5,092	1,592

	53,897	13,451	(4,387,967)

Liabilities Subject to Compromise

The Company’s filing for bankruptcy (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the filing, and (ii) served to accelerate, for purposes of allowance, all pre-bankruptcy filing liabilities of the Predecessor Company, whether or not those liabilities were liquidated or contingent on the Petition Date.

Pursuant to SOP 90-7, the Company segregated and classified certain pre-petition obligations as liabilities subject to compromise. Liabilities subject to compromise were recorded at the allowed claim amount. The following table sets forth the liabilities of the Predecessor Company subject to compromise as of December 31, 2001 (in thousands of dollars):

Secured long-term debt:
Senior Facility	84,574
Mortgage loan payable	929

85,503
Unsecured long-term debt:
9 7/8% Senior discount notes of ICG Services, Inc.	319,564
10% Senior discount notes of ICG Services, Inc.	393,311
11 5/8% Senior discount notes of ICG Holdings, Inc.	151,342
12 1/2% Senior discount notes of ICG Holdings, Inc.	520,264
13 1/2% Senior discount notes of ICG Holding, Inc.	584,300

1,968,781
Unsecured creditors	476,243
Capital lease obligations, secured	166,637
Capital lease obligations, unsecured	18,881
Priority creditors	13,545

2,729,590

In 1999 the Company entered into a $200 million senior secured financing facility (the “Senior Facility”) consisting of a $75 million term loan, a $100 million term loan and a $25 million revolving line of credit. As a result of the Company’s bankruptcy filing, all pre-petition contractual debt payments were suspended and subject to revised payment terms during the bankruptcy process on a case-by-case basis. During the pendency of the Bankruptcy Court cases, the Company did not pay any principal due under the Senior Facility. However, the Company continued to make interest-only payments on the Senior Facility balance through the Effective Date.

Pursuant to the Modified Plan, on the Effective Date, the Senior Facility was cancelled and replaced with new notes (the “Secured Notes”), as described in more detail in note 7.

In connection with its bankruptcy filing, the Company stopped accruing or paying interest on the unsecured long-term debt and the rejected pre-petition capital lease obligations. Contractual interest not recorded amounted to $30 million, $249 million and $198 million for 2000, 2001 and 2002 Predecessor, respectively.

The amortization of deferred financing costs is generally included in interest expense. All unamortized deferred financing costs as of the Petition Date were written off in 2000 and included in reorganization expenses, except the unamortized deferred financing costs incurred in obtaining the Senior Facility. The unamortized deferred financing costs relating to the Senior Facility were written off and included in reorganization expenses in connection with the Company’s debt restructuring and emergence from bankruptcy in October 2002.

On December 4, 2000, the Company entered into a Debtor-in-Possession Revolving Credit Agreement (the “DIP Financing”) with Chase Manhattan Bank. The DIP Financing, as amended, provided for up to $200 million in financing, subject to certain conditions. The Company paid monthly commitment fees at an annual rate of 1 1/2% on the average daily unused commitment, which were expensed monthly. On November 7, 2001, the Company terminated the DIP Financing without ever having drawn any amounts under this agreement. Unamortized deferred financing costs were written off to interest expense at that time.

In connection with the Company’s emergence from bankruptcy, all liabilities subject to compromise were restructured in accordance with the Modified Plan.

(4)	Emergence from Bankruptcy and Fresh Start Reporting

The implementation of the Modified Plan resulted in, among other things, a new capital structure (as further described in notes 7 and 10), the satisfaction or disposition of various types of claims against the Predecessor Company, the assumption and rejection of certain lease agreements, and the establishment of a new board of directors following the Effective Date.

In connection with the emergence from bankruptcy, the Company adopted Fresh Start reporting in accordance with the requirements of SOP 90-7. The application of SOP 90-7 resulted in the creation of a new reporting entity. Under Fresh Start reporting, the reorganization value of ICG was allocated to its assets and liabilities on a basis substantially consistent with purchase accounting in accordance with SFAS No. 141, “Business Combinations”.

Under Fresh Start reporting, the reorganization value of ICG, which represents the fair value of all of ICG’s assets (net of liabilities), was allocated to the Company’s assets and liabilities, other than deferred income taxes, based on their relative fair values. Deferred taxes were determined in accordance with SFAS No. 109, “Accounting for Income Taxes”. The application of SOP 90-7 created a new reporting entity having no retained earnings or accumulated deficit.

The Company engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of ICG. The assumptions underlying the valuation were described in the Modified Plan. The independent financial advisor estimated ICG’s reorganization value range at $250 million to $325 million. The Company used a reorganization value of $284 million, which consists of equity and funded debt of $83 million and $201 million, respectively, for Fresh Start reporting as of October 11, 2002. The Fresh Start reporting adjustments, primarily related to the adjustment of ICG’s assets and liabilities to fair market values, had a significant effect on the Reorganized Company’s subsequent statements of operations.

ICG recorded approximately $4.4 billion of net reorganization income in the Predecessor Company’s statement of operations for 2002, which includes the gain on the restructuring of equity and the discharge of obligations subject to compromise for less than recorded amounts, as well as adjustments to reduce the historical carrying values of the Company’s assets and liabilities to fair market value. The gain on debt discharge is not classified as an extraordinary item due to the Company’s adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” as of December 31, 2002. SFAS No.

145 eliminated the previous requirement that gains and losses on debt extinguishment be classified as extraordinary items in the income statement. SFAS No. 145 now requires that such gains and losses be classified as extraordinary items only if they are deemed to be unusual and infrequent.

The effects of the reorganization and Fresh Start reporting on ICG’s balance sheet as of October 11, 2002, were as follows (in thousands of dollars):

		Settlement of
	Predecessor	Claims, Debt			Reorganized
	Company	Discharge and			Company
	Balance Sheet	Equity		Fresh Start	Balance Sheet
	(Pre-	Restructuring	New Funding	Reporting	(Post-
	Confirmation)	(a)	(b)	(c)	Confirmation)

Assets
Current assets:
Cash and cash equivalents	109,720	(6,678)	(47,968)		55,074
Restricted cash, current	—		15,778		15,778
Receivables, net	28,944	459			29,403
Prepaid expenses and deposits	10,740	(3,526)	100		7,314

Total current assets	149,404	(9,745)	(32,090)	—	107,569
Property and equipment	622,659			(392,205)	230,454
Accumulated depreciation	(125,541)			125,541	—
Restricted cash, non-current	6,956		28,902		35,858
Other assets, net	12,444		(321)		12,123

Total Assets	665,922	(9,745)	(3,509)	(266,664)	386,004

Liabilities
Current liabilities:
Accounts payable	10,294				10,294
Accrued liabilities	43,392	(832)		(2,442)	40,118
Restructuring accruals	1,953	18,459			20,412
Deferred revenue	7,272			5,700	12,972
Current portion of debt and capital leases	—	14,143	1,864		16,007

Total current liabilities	62,911	31,770	1,864	3,258	99,803
Long-term liabilities:
Secured Notes	—		57,521		57,521
Capital lease obligations	51,154	38,873			90,027
Senior Subordinated Term Loan	—		19,711		19,711
Other debt	650	17,828			18,478
Deferred revenue	348			17,527	17,875

Total long-term liabilities	52,152	56,701	77,232	17,527	203,612
Liabilities subject to compromise	2,722,779	(2,492,726)	(84,574)	(145,479)	—

Total liabilities	2,837,842	(2,404,255)	(5,478)	(124,694)	303,415
Redeemable preferred stock	1,289,788	(1,289,788)			—
Stockholders’ deficit – Predecessor Company	(3,461,708)	3,606,998	(3,320)	(141,970)	—
Stockholders’ equity – Reorganized Company	—	77,300	5,289		82,589

Total liabilities and stockholders’ equity (deficit)	665,922	(9,745)	(3,509)	(266,664)	386,004

(a)	Includes adjustments to record: (i) settlement of post-petition administrative claims and pre-petition priority claims (i.e., tax authorities); (ii) affirmation of certain executory contracts (i.e., capital leases); (iii) discharge of pre-petition unsecured debt for common stock in the Reorganized Company; and (iv) cancellation of the Predecessor Company’s preferred stock, common stock and warrants.

(b)	Includes adjustments to record: (i) proceeds of $25 million from the Senior Subordinated Term Loan, net of $5 million debt discount attributable to the value of the warrants issued; (ii) refinancing of the Predecessor Company’s Senior Facility with the Reorganized Company’s Secured Notes whereby all proceeds from the Senior Subordinated Term Loan were used to immediately pay down the balance of the Secured Notes; (iii) write-off of the $2.5 million unamortized deferred financing costs related to obtaining the Senior Facility and the capitalization of $2.2 million of financing costs related to obtaining the Secured Notes and the Senior Subordinated Term Loan; and (iv) reclassification of $45 million to restricted cash, which represents 75% of the principal balance of the Secured Notes, in accordance with the loan agreement.

(c)	Includes adjustments to record (i) deferred revenue reclassification of $23 million and fair value write-down adjustment of $122 million; (ii) adjustment to reduce the net fair value of property and equipment by $267 million; and (iii) adjustment to reduce the accrued sales tax by $2 million as a result of the reduced property and equipment values of leased equipment.

(5)	Property and Equipment

Property and equipment, including assets held under capital leases, is comprised of the following:

		Predecessor
		Company	Reorganized Company

		December 31,

		2001	2002

				Average
	Depreciable			remaining
	lives	(in thousands)		useful life

Land	n/a	$1,214	$—	n/a
Buildings and Improvements	31.5 years	50,358	29,370	20 years
Furniture, fixtures and office equipment	2 to 7 years	33,593	—	n/a
Machinery and equipment	3 to 8 years	14,548	3,662	4 years
Fiber optic equipment	8 years	150,982	51,864	5 years
Circuit switch equipment	10 years	107,046	73,964	7 years
Packet switch equipment	3 years	29,087	19,641	2 years
Fiber optic network	2 to 20 years	90,137	47,432	17 years
Site improvements	7 years	11,245	99	7 years
Construction in progress	n/a	95,415	11,408	n/a
Assets held for sale	n/a	8,570	1,749	n/a

		592,195	239,189
Less accumulated depreciation		(61,008)	(7,951)

		$531,187	$231,238

Pursuant to the adoption of Fresh Start reporting, the Company wrote down the value of its property and equipment by $392 million, and the balance of the accumulated depreciation by $126 million. The total Fresh Start value of property and equipment was generally allocated on a relative basis to the individual asset categories based on asset appraisals obtained in November 2001 and March 2002. The new property and equipment values are being depreciated over the remaining useful lives of the assets.

Property and equipment includes $11 million of equipment that has not been placed in service and $2 million of equipment that is being held for sale at December 31, 2002, that is not being depreciated.

The Company leases certain office facilities and fiber equipment under various capital lease arrangements. Assets recorded under capitalized lease agreements included in property and equipment consisted of $123 million and $45 million less accumulated amortization of $3 million and $1 million at December 31, 2001 and 2002, respectively.

(6)	Provision for Impairment of Long-Lived Tangible and Intangible Assets

Predecessor Company

The Company recorded approximately $1.7 billion, $28 million and $0.6 million of provision for impairment of long-lived assets in 2000, 2001 and 2002 Predecessor, respectively.

The Company’s impairment analysis as of December 31, 2000, indicated that there was a shortfall of undiscounted cash flows before interest compared to the carrying value of the Company’s long-lived tangible and intangible assets, and that an impairment had occurred. For purposes of calculating the amount of the impairment the Company segregated its long-lived assets into three categories: intangible assets, consisting primarily of goodwill, tangible assets to be disposed of, and tangible assets to be utilized in ongoing operations.

As a result of the analysis of shortfalls of cash flows to carrying values of assets, all intangibles, consisting primarily of goodwill relating to the Company’s acquisitions under the purchase method of accounting, were written off as of December 31, 2000, resulting in an impairment charge of $80 million.

The Company determined that certain assets that would not be utilized under its business plan would be held for sale. These assets were comprised primarily of (i) assets under construction, for which the incremental capital required to place the asset in service was not available; and (ii) assets already in service that were not deemed necessary in the business plan. An impairment of $124 million was reflected in the financial statements for 2000 to reduce these assets to their fair value, which was based on existing appraisals or purchase offers, less cost to sell. Additional impairment charges of $28 million and $0.6 million were recorded in 2001 and 2002 Predecessor, respectively, to reduce assets classified as held for sale to their fair value.

The fair value of tangible assets to be utilized in ongoing operations was determined to be $550 million at December 31, 2000. This value was derived based on the following valuation techniques: (i) discounted cash flows; (ii) asset appraisals; and (iii) current market capitalization.

In order to reduce tangible assets to be used in ongoing operations to the fair value of $550 million, the Company recorded an impairment charge as of December 31, 2000, of approximately $1.5 billion. No adjustment was made to recorded depreciation during the year ended December 31, 2000.

The book value of the impaired assets at December 31, 2000, became the new cost basis of the assets. Subsequent depreciation of the new cost basis was calculated based on the remaining estimated useful life of the assets.

Reorganized Company

The Company performed an analysis pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as of December 31, 2002, to determine if a provision for impairment of its long-lived assets was required. The analysis compared the Company’s estimate of future undiscounted cash flows that will be generated by the existing long-lived assets to their net book value of $231 million. The analysis indicated that no provision for impairment was required.

(7)	Long-term Debt

Pursuant to the Modified Plan, on October 10, 2002, the Company received new financing consisting of a $25 million Senior Subordinated Term Loan (the “Senior Subordinated Term Loan”). The Company’s Senior Facility balance was then cancelled and replaced with the Secured Notes. Proceeds from the Senior Subordinated Term Loan were utilized to pay down the balance of the Secured Notes to $59 million. The Secured Notes are secured by substantially all assets of the Company. The principal balance of the Secured Notes is projected to begin amortizing in August 2003 and will mature in May 2005.

Interest on the Secured Notes accrues at a premium of 3.5% to 6.0% over LIBOR or, at the Company’s option, at a premium of 2.25% to 4.75% over the bank’s prime rate. The interest rate premium at any given time is determined based on the cumulative amount of the principal prepayments made by the Company. Interest is payable quarterly in arrears. The weighted average interest rate in effect at December 31, 2002, was 7.8%.

The Senior Subordinated Term Loan is subordinate to the Secured Notes and is secured by substantially all assets of the Company. The loan accrues interest at 14% per annum, which is payable monthly in arrears, and matures on July 25, 2006.

Pursuant to the Modified Plan and in conjunction with the new financing received pursuant to the Senior Subordinated Term Loan, warrants to purchase 200,000 shares having an exercise price of $9.12, which represented the Reorganized Company’s equity value per share on the Effective Date, and warrants to purchase 473,684 shares having an exercise price of $0.01, were granted. Both warrant issuances expire, if unexercised, on July 25, 2007. The warrants have an estimated fair market value of $5 million, which has been established as a debt discount with a corresponding increase to additional paid-in capital of stockholders’ equity in the Reorganized Company’s balance sheet. The debt discount is amortized to interest expense over the remaining term of the Senior Subordinated Term Loan.

The Secured Notes and the Senior Subordinated Term Loan require the Company to meet certain financial covenants, including minimum EBITDA requirements and limitations on capital expenditures. The Secured Notes and the Senior Subordinated Term Loan covenants also require that the Company maintain a minimum cash balance equal to 75% of the outstanding principal amount of the Secured Notes until July 25, 2003, and 50% of the outstanding principal balance thereafter. Accordingly, on the Effective Date the Company transferred $45 million to a cash collateral account, which is classified as restricted cash in the Company’s balance sheet. The Company expects that $17 million of the restricted cash balance will become available as a result of scheduled principal repayments of the Secured Notes and the reduction of the required minimum cash balance to 50% of the outstanding principal amount of the Secured Notes in the second half of 2003. Therefore, $17 million of restricted cash has been classified as current as of December 31, 2002.

Other debt totaling $26 million consists primarily of notes issued to vendors and taxing authorities. The notes have interest rates that range from 4% to 10%, and a weighted average interest rate at December 31, 2002, of 7.5%. The expiration dates of the notes range from 2003 through 2006. Principal and interest are generally payable monthly. Approximately $9 million of other debt has yet to be formally documented with a note, but is expected to be in the near future.

Contractual debt maturities and interest rates in effect as of December 31, 2002, are as follows (in thousands of dollars):

		Senior
		Subordinated
	Secured Notes	Term Loan		Other debt	Total

	(dollar amounts in thousands)
Year:
2003	$3,790	$—		$9,183	$12,973
2004	8,122	—		9,443	17,565
2005	47,237	—		5,409	52,646
2006	—	25,000		2,458	27,458
2007	—	—		—	—
Thereafter	—	—		—	—

	$59,149	$25,000		$26,493	$110,642

Weighted average interest rate	7.8%	14.0	%(a)	7.5%	9.1%

(a)	Represents the stated interest rate and excludes the amortization of deferred debt discount included in interest expense

(8)	Lease Arrangements

Capital leases

The Company leases certain office facilities and fiber equipment under various capital lease arrangements. Assets recorded under capitalized lease agreements included in property and equipment consisted of $123 million and $45 million less accumulated amortization of $3 million and $1 million at December 31, 2001 and 2002, respectively.

The following table represents contractual payments under the terms of the Company’s capital lease obligations as of December 31, 2002 (in thousands of dollars):

Year:
2003	17,216
2004	17,235
2005	17,182
2006	10,397
2007	10,584
Thereafter	172,745

Total minimum lease payments	245,359
Less amounts representing interest	148,774

Present value of net minimum lease payments	96,585

The weighted average interest rate on capital lease obligations was 13.1% as of December 31, 2002.

Effective January 1, 1999, the Company purchased its corporate headquarters building, land and improvements (collectively, the “Company Headquarters”) for $43 million. The Company financed the purchase primarily through a loan secured by a mortgage on the Company Headquarters. The seller (“Seller”) of the Company Headquarters retained an option to repurchase the Company Headquarters at the original sales price. In June 2001, the Seller exercised its right to repurchase the Company Headquarters from the Company for $33 million. In connection with the repurchase, the Seller agreed to assume from the Company the mortgage loan payable and other accrued liabilities related to completing the Company Headquarters. The Company recognized a $7.6 million loss on the sale in 2001. In addition, the Company agreed to lease the Company Headquarters back from the Seller under a capital lease agreement initially valued at $50 million. The balance of the Company Headquarters capital lease agreement included above, including accreted interest, was $51 million. The lease expires in January 2023.

Operating leases

The Company leases office space, warehouse space, switching and transport sites, points of presence and equipment under non-cancelable operating leases. Lease expense was $30 million, $24 million, $16 million and $4 million in 2000, 2001, 2002 Predecessor and 2002 Reorganized, respectively, of which $3 million and $2 million was included in reorganization expense in 2001 and 2002 Predecessor, respectively.

Minimum lease payments due each year on or before December 31 under the Company’s current contractual operating leases are as follows (in thousands of dollars):

Year:
2003	18,971
2004	15,161
2005	13,904
2006	13,373
2007	10,809
Thereafter	37,723

109,941

(9)	Predecessor Company Preferred Stock

Preferred stock at December 31, 2001, consisted of the following (in thousands of dollars):

14% Exchangeable preferred stock of a subsidiary	165,831
14 1/4% Exchangeable preferred stock of a subsidiary	283,225
6 3/4% Mandatorily redeemable preferred securities of subsidiaries	92,336
8% Series A Convertible Preferred Stock	785,353

1,326,745

On April 10, 2000, ICG sold mandatorily redeemable 8% Series A Convertible Preferred Stock (the 8% Series A Convertible Preferred Stock) and warrants to purchase ICG common stock for net proceeds of $708 million. The value allocated to the warrants was $81 million at the time of the transaction. Additionally, the Company allocated $159 million of the proceeds from the issuance of the 8% Series A Convertible Preferred Stock to the intrinsic value of the embedded beneficial conversion feature of the convertible preferred securities, which was recorded as a credit to additional paid-in capital.

Prior to the Petition Date, accretion and preferred dividends on preferred securities of subsidiaries, net of minority interest in share of losses was $60 million in 2000. After filing for bankruptcy, the Company was prohibited by the Bankruptcy Code from declaring or paying any preferred dividends. Accordingly, the Company wrote off all unamortized offering costs and fully accreted the discount and dividends associated with the preferred stock issuances of subsidiaries. Such amounts are included in reorganization expenses in the accompanying consolidated statement of operations.

In addition, as of December 31, 2000, the Company wrote off all unamortized offering costs and fully accreted the discount and dividends associated with the 8% Series A Convertible Preferred Stock issued by ICG. These amounts, totaling $158 million, are included in Accretion of 8% Series A Convertible Preferred Stock to liquidation value and preferred dividends in the accompanying consolidated statement of operations.

Pursuant to the Modified Plan, all outstanding shares of the Predecessor Company’s preferred stock were cancelled in October 2002.

(10)	Stockholders’ Equity (Deficit)

Bankruptcy Reorganization

As of December 31, 2001, the Company had 11,646,000 warrants outstanding. The exercise price of such warrants ranged from $12.51 to $34.00 per share. Pursuant to the Modified Plan, however, all outstanding shares of the Predecessor Company’s common stock, as well as all outstanding warrants, were cancelled on October 10, 2002.

In accordance with the Modified Plan, a total of 8,000,000 shares of the Reorganized Company’s common stock was established for distribution to the Predecessor Company’s unsecured creditors on a pro rata basis, as described in the Modified Plan. On January 10, 2003, 5,893,250 shares of the Reorganized Company’s common stock were distributed. The distribution of the remaining shares will be completed after the final reconciliation of pre-petition bankruptcy claims filed against the Predecessor Company.

In accordance with the Modified Plan, warrants to purchase 800,000 shares of the Reorganized Company’s common stock were established for distribution to certain of the Predecessor Company’s unsecured creditors on a pro rata basis, as described in the Modified Plan. On January 10, 2003, warrants to purchase 548,166 shares of the Reorganized Company’s common stock were distributed. The distribution of the remaining warrants will be completed after the final reconciliation of pre-petition bankruptcy claims filed against the Predecessor Company. The strike price of the warrants is $9.12, which represented the Reorganized Company’s equity value per share on the Effective Date. The warrants may be exercised from the date of issuance until the later of (i) October 10, 2007, or (ii) the date that a registration statement covering the underlying common stock of the warrants becomes effective.

Pursuant to the Modified Plan, on October 10, 2002, the Company received proceeds from the Senior Subordinated Term Loan. Warrants to purchase a total of 673,684 shares of the Reorganized Company’s common stock were issued in connection with the Senior Subordinated Term Loan, as described in note 7.

Under the Reorganized Company’s Articles of Incorporation and in accordance with the Modified Plan, the Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.001 per share; however, none had been issued as of December 31, 2002.

Stock Options

As of December 31, 2001, the Company had 5,177,000 options outstanding. Pursuant to the Company’s Plan of Reorganization, all outstanding Predecessor Company common stock and stock options were cancelled on the effective date of the Modified Plan.

In connection with the Modified Plan, the Company established the Year 2002 Stock Option Plan (the “Stock Option Plan”), effective January 1, 2002. Under the Stock Option Plan, options to purchase 768,137 shares of the Reorganized Company’s common stock are available for grant to employees.

As of December 31, 2002, options to purchase a total of 701,677 shares had been granted under the Stock Option Plan at an exercise price of $9.12 per share. The exercise price represents the Reorganized Company’s equity value per share on the Effective Date. All of the options granted vest ratably over 3 years from the date of grant and expire 10 years from date of grant.

The following table summarizes the status of the Reorganized Company’s Stock Option Plan:

Weighted
	Shares	average
	underlying	exercise
	options	price

Outstanding at October 10, 2002	—	$—
Granted	701,677	9.12
Exercised	—	—
Cancelled	—	—

Outstanding at December 31, 2002	701,677	$9.12

At December 31, 2002, none of the outstanding stock options were exercisable. The options outstanding at December 31, 2002, have a weighted average remaining contractual life of 9.8 years.

Effective February 10, 2003 the Company established the Directors’ Stock Option Plan. Under the Directors’ Stock Option Plan, options to purchase 120,000 New Common Shares are available for grant to outside directors. On February 10, 2003 options to purchase 40,000 shares at a strike price of $9.12 were granted to the Company’s outside directors. All options vest immediately upon grant and expire 10 years from the date of grant.

(11)	Commitments and Contingencies

Impact of WorldCom, Inc. Bankruptcy

On July 21, 2002, WorldCom, Inc. and substantially all of its active U.S. subsidiaries (collectively referred to as “WorldCom”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. ICG did not record revenue for the $2 million of services provided to WorldCom during the period from July 1, 2002, to July 21, 2002, due to the uncertainty of collecting this amount. In the event WorldCom elects to affirm one or more of its contracts with the Company through its bankruptcy proceedings, and is therefore required to cure pre-petition defaults as provided by the Bankruptcy Code, the Company will record the revenue accordingly.

Since WorldCom’s bankruptcy filing, ICG has continued to provide service to WorldCom. Revenue from WorldCom accounted for approximately 11% of the Company’s total revenue in 2002. Under the Bankruptcy Code, WorldCom can elect to affirm or reject its pre-petition contracts with ICG. ICG and one of Worldcom’s subsidiaries, MCI Worldcom Network Services, Inc., have reached agreement with regard to the assumption of MCI Worldcom Network Services, Inc.’s pre-petition contract. The assumption is subject to approval by Worldcom’s bankruptcy court. If approved, the assumption will result in a total reduction in contractual revenue of approximately $8.9 million over the combined fiscal years 2003 and 2004. In addition, as of December 31, 2002, the Company had $3.5 million in net trade receivables due from WorldCom.

Maintenance Agreements

The Company is committed to various vendors for hardware, software and outside plant maintenance as follows (in thousands of dollars):

Year:
2003	1,354
2004	1,281
2005	998
2006	830
2007	748
Thereafter	6,748

11,959

Litigation

In January 2002, SBC Communications, Inc., on behalf of various subsidiaries (collectively “SBC”), filed a motion in the Company’s bankruptcy case seeking permission to terminate the services it provides the Company pursuant to its interconnection agreements. SBC contended that the Company owed SBC in excess of $24 million related to past billing and, as a result, should be entitled to terminate services and pursue an administrative claim for the alleged past due receivable. The Company filed a response to SBC’s motions contending that it did not owe a significant portion of the alleged past due amount. Additionally, the Company’s response provided that SBC owed the Company more than the Company owed SBC. On March 29, 2002, the Company and SBC entered into a settlement agreement regarding wholesale services. On April 30, 2002, the Bankruptcy Court issued an order approving the terms of the settlement. Under the terms of the settlement, the Company recorded a net $5 million of non-recurring reciprocal compensation revenue in the three months ended March 31, 2002. As no expenses were directly attributable to the revenue, none were recorded in the three months ended March 31, 2002.

On May 10, 2002, the court order became final and non-appealable. Amounts allegedly owed for retail services have yet to be resolved. The Company believes that the ultimate resolution of the remaining items relating to retail services will be immaterial to the Company’s operating results.

As of the date of this Annual Report, the Company has not received the full amount of the settlement contemplated in the settlement agreement and is in negotiations with SBC regarding the interpretation of certain provisions of the settlement agreement. The Company has fully reserved for the settlement amount not yet collected from SBC.

The Company is a party to certain other litigation that has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material impact on the Company’s financial condition or results of operations.

Other Commitments and Contingencies

Several of ICG’s other customers have approached ICG about the possibility of settling or restructuring their service contracts. If the Company agrees to settle or restructure any significant customer contracts, ICG’s results of operations and financial condition could be materially impacted. At this time, the Company cannot predict the possible outcome of such negotiations.

The Company emerged from bankruptcy on October 10, 2002. However, certain post-confirmation proceedings continue in the Bankruptcy Court relating to pre-petition claims filed by creditors, administrative claims and claims for damages on rejected executory contracts. As of December 31, 2002, the Reorganized Company’s balance sheet includes $17 million in estimated accrued liabilities for the settlement of such claims.

(12)	Income Taxes

No income tax expense was recognized with respect to the gain resulting from the cancellation of indebtedness that occurred in connection with the effectiveness of the Plan as such gain is exempt from income taxation.

Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate to loss before income taxes primarily because the Company has not recognized the income tax benefit of certain of its net operating loss carryforwards and other deferred tax assets due to the uncertainty of realization.

				Reorganized
	Predecessor Company			Company

			Jan. 1 -	Oct. 12 -
	Years Ended December 31,		Oct. 11	Dec. 31

	2000	2001	2002

	(in percent)
Expected tax provision (benefit)	(35.0)	(35.0)	35.0	(35.0)
Change in valuation allowance	38.3	18.2	(1.8)	39.1
State tax net of federal benefit	(4.3)	(4.2)	4.1	(4.1)
Gain on debt discharge and equity restructuring and Fresh Start reporting adjustments			(34.0)
Reorganization costs		21.0	0.5
Other	1.0		(3.8)

Provision for income taxes	—	—	—	—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2002 are as follows (in thousands of dollars):

	Predecessor Company	Reorganized Company

	December 31,

	2001	2002

Deferred income tax liabilities:
Interest expense	40,645	—

Net deferred income tax liabilities	40,645	—

Deferred income tax assets:
Deferred revenue	(60,109)	(56,903)
Net operating loss carryforwards	(625,110)	(141,166)
Property and equipment	(540,157)	(505,288)
Unrealized loss on investments	(35,994)	—
Accrued interest on high yield debt obligations	(192,264)	—
Accrued expenses and other	(9,584)	(2,372)
Allowance for doubtful accounts	(88,578)	(66,791)

Less valuation allowance	1,511,151	772,520

Net deferred income tax assets	(40,645)	—

Net deferred income tax liability	—	—

As of the effective date of the Modified Plan, the Predecessor Company had federal NOL carryforwards of approximately $2 billion. These NOL carryforwards have been reduced as a result of the discharge and cancellation of various pre-petition liabilities under the Plan. After the reduction for federal income tax purposes, the Reorganized Company has available NOL carryforwards of approximately $355 million. Further, as a result of a statutory “ownership change” (as defined in Section 382 of the Internal Revenue Code) that occurred as a result of the effectiveness of the Plan, the Reorganized Company’s ability to utilize its NOL carryforwards for federal income tax purposes is restricted to approximately $4 million per year. Expected tax benefit from property and equipment depreciation for tax year 2003 will be approximately $160 million, the utilization of which could be impacted by a statutory ownership change, as defined in Section 382 of the Internal Revenue Code or other Internal Revenue Code provisions. The Reorganized Company is also subject to certain state income tax laws, which may also limit the amount and utilization of NOLs at the state level.

Considering the net reversals of future taxable and deductible amounts and that management is not presently able to determine when the Company will generate future taxable income, the Company has established a valuation allowance principally for the portion of its deductible temporary differences, including state NOLs that may not be available due to expirations or the limitations described above. If the Company, in future periods, were to recognize the tax benefits attributable to tax attributes of the Predecessor Company (such as NOL carryforwards), such benefit would be applied to reduce certain balance sheet assets in accordance with SFAS No. 109, “Accounting for Income Taxes”.

(13)	Employee Benefit Plans

The Company has established a salary reduction savings plan under Section 401(k) of the Internal Revenue Code that the Company administers for participating employees. All full-time employees are covered under the plan after meeting minimum service and age requirements. Through the second quarter of 2000, the Company made matching contributions of ICG common stock up to a maximum of 6% of the employee’s eligible earnings. Beginning in the third quarter of 2000, the Company matching was made in cash, up to 3% of the employee’s eligible earnings. Beginning in the third quarter of 2002, the Company increased the matching contribution to a maximum of 4% of the employee’s eligible earnings.

Aggregate matching contributions under the Company’s employee benefit plans were $6 million, $2 million, $1.5 million and $0.5 million in 2000, 2001, 2002 Predecessor and 2002 Reorganized, respectively.

(14)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents

The carrying amount approximates fair value because of the short maturities of such instruments.

Restricted cash

The carrying amount approximates fair value because of the short maturities of such instruments.

Long-term debt

The fair value of the publicly traded Senior Discount Notes (Predecessor Company) as of December 31, 2001, was estimated based on quoted market prices.

The carrying value of the Secured Debt (Predecessor Company) and Secured Notes (Reorganized Company) at December 31, 2001 and 2002, respectively, approximates fair value, as the debt instruments are not publicly traded and have stated interest rates that float based on LIBOR or the prime rate.

The carrying values of the Senior Subordinated Term Loan and other debt at December 31, 2002, approximate fair value, as the prevailing market conditions have not changed significantly since these instruments were issued in October 2002.

Redeemable preferred stock (Predecessor Company)

The fair value of the preferred stock, which was issued in a private placement and was not traded in the open market, was estimated to be zero as of December 31, 2001. The preferred stock was cancelled in connection with the Company’s bankruptcy reorganization.

The estimated fair values of the Company’s financial instruments are as follows (in thousands of dollars):

	Predecessor		Reorganized
	Company		Company

	December 31,

	2001		2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and cash equivalents	146,587	146,587	50,729	50,729
Restricted cash	7,299	7,299	51,038	51,038
Financial Liabilities and Redeemable Preferred Stock
Predecessor Company:
Secured debt	85,503	85,503	—	—
Senior discount notes	1,968,781	135	—	—
Redeemable preferred stock	1,326,745	—	—	—
Reorganized Company:
Secured Notes	—	—	59,149	59,149
Senior Subordinated Term Loan	—	—	20,056	20,056
Other debt	—	—	26,493	26,493

(15)	Major Customer

A significant amount of the Company’s revenue is derived from long-term contracts with certain large customers, including one major customer, Qwest Communications Corporation (together with its affiliated entities, “Qwest”). Revenue from Qwest accounted for 18% and 30% of total revenue for the years ended December 31, 2001 and 2002, respectively. Revenue from Qwest represented less than 10% of total revenue for the year ended December 31, 2000. As of December 31, 2002, the Company had $1.5 million in net trade receivables due from Qwest.

In June 2001, the Company and Qwest entered into a settlement agreement (the “Qwest Settlement Agreement”), which resolved numerous claims and issues that had been raised by both parties. In accordance with the terms of the Qwest Settlement Agreement, the Company recorded a gain of $39 million, $37.5 million of which is reflected in reorganization items and $1.5 million in interest expense in the accompanying consolidated statement of operations.

A pre-petition agreement to provide Qwest with exclusive service over designated portions of the Company’s local fiber optic networks was not settled in connection with the Qwest Settlement Agreement. The Company had deferred revenue balances reflecting future service obligations, including maintenance, of $149 million and $143 million at December 31, 2001, and October 11, 2002 (Predecessor Company), respectively, related to this agreement. These amounts were included in liabilities subject to compromise. In connection with the adoption of Fresh Start reporting, the Company wrote down the deferred revenue balance to $23 million to reflect the estimated legal obligation to provide future services. The balance as of December 31, 2002, was $22 million.

Independent Auditors’ Report

The Board of Directors and Stockholders

ICG Communications, Inc.:

Under the date of February 28, 2003, we reported on the consolidated balance sheets of ICG Communications, Inc. and subsidiaries as of December 31, 2001 (Predecessor Company) and 2002 (Reorganized Company), and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2000 and 2001, the period January 1, 2002 to October 11, 2002 (Predecessor Company) and the period October 12, 2002 to December 31, 2002 (Reorganized Company), which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II: Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of ICG Communications, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that on October 10, 2002, the Company emerged from bankruptcy. The financial statements of the reorganized Company reflect assets at reorganization value and liabilities at fair value under fresh-start reporting as of October 11, 2002. As a result, the financial statements of the reorganized Company are presented on a different basis than those prior to the reorganization and, therefore, are not comparable in all respects.

As discussed in Note 4 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145 effective October 11, 2002.

/s/ KPMG LLP

Denver, Colorado

February 28, 2003

Schedule II

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions	period

		(in thousands of dollars)
Allowance for uncollectible trade receivables:
Year ended December 31, 2000	78,682	84,457	—	(68,854)	94,285
Year ended December 31, 2001	94,285	14,236	—	(64,307)	44,214
Year ended December 31, 2002	44,214	5,294	2,567	(43,058)	9,017
Allowance for uncollectible other receivables:
Year ended December 31, 2000	—	—	—	—	—
Year ended December 31, 2001	—	—	—	—	—
Year ended December 31, 2002	—	2,000	2,400	—	4,400
Restructuring accruals:
Year ended December 31, 2000	—	—	—	—	—
Year ended December 31, 2001	—	—	—	—	—
Year ended December 31, 2002	—	20,412	—	(3,678)	16,734

See accompanying independent auditors’ report.

Exhibit Index

Ex.No	Description

2.	Plan of Acquisition, Reorganization, Arrangement, liquidation or Succession.

	2.1	Joint Plan of Reorganization of ICG Communications, Inc. and Its Affiliated Debtors and Debtors in Possession [Incorporated by reference to Exhibit 2.2 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective December 20, 2001].

	2.2	Disclosure Statement with Respect to Joint Plan of Reorganization of ICG Communications, Inc. and Its Affiliated Debtors and Debtors in Possession [Incorporated by reference to Exhibit 2.3 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective December 20, 2001].

	2.3	Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated May 21, 2002. [Incorporated by reference to Exhibit 2.1 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective June 4, 2002.]

	2.4	Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated April 3, 2002. [Incorporated by reference to Exhibit 2.2 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective June 4, 2002.]

	2.5	Disclosure Statement with Respect to Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated April 3, 2002. [Incorporated by reference to Exhibit 2.3 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective June 4, 2002.]

	2.6	Modification to the Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated July 26, 2002. [Incorporated by reference to Exhibit 2.7 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective August 9, 2002.]

2.7	Supplemental Disclosure With Respect to Second Amended Joint Plan of Reorganization of ICG Communications, Inc. Regarding Modification of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated July 26, 2002. [Incorporated by reference to Exhibit 2.8 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective August 9, 2002.]

2.8	Supplemental Disclosure with Respect to Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession dated August 23, 2002. [Incorporated by reference to Exhibit 2.8 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective October 17, 2002].

2.9	Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Joint Plan of Reorganization of ICG Communications, Inc. and its Affiliated Debtors and Debtors in Possession, as Modified, dated October 9, 2002. [Incorporated by reference to Exhibit 2.9 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective October 9, 2002].

3.	Corporate Organization

3.1	Amended and Restated Certificate of Incorporation of ICG Communications, Inc. filed with the office of the Secretary of State of the State of Delaware on October 10, 2002. [Incorporated by reference to Exhibit 3.1 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective October 17, 2002].

3.2	Amended and Restated By-laws of ICG Communications, Inc., effective as of October 10, 2002. [Incorporated by reference to Exhibit 3.2 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective October 17, 2002].

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Form of Common Stock Certificate of ICG Communications, Inc. [Incorporated by reference to Exhibit 4.1 to ICG Communications, Inc.’s Form 8-A filed effective January 2, 2003].

4.2	Form of Warrant Certificate of ICG Communications, Inc. [Incorporated by reference to Exhibit 4.2 to ICG Communications, Inc.’s Form 8-A filed effective January 2, 2003].

4.3	Warrant Agreement dated as of October 10, 2002, between ICG Communications, Inc. and American Stock Transfer & Trust Company, as warrant agent. [Incorporated by reference to Exhibit 4.3 to ICG Communications, Inc.’s Form 8-A filed effective January 2, 2003].

4.4	Amendment No. 1 to Warrant Agreement dated as of December 19, 2002, between ICG Communications, Inc. and American Stock Transfer & Trust Company, as warrant agent. [Incorporated by reference to Exhibit 4.4 to ICG Communications, Inc.’s Form 8-A filed effective January 2, 2003].

4.5	Registration Rights Agreement dated as of October 10, 2002, between ICG Communications and the Initial Holders. [Incorporated by reference to Exhibit 4.5 to ICG Communications, Inc.’s Form 8-A filed effective January 2, 2003].

10.	Material Contracts

10.1	Employment Agreement, dated as of February 26, 2001, by and between ICG Communications, Inc. and Michael D. Kallet. [Incorporated by reference to Exhibit 10.77 to ICG Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]

10.2	Fourth Amendment to Lease, dated as of June 28, 2001, between Trinet Realty Investors V, Inc. as landlord and ICG Holdings, Inc. as tenant. [Incorporated by reference to Exhibit 10.81 to ICG Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]

10.3	Agreement Regarding Option and Exercise of Option dated as of June 28, 2001, by Trinet Realty Investors V, Inc. and ICG Corporate Headquarters, L.L.C. [Incorporated by reference to Exhibit 10.82 to ICG Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]

10.4	Amended and Restated Employment Agreement, dated June 21, 2001, by and between ICG Communications, Inc., ICG Holdings, Inc., ICG Services, Inc., ICG Equipment, Inc., and ICG Telecom, Inc., and Randall Curran. [Incorporated by reference to Exhibit 10.84 to ICG Communications, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001].

10.5	Senior Financing Agreement by and among ICG Communications, Inc. and its affiliated debtor subsidiaries identified therein, Royal Bank of Canada, as Administrative Agent and as collateral agent, and Wachovia Bank, National Association, as documentation agent, dated as of July 25, 2002. [Incorporated by reference to Exhibit 10.85 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective August 9, 2002.]

10.6	Note and Warrant Purchase Agreement by and among ICG Communications, Inc., Madeleine L.L.C. and Morgan Stanley & Co., Incorporated, dated as of July 25, 2002. [Incorporated by reference to Exhibit 10.86 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective August 9, 2002.]

10.7	Escrow Agreement by and among ICG Communications, Inc., Madeleine L.L.C. and Morgan Stanley & Co., Incorporated, dated as of July 25, 2002. [Incorporated by reference to Exhibit 10.87 to ICG Communications, Inc.’s Current Report on Form 8-K filed effective August 9, 2002.]

10.8	Directors’ Stock Option Plan dated February 10, 2003.

21.	Subsidiaries of the Registrant

21.1	Subsidiaries of the Registrant.

99.	Additional Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.