Form 10-Q
period 2003-03-31
ICG COMMUNICATIONS INC /DE/
filed 2003-05-14
CIK 1013240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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
Yes [   ]   No[ X ]

As of May 6, 2003, 8,000,000 shares of ICG Communications, Inc. common stock were outstanding, of which 5,972,576 have been distributed to stockholders.

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ]   No [   ]

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Reorganized Company)
(Unaudited)

	December 31, 2002	March 31, 2003

	(in thousands)
Assets

Current assets:
Cash and cash equivalents	$50,729	$38,134
Restricted cash, current	16,645	17,516
Trade receivables, net of allowance of $9 million and $7 million at December 31, 2002 and March 31, 2003, respectively	26,667	32,576
Other receivables, net of allowance of $4 million	1,946	128
Prepaid expenses and deposits	5,656	6,551

Total current assets	101,643	94,905

Property and equipment, net (note 4)	231,238	235,309

Restricted cash, non-current	34,393	33,412
Deposits	7,076	7,100
Deferred financing costs, net of accumulated amortization of $0.3 million and $0.5 million at December 31, 2002 and March 31, 2003, respectively	3,096	2,826
Other assets	12	12

Total Assets	$377,458	$373,564

(continued)

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Reorganized Company), Continued
(Unaudited)

	December 31, 2002	March 31, 2003

	(in thousands)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$8,921	$9,607
Accrued liabilities	38,905	43,615
Restructuring accruals (note 5)	16,734	7,497
Secured Notes and other long-term debt, current portion	12,973	14,787
Capital lease obligations, current portion	5,642	5,782
Deferred revenue, current portion	12,977	12,574

Total current liabilities	96,152	93,862

Long-term liabilities:
Secured Notes	55,359	53,412
Capital lease obligations	90,943	88,249
Senior Subordinated Term Loan, net of $5 million of debt discount	20,056	20,401
Other debt	16,660	15,848
Deferred revenue	16,525	15,108
Other long-term liabilities (note 7)	650	3,275

Total liabilities	296,345	290,156

Stockholders' equity:
Reorganized Company preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Reorganized Company common stock, $0.01 par value, 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	80	80
Additional paid-in capital	82,509	82,509
Retained earnings (accumulated deficit)	(1,476)	819

Total stockholders' equity	81,113	83,408

Commitments and contingencies (note 5)

Total liabilities and stockholders' equity	$377,458	$373,564

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Predecessor Company	Reorganized Company

	Three months ended March 31,

	2002	2003

	(in thousands, except per share data)

Revenue	$112,171	$100,227

Operating costs and expenses:
Operating costs	67,378	61,738
Selling, general and administrative expenses	27,602	20,307
Depreciation and amortization	19,626	9,871
Other expense (income), net	(6)	13

Total operating costs and expenses	114,600	91,929

Operating income (loss)	(2,429)	8,298

Other income (expense):
Interest expense (note 3)	(5,704)	(6,255)
Interest income (note 3)	-	231
Reorganization expense, net (note 3)	(23,291)	-
Other income, net	140	21

Total other expense, net	(28,855)	(6,003)

Net income (loss)	$(31,284)	$2,295

Net income (loss) per share:
Basic	$(0.58)	$0.29

Diluted	$(0.58)	$0.27

Weighted average number of shares outstanding:
Basic	53,707	8,000

Diluted	53,707	8,474

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Reorganized Company)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity

	Shares	Amount		(Accumulated Deficit)

Balances at January 1, 2003	8,000	$80	$82,509	$(1,476)	$81,113

Net income	-	-	-	2,295	2,295

Balances at March 31, 2003	8,000	$80	$82,509	$819	$83,408

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Predecessor Company	Reorganized Company

	Three months ended March 31,

	2002	2003

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(31,284)	$2,295
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities before reorganization items:
Reorganization expense, net	23,291	-
Depreciation and amortization	19,626	9,871
Provision for uncollectible accounts	2,425	-
Other	1,266	1,538
Changes in operating assets and liabilities:
Receivables	(16,546)	(4,091)
Prepaid expenses and deposits	(4,153)	(849)
Accounts payable and accrued liabilities	(13,354)	5,082
Deferred revenue	(1,441)	(1,821)

Net cash provided (used) by operating activities before reorganization items	(20,170)	12,025

Reorganization items:
Reorganization expense, net	(23,291)	-
Net gain on disposal of long-lived assets	(2,948)	-
Change in liabilities subject to compromise	15,073	-
Change in post-petition restructuring accruals	-	(9,237)

Net cash used by reorganization items	(11,166)	(9,237)

Net cash provided (used) by operating activities	(31,336)	2,788

Cash flows from investing activities:
Acquisition of property and equipment	(7,609)	(14,300)
Change in prepaid expenses, accounts payable and accrued liabilities for acquisition of property and equipment	(2,232)	350
Proceeds from disposition of property, equipment and other assets	1,363	82
Decrease in restricted cash	64	110
Decrease (increase) in long-term deposits	2,001	(24)
Purchase of short-term investments	(10,684)	-

Net cash used by investing activities	(17,097)	(13,782)

		(continued)

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Predecessor Company	Reorganized Company

	Three months ended March 31,

	2002	2003

	(in thousands)
Cash flows from financing activities:
Principal payments on capital lease obligations	$(700)	$(335)
Principal payments on long-term debt	-	(1,266)

Net cash used by financing activities	(700)	(1,601)

Net decrease in cash and cash equivalents	(49,133)	(12,595)
Cash and cash equivalents, beginning of period	146,587	50,729

Cash and cash equivalents end of period	$97,454	$38,134

Supplemental disclosure of cash flows information:
Cash paid for interest	$4,800	$4,169

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Increase in property and equipment and asset retirement obligations, resulting from the Company's adoption of the provisions of SFAS 143 on January 1, 2003 (note 7)	$-	$2,531

Reduction in property and equipment and capital lease obligations, resulting from the renegotiation of contractual terms, effective January 1, 2003	$-	$3,233

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)           Organization and Description of Business

ICG Communications, Inc., a Delaware corporation, and its subsidiaries are collectively referred to as "ICG" or the "Company."  The Company provides voice, data and Internet communication services.  Headquartered in Englewood, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure to offer:

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

On November 14, 2000, (the "Petition Date"), ICG and its operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States District Court for the District of Delaware (the "Bankruptcy Court").  The filings were made in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.

On December 19, 2001, the Company filed a proposed Plan of Reorganization and a Disclosure Statement in the Bankruptcy Court. The Company subsequently filed a First Amended Plan and Disclosure Statement on March 1, 2002.  On March 26, 2002, the Company filed a Second Amended Plan and Disclosure Statement, which were amended on April 3, 2002.  The original Plan of Reorganization, the Disclosure Statement, the First Amended Plan and Disclosure Statement, and the Second Amended Plan and Disclosure Statement are collectively referred to herein as the "Original Plan."  On April 3, 2002, the Company submitted the Original Plan to the Company's creditors for approval. On May 21, 2002, the Bankruptcy Court entered an order confirming the Original Plan.

The Original Plan, however, did not become effective as a result of certain disagreements relating to exit financing between the Company and Cerberus Capital Management, L.P. (“Cerberus”).  After engaging in renegotiations with Cerberus, on July 25, 2002, the Company entered into an agreement with Cerberus that was embodied in a proposed modification to the original Plan of Reorganization.  The Original Plan, as modified, is referred to herein as the "Modified Plan."

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

The implementation of the Modified Plan resulted in, among other things, Restated Articles of Incorporation and By-laws, a new capital structure, the satisfaction or disposition of various types of claims against the Predecessor Company and the assumption or rejection of certain lease agreements and executory contracts. Further, on the Effective Date, the Company was authorized to issue 8,000,000 shares of new common stock to the Company’s pre-petition creditors. All of the Company’s Board members resigned as of the Effective Date and the new Board of Directors officially took control of the Company.

Pursuant to the Modified Plan, on October 10, 2002, the Company received new financing consisting of a $25 million senior subordinated term loan (the "Senior Subordinated Term Loan").  The Company's senior secured credit facility (the "Senior Facility") balance was then cancelled and replaced with new notes (the "Secured Notes").  Proceeds from the Senior Subordinated Tern Loan were utilized to pay down the balance of the Secured Notes to $59 million.

(2)           Summary of Significant Accounting Policies

Basis of Presentation

As used in this Quarterly Report, "Predecessor Company" refers to the Company prior to its emergence from bankruptcy.  "Reorganized Company" refers to the Company after its emergence from bankruptcy.

Between November 14, 2000, and October 10, 2002, ICG operated as a debtor-in-possession under the supervision of the Bankruptcy Court.  ICG's financial statements for reporting periods within that timeframe were prepared in accordance with the provisions of Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

In connection with its emergence from bankruptcy, the Company adopted Fresh Start ("Fresh Start") reporting in October 2002, in accordance with the requirements of SOP 90-7.  The application of SOP 90-7 resulted in the creation of a new reporting entity. Under Fresh Start reporting, the reorganization value of ICG was allocated to its assets and liabilities on a basis substantially consistent with purchase accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations."

The accompanying interim unaudited financial statements should be read in conjunction with ICG's Annual Report on Form 10-K for the year ended December 31, 2002, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission.  In the opinion of management, the Company's interim financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

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

Comparability of Financial Information

Due to the adoption of Fresh Start reporting in October 2002, the Reorganized Company's accompanying post-Fresh Start statement of operations and statement of cash flows have not been prepared on a consistent basis with the Predecessor Company's financial statements, and are therefore not comparable in certain respects to the financial statements prior to the application of Fresh Start reporting.

Net Income (Loss) Per Share

The Predecessor Company's weighted average outstanding common shares were used in calculating basic and diluted net loss per share for the three months ended March 31, 2002.  No potential common shares such as options or warrants were included in the calculation, as their effect would have been anti-dilutive.  All outstanding common shares and potential common shares of the Predecessor Company were cancelled in October 2002 in connection with the Company's emergence from bankruptcy.

For the three months ended March 31, 2003, the Reorganized Company's weighted average outstanding common shares were used in calculating basic net income per share.  In addition to outstanding common shares, outstanding dilutive options and warrants were included in the calculation of diluted net income per share.

Stock-Based Compensation

The Company accounts for its stock-based employee and non-employee director compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB 25").  Stock-based instruments issued to third parties are accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

The Company has recorded no compensation expense for the stock options granted under its employee stock option plan for the periods presented pursuant to the intrinsic value based method of APB 25.  The following table illustrates the effect on net income and net income per share for the three months ended March 31, 2003, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

Net income:
As reported	$2,295
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(251)

Pro forma	$2,044

	As reported	Pro forma

Net income per share:
Basic	$0.29	$0.26

Diluted	$0.27	$0.24

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: option life of 5 years, volatility of 60%, risk-free interest rate ranging from 2.7% to 3.2%, and no dividends.

The following table summarizes the status of the Reorganized Company's employee stock option plan:

	Shares underlying options	Weighted average exercise price

Outstanding at December 31, 2002	701,677	$9.12
Granted	40,000	3.25

Outstanding at March 31, 2003	741,677	$8.80

In addition, options to purchase 40,000 common shares at a strike price of $9.12 were outstanding at March 31, 2003, under the ICG Communications, Inc. Directors' Stock Option Plan.

(3)           Accounting During Bankruptcy Proceedings

ICG's financial statements during the Company's bankruptcy proceedings were prepared in accordance with the provisions of SOP 90-7.

Interest Expense

Contractual interest expense of $63 million was not recorded for the three months ended March 31, 2002, due to the Company's bankruptcy proceedings.

Interest Income

Interest income of $0.6 million for the three months ended March 31, 2002, was considered earned as a result of the bankruptcy filing, and was therefore classified as a reorganization item, in accordance with the requirements of SOP 90-7.

Reorganization Expense, Net

In accordance with SOP 90-7, all costs and expenses incurred in connection with the Predecessor Company's reorganization from the Petition Date to the Effective Date were classified as reorganization items in the accompanying consolidated statements of operations. The Predecessor Company incurred the following reorganization items for the three months ended March 31, 2002 (in thousands of dollars):

Severance and employee retention costs	312
Legal and professional fees	3,708
Switch site closure costs	706
Contract termination expenses	21,554
Net gain on disposal of long-lived assets	(2,954)
Interest income	(577)
Other	542

Total	23,291

(4)           Property and Equipment

Property and equipment, including assets held under capital leases, is comprised of the following (in thousands of dollars):

	December 31, 2002	March 31, 2003

Buildings and Improvements	29,370	29,370
Furniture, fixtures and office equipment	-	415
Machinery and equipment	3,662	3,693
Fiber optic equipment	51,864	53,001
Circuit switch equipment	73,964	74,434
Packet switch equipment	19,641	19,498
Fiber optic network	47,432	47,017
Site improvements	99	2,919
Construction in progress	11,408	20,794
Assets held for sale	1,749	1,749

	239,189	252,890
Less accumulated depreciation	(7,951)	(17,581)

	231,238	235,309

Property and equipment includes $21 million of equipment that has not been placed in service and $2 million of equipment that is being held for sale at March 31, 2003, that is not being depreciated.

As described in note 7, ICG adopted SFAS No. 143, "Accounting for Asset Retirement Obligations", effective January 1, 2003.

(5)           Commitments and Contingencies

Impact of WorldCom, Inc. Bankruptcy

On July 21, 2002, WorldCom, Inc. and substantially all of its active U.S. subsidiaries (collectively referred to as "WorldCom") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code.  Since WorldCom's bankruptcy filing, ICG has continued to provide service to WorldCom.  Revenue from WorldCom accounted for approximately 12% of the Company's total revenue in the three months ended March 31, 2003.  Under the Bankruptcy Code, WorldCom can elect to affirm or reject its pre-petition contracts with ICG.

ICG and MCI WorldCom Network Services, Inc., have reached agreement with regard to the renegotiation and assumption of MCI WorldCom Network Services, Inc.'s pre-petition contract.  The assumption is subject to approval by WorldCom's bankruptcy court.  If approved, WorldCom's minimum commitment to ICG will decrease by approximately $1.2 million per month in April 2003 through March 2004, and increase by approximately $0.8 million per month in April 2004 through September 2004.  In addition, the settlement agreement calls for MCI WorldCom Network Services, Inc. to pay ICG, within two business days of WorldCom's bankruptcy court approval, approximately $1.5 million relating to revenue that has not yet been recorded by ICG.  As of March 31, 2003, the Company had $3.5 million in net trade receivables due from WorldCom.

Operating Costs and Accrued Liabilities

The Company leases certain network facilities, primarily circuits, from ILECs and CLECs to augment its owned infrastructure for which it is generally billed a fixed monthly fee.   The Company also uses the facilities of other carriers for which it is billed on a usage basis.  The Company issued a significant number of disconnect orders to ILECs and CLECs for leased circuits throughout 2001 and 2002 as a result of the Company's optimization of its network and associated operating cost structure, as well as the curtailment of the Company's expansions plans.  In addition, many of these providers changed the Company's billing account numbers ("BAN"s) in an attempt to segregate the Company's pre- and post-Chapter 11 petition billing activity.  Disconnected services were frequently not reflected on a timely basis by these facilities providers on the Company's invoices, resulting in inaccurate invoices and disputes, and the assignment of new BANs by these facilities providers frequently resulted in incorrect balances being carried forward on invoices.  The Company disputes invoices for usage billings when the call record detail is not adequate to support such charges.  As a result of these and other types of billing disputes, the Company is in settlement negotiations with certain providers.

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

Other Commitments and Contingencies

Certain other customers have approached ICG about the possibility of settling or restructuring their service contracts.  If the Company agrees to settle or restructure any significant customer contracts, ICG's results of operations and financial condition could be materially impacted.  At this time, the Company cannot predict the possible outcome of such negotiations.

The Company emerged from bankruptcy on October 10, 2002.  However, certain post-confirmation proceedings continue in the Bankruptcy Court relating to pre-petition claims filed by creditors, administrative claims and claims for damages on rejected executory contracts.  As of March 31, 2003, the Reorganized Company's balance sheet includes $7 million in estimated accrued liabilities for the settlement of such claims.

(6)           Major Customers

A significant amount of the Company's revenue is derived from long-term contracts with certain large customers, including one major customer, Qwest Communications Corporation (together with its affiliated entities, "Qwest").  Revenue from Qwest accounted for 26% and 30% of total revenue in the three months ended March 31, 2002 and 2003, respectively.  As of March 31, 2003, the Company had $5.8 million in net trade receivables due from Qwest.

In addition, as described in more detail in note 5, revenue from WorldCom accounted for approximately 12% of the Company's total revenue in the three months ended March 31, 2003.

(7)           New Accounting Standards

Effective January 1, 2003, ICG adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period in which it is incurred, with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the useful life of the related asset. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The adoption of SFAS 143 resulted in the establishment of asset retirement obligations of $2.5 million, which are included in other long-term liabilities in the accompanying balance sheet, and an increase to net property and equipment of $2.5 million.  Accretion expense of $0.1 million for the three months ended March 31, 2003, is included in other operating expense (income), net, in the accompanying statement of operations.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the term "Company", "ICG" or "Registrant" means the combined business operations of ICG Communications, Inc. and its subsidiaries. All dollar amounts are in U.S. dollars.

This section and other parts of this Quarterly Report contain "forward looking statements" intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995.  These forward looking statements can generally be identified as such because the context of the statements include words such as "intends," "anticipates," "expects," "estimates," "plans," "believes" and other similar words.  Additionally, statements that describe the Company's future plans, objectives or goals also are forward-looking statements.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated.  These risks and uncertainties, which are described in more detail herein under "Liquidity and Capital Resources", include, but are not limited to the following:

  Customer concentration and the Company's ability to retain its major customers on profitable terms;
  The Company's ability to collect reciprocal compensation;
  The Company's ability to sustain positive operating income and net income;
  The Company's ability to successfully maintain commercial relationships with its critical suppliers;
  The Company's ability to manage expansion of its service offerings and its network and infrastructure;
  The Secured Notes and Senior Subordinated Term Loan contain certain covenants that restrict the Company's financial and operational flexibility;
  Changes in, or the Company's inability to comply with, existing government regulations;
  The performance of the Company's network;
  The rapid change of technology within the telecommunications industry;
  The Company's ability to access capital markets in a timely manner, at reasonable costs and on satisfactory terms and conditions;
  The Reorganized Company is largely controlled by two parties;
  Potential for business combinations; and
  General economic conditions and the related impact on demand for the Company's services.

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

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this Quarterly Report.  All dollar amounts are in U.S. dollars.

BUSINESS OVERVIEW

ICG is a facilities-based, nationwide communications provider focused on providing data and voice services to Internet Service Providers ("ISP"s), telecommunication carriers and corporate customers.  Headquartered in Englewood, Colorado, ICG is a competitive local exchange carrier ("CLEC") certified in most states, having interconnection agreements with every major local exchange carrier. ICG's facilities support three primary product offerings:

Dial-Up Services

The Company provides primary rate interface ("PRI") ports (one and two way) and managed modem remote access services ("RAS") to many of the largest national ISPs and other telecommunications carriers, as well as to numerous regional ISPs and other communication service companies. Most of these services are provided through the Company's owned switch facilities. Currently, ICG's network footprint has the capability to provide Dial-Up service to over 75% of the nation's population. Before any reciprocal compensation revenues earned from these services, revenue from Dial-Up services accounted for 53% of the Company's total first quarter 2003 revenue. Associated reciprocal compensation revenue accounted for an additional 10% of the Company's total first quarter 2003 revenue. As of March 2003, the Company had approximately 839,000 ISP customer ports in service.

Point-to-Point Broadband Service

The Company provides dedicated bandwidth to connect (i) inter-exchange carriers to local markets, large corporations and other carrier facilities and (ii) large corporations to their inter-exchange carrier sites and other corporate locations. Such dedicated bandwidth sales are focused in areas where ICG maintains local fiber and buildings on its own network or in close proximity thereto. Point-to-Point Broadband service also includes switched access and SS7 services. Point-to-Point Broadband service accounted for 22% of the Company's total first quarter 2003 revenue.

Corporate Services

The Company offers Internet access, data and voice services to corporate customers, with an emphasis on Dedicated Internet Access ("DIA") and Internet Protocol ("IP") telephony services. ICG is well positioned to expand this service with its metropolitan and regional fiber and switching asset base and nation-wide data network infrastructure. Corporate Services accounted for 15% of the Company's total first quarter 2003 revenue. As of March 2003, Corporate Services' customers accounted for approximately 98,000 access lines.

Network

To provide its service offerings, ICG combines its approximately 5,700 route miles of metropolitan and regional fiber network infrastructure and its 46 voice and data switches with its nationwide fiber optic backbone, data points of presence, 23 asynchronous transfer mode ("ATM") switches, and numerous private and public Internet peering arrangements.  The design of the physical network permits the Company to offer flexible, high-speed telecommunications services to its customers.

The regional network infrastructure consists of fiber optic cables and associated advanced electronics and transmission equipment. The Company's network includes a centrally controlled, logical IP switch (i.e., "Soft Switch"), and is generally configured in redundant synchronous optical network ("SONET") rings to make the network accessible to the largest concentration of telecommunications intensive business customers within a given market. This network architecture also offers the advantage of uninterrupted service in the event of a fiber cut or equipment failure, thereby resulting in limited outages and increased network reliability in a cost efficient manner.

REORGANIZATION AND EMERGENCE FROM BANKRUPTCY

On November 14, 2000, (the "Petition Date"), ICG and its operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States District Court for the District of Delaware (the "Bankruptcy Court").  The filings were made in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.

On December 19, 2001, the Company filed a proposed Plan of Reorganization and a Disclosure Statement in the Bankruptcy Court. The Company subsequently filed a First Amended Plan and Disclosure Statement on March 1, 2002.  On March 26, 2002, the Company filed a Second Amended Plan and Disclosure Statement, which were amended on April 3, 2002.  The original Plan of Reorganization, the Disclosure Statement, the First Amended Plan and Disclosure Statement, and the Second Amended Plan and Disclosure Statement are collectively referred to herein as the "Original Plan."  On April 3, 2002, the Company submitted the Original Plan to the Company's creditors for approval. On May 21, 2002, the Bankruptcy Court entered an order confirming the Original Plan.

The Original Plan, however, did not become effective as a result of certain disagreements relating to exit financing between the Company and Cerberus Capital Management, L.P. (“Cerberus”).  After engaging in renegotiations with Cerberus, on July 25, 2002, the Company entered into an agreement with Cerberus that was embodied in a proposed modification to the original Plan of Reorganization.  The Original Plan, as modified, is referred to herein as the "Modified Plan."

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

The implementation of the Modified Plan resulted in, among other things, Restated Articles of Incorporation and By-laws, a new capital structure, the satisfaction or disposition of various types of claims against the Predecessor Company and the assumption or rejection of certain lease agreements and executory contracts. Further, on the Effective Date, the Company was authorized to issue 8,000,000 shares of new common stock to the Company’s pre-petition creditors. All of the Company’s Board members resigned as of the Effective Date and the new Board of Directors officially took control of the Company.

Pursuant to the Modified Plan, on October 10, 2002, the Company received new financing consisting of a $25 million senior subordinated term loan (the "Senior Subordinated Term Loan").  The Company's senior secured credit facility (the "Senior Facility") balance was then cancelled and replaced with new notes (the "Secured Notes").  Proceeds from the Senior Subordinated Tern Loan were utilized to pay down the balance of the Secured Notes to $59 million.

Under the terms of the Senior Subordinated Term Loan, subject to certain ownership percentage requirements, Cerberus is entitled to appoint two directors to the reorganized Company’s Board of Directors.  Pursuant to the Modified Plan, W. R. Huff Asset Management Co. L.L.P. ("Huff") is also entitled to appoint two directors.  Further, the Modified Plan authorized the appointment of the Company's Chief Executive Officer, Randall E. Curran, to serve as Chairman of the Company's Board of Directors until the first meeting of Stockholders.  According to the Company's Restated By-laws, certain corporate actions require the approval of a supermajority of the Board of Directors.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Financial Reporting by Entities in Reorganization under the Bankruptcy Code and Fresh Start Reporting

Between November 14, 2000, and October 10, 2002, ICG operated as a debtor-in-possession under the supervision of the Bankruptcy Court.  ICG's financial statements for reporting periods within that timeframe were prepared in accordance with the provisions of Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

In connection with its emergence from bankruptcy, the Company adopted Fresh Start ("Fresh Start") reporting in October 2002, in accordance with the requirements of SOP 90-7.  The application of SOP 90-7 resulted in the creation of a new reporting entity. Under Fresh Start reporting, the reorganization value of ICG was allocated to its assets and liabilities on a basis substantially consistent with purchase accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations."

As used in this Quarterly Report, "Predecessor Company" refers to the Company prior to its emergence from bankruptcy.  "Reorganized Company" refers to the Company after its emergence from bankruptcy.

Revenue Recognition and Accounts Receivable

Revenue for dedicated transport, data, Internet and the majority of switched services, exclusive of switched access, is generally billed in advance on a fixed rate basis and recognized over the period the services are provided.  Switched access revenue and inter-carrier compensation, including reciprocal compensation and carrier access, is generally billed on a transactional basis determined by customer usage.  The transactional elements of switched access services and inter-carrier compensation are billed in arrears and estimates are used to recognize revenue in the period that service is provided.  Fees billed in connection with customer installations and other up front charges are deferred and recognized as revenue ratably over the estimated average contract life.

In the past, the Company entered into indefeasible rights-of-use agreements ("IRUs"), pursuant to which the Company continues to lease its metropolitan fiber and other infrastructure to other telecommunications services providers.  If the requirements for sales-type lease accounting were met, the Company recognized revenue in the period that facilities became available for use by the customer.  If the requirements for sales-type lease accounting were not met, as was generally the case, the Company has recognized revenue ratably over the term of the agreement.  Revenue earned on the portion of IRUs attributable to the provision of maintenance services has been recognized ratably over the term of the agreement.

The Company records reciprocal compensation and carrier access revenue in accordance with regulatory authority approval and pursuant to interconnection agreements with incumbent local exchange carriers ("ILEC"s) and interexchange carriers ("IXC"s) for the origination, transport and/or termination of traffic originated by ILEC and IXC customers, including Internet traffic.  The Company recognizes revenue as the service is provided, except in those cases where historical experience indicates that the revenue would be under dispute and collection would be uncertain.

The Company recognizes revenue at the amount expected to be realized, which includes adjustments for billing accuracy and service performance.  Valuation allowances for uncollectible accounts receivable are established through a charge to selling, general and administrative expenses.  The Company assesses the adequacy of this reserve periodically, evaluating general factors such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of customers.  The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific valuation allowances based on the amount the Company expects to collect from these customers, as considered necessary.  If circumstances relating to specific customers change or economic conditions improve or worsen such that past collection experience and assessment of the economic environment are no longer relevant, the estimate of the recoverability of the Company's trade receivables may change.

Operating Costs and Accrued Liabilities

The Company leases certain network facilities, primarily circuits, from ILECs and CLECs to augment its owned infrastructure for which it is generally billed a fixed monthly fee.   The Company also uses the facilities of other carriers for which it is billed on a usage basis.  The Company issued a significant number of disconnect orders to ILECs and CLECs for leased circuits throughout 2001 and 2002 as a result of the Company's optimization of its network and associated operating cost structure, as well as the curtailment of the Company's expansions plans.  In addition, many of these providers changed the Company's billing account numbers ("BAN"s) in an attempt to segregate the Company's pre- and post-Chapter 11 petition billing activity.  Disconnected services were frequently not reflected on a timely basis by these facilities providers on the Company's invoices, resulting in inaccurate invoices and disputes, and the assignment of new BANs by these facilities providers frequently resulted in incorrect balances being carried forward on invoices.  The Company disputes invoices for usage billings when the call record detail is not adequate to support such charges.  As a result of these and other types of billing disputes, the Company is in settlement negotiations with certain providers.

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

Property and Equipment

The Company's property and equipment includes property and equipment in service, under construction or development, and held for sale.

Property and equipment in service is stated at historical cost, reduced by provisions to recognize impairment in value, as required.  Costs associated directly with network construction, service installations and development of business support systems, including employee related costs, and interest expense incurred during the construction period, are capitalized.  Depreciation is calculated on a straight-line basis over the assets' estimated useful lives, which are determined based on historical usage with consideration given to technological changes, trends in the industry and other economic factors that could impact the network architecture and asset utilization.  Assets held for sale are stated at the estimated proceeds from the sale, less costs to sell.

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

The Company provides for the impairment of long-lived assets pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss is recognized when the asset's carrying value exceeds the estimated undiscounted future cash flows from the asset, excluding interest.  Measurement of the impairment loss is then based on the estimated fair value of the asset.  Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the impaired long-lived assets.

Pursuant to the adoption of Fresh Start in October 2002, the Company wrote down the value of its property and equipment by $392 million, and the balance of the accumulated depreciation by $126 million.  The total Fresh Start value of the long-lived assets was generally allocated on a pro rata basis to the individual asset categories based on asset appraisals obtained in November 2001 and March 2002.  The adjusted property and equipment values are being depreciated over the remaining useful lives of the assets.

LIQUIDITY AND CAPITAL RESOURCES

Funding Requirements

At March 31, 2003, the Company had cash, cash equivalents and restricted cash totaling $89 million, which is comprised of the following: (i) cash and cash equivalents of $38 million; (ii) restricted cash – current of $18 million, which represents the amount the Company expects will be available for current operations in the next twelve months; and (iii) restricted cash – non-current of $33 million.

The Company expects to pay approximately $7 million in the next twelve months to certain holders of pre-petition claims, professional services providers, and other parties for matters relating to the Company's bankruptcy proceedings.

The Company anticipates that it will need additional financing in 2005 and 2006 in order to refinance the Secured Notes and the Senior Subordinated Term Loan, respectively. Such refinancing, however, is contingent upon market conditions and the Company's results of operations, and is therefore not assured.

Capital Commitments

Capital Expenditures

Capital expenditures, exclusive of amounts required to sustain network functionality, will be driven primarily by customer demand for the Company's services.  If customer demand for new services does not meet management's expectations, capital expenditures will be proportionally reduced.

Assessment of Risks and Uncertainties

The Company is subject to a number of significant risks. The telecommunications industry contains many inherent risks, and the Company faces risks specific to its own operations.  These risks include, but are not limited to the following:

Customer concentration and the Company's ability to retain its major customers on profitable terms

A significant amount of the Company's revenue is derived from long-term contracts with certain large customers.  In the first quarter of 2003, four customers individually represented more than 5% of ICG's total revenue: Qwest Communications Corporation (together with its affiliated entities, "Qwest"), various subsidiaries of WorldCom, Inc., altogether, "WorldCom"), and two large national ISPs.  Revenue from Qwest accounted for 30% of total revenue for the three months ended March 31, 2003.  Revenue from these top four customers in the first quarter of 2003 accounted for 57% of ICG's total revenue.

In general, upon the contractual expiration of the Company's agreements with its customers, there can be no assurance that customers will elect to continue such agreements; in fact, they may elect to disconnect services.  In addition, certain material customer agreements do not require the customer to maintain minimum commitments at their current levels.  There can be no assurance that such customers will continue to purchase the same amount of services from ICG.

During 2002, a number of the Company's customers filed for bankruptcy protection.  Under the Bankruptcy Code, customers who file for bankruptcy protection may choose to affirm or reject their pre-petition contracts with the Company.  If they choose to reject those contracts, ICG's recourse is to pursue an unsecured claim in the customer's bankruptcy proceeding for damages associated with rejection of the contract.  The ultimate amount and nature of recovery on such claims is highly uncertain and specific to each proceeding.  WorldCom filed for bankruptcy protection on July 21, 2002.  Since WorldCom's bankruptcy filing, ICG has continued to provide service to WorldCom.  The WorldCom entities accounted for approximately 12% of the Company's revenue in the first quarter of 2003.

ICG and MCI WorldCom Network Services, Inc., have reached agreement with regard to the renegotiation and assumption of MCI WorldCom Network Services, Inc.'s pre-petition contract.  The assumption is subject to approval by WorldCom's bankruptcy court.     If approved, WorldCom's minimum commitment to ICG will decrease by approximately $1.2 million per month in April 2003 through March 2004, and increase by approximately $0.8 million per month in April 2004 through September 2004.  In addition, the settlement agreement calls for MCI WorldCom Network Services, Inc. to pay ICG, within two business days of WorldCom's bankruptcy court approval, approximately $1.5 million relating to revenue that has not yet been recorded by ICG.  As of March 31, 2003, the Company had $3.5 million in net trade receivables due from WorldCom.

As of March 31, 2003, customers who have filed for bankruptcy protection, including WorldCom, represented approximately 13% of the Company's monthly revenue.  Given the depressed state of the national economy and the telecommunications sector in particular, there can be no assurance that the Company will not lose significant recurring revenue due to customer bankruptcies.

In addition, certain other customers have approached ICG about possibly settling or restructuring future rates and/or levels of service provided under their service contracts.  If the Company agrees to settle or restructure the future provisions of any significant customer contracts, ICG's results of operations and financial condition could be materially affected. At this time, the Company cannot predict the possible outcome of such negotiations.

While management continues to evaluate and plan for the expiration of certain contracts with large customers and the replacement of monthly recurring revenue from customers currently involved in bankruptcy proceedings, the unexpected loss of any one or more of these customers, particularly Qwest, could have a significant impact on the Company's operating results.

The Company's ability to collect reciprocal compensation

Reciprocal compensation rates are negotiated elements of inter-carrier compensation established pursuant to interconnection agreements between the parties.  The Company has executed interconnection agreements with all regional bell operating companies ("RBOC"s) and most other ILECs and, while the initial terms of some of those agreements have expired or are soon expiring, the Company is in the process of renegotiating and extending the terms of the interconnection agreements.  The interconnection agreements currently in effect with three of the major RBOCs expire in June 2003, October 2003, and June 2004, respectively.

In most states in which the Company provides services, regulatory agencies have established lower traffic termination rates than the negotiated rates provided for in the Company's interconnection agreements.  As a result, future reciprocal compensation rates will likely be lower than the rates under the expiring interconnection agreements.

Reciprocal compensation revenue is discussed in more detail under "Results of Operations."

The Company's ability to sustain positive operating income and net income

Prior to filing for bankruptcy, the Company incurred substantial net losses and negative cash flows from operating activities. Since the third quarter of 2002, however, the Company has experienced positive operating income.  Further, the Company achieved positive net income in the first quarter of 2003.  Nevertheless, there can be no assurance that the Company will continue to experience positive operating income or net income.

The Company's ability to successfully maintain commercial relationships with its critical suppliers

The Company relies in part on other telecommunications service providers to provide data communications capacity via leased telecommunications lines. If its suppliers are unable or unwilling to provide or expand their current levels of service to the Company in the future, or are unable to provide these services in a timely manner, ICG's operations could be materially affected. Although leased telecommunications lines are available from several alternative suppliers, there can be no assurance that ICG could obtain substitute services from other providers at reasonable prices or in a timely fashion. ICG is also subject to risks relating to potential disruptions in its suppliers' services, and there is no assurance that such interruptions will not occur. Service interruptions could produce substantial customer dissatisfaction and possibly cause the Company to fail to meet its minimum network performance commitments, which could adversely affect the Company's results of operations and financial condition.

The Company's ability to manage expansion of its service offerings and its network and infrastructure

The Company plans to introduce new communications services, expand service in its existing markets, and possibly expand service offerings into new markets.  Such projects of a significant nature entail various operational and financial risks, including the following:

  Obtaining any required governmental permits and rights-of-way;
  Implementing interconnection agreements with ILECs and addressing other regulatory matters;
  Designing, acquiring and installing transmission, switching and data facilities;
  Attracting new customers and selling new services to existing customers;
  Training and managing the Company's employee base; and
  Accurately predicting and managing the cost and timing of associated capital expenditure programs.

In the event the Company is unable to successfully manage and implement such projects, the Company's business, results of operations and financial condition could be adversely affected in a material manner.

The Secured Notes and Senior Subordinated Term Loan contain certain covenants that restrict the Company's financial and operational flexibility

Under the terms of the Secured Notes and Senior Subordinated Term Loan, the Company is required to adhere to a number of affirmative, negative and financial covenants, including among other things, covenants which require it to (i) maintain a minimum cash balance ("Minimum Cash Balance"); (ii) maintain a minimum level of EBITDA performance ("Minimum EBITDA"); and (iii) limit capital expenditures ("Maximum Capital Expenditures").

Specifically, the financial covenants in the Secured Notes and the Senior Subordinated Term Loan require the Company to maintain the following Minimum EBITDA amounts as of the end of each fiscal quarter as set forth below (in thousands of dollars):

Fiscal Quarter Ending:	Minimum EBITDA (1) (2)

June 30, 2003	67,251
September 30, 2003	70,649
December 31, 2003	74,046
March 31, 2004	79,586
June 30, 2004	85,248
September 30, 2004	91,269
December 31, 2004	97,111
March 31, 2005	109,708
June 30, 2005	120,660

(1)           EBITDA is defined in the Secured Notes and Senior Subordinated Term Loan as consolidated net income (or net loss) plus income and franchise tax expenses, interest expense, amortization expense, depreciation expense, other non-cash charges, and any non-recurring extraordinary losses less interest income and any non-recurring extraordinary gains.

(2)           Minimum EBITDA amount is calculated as the total consolidated EBITDA of the Company for each of the preceding four fiscal quarterly periods (i.e. a trailing four-quarter calculation).

The Minimum Cash Balance financial covenant in the Secured Notes requires the Company to maintain cash balances on deposit in collateral accounts equal to 75% of the outstanding balance of the Secured Notes until July 25, 2003, and an amount equal to 50% of the outstanding balance of the Secured Notes throughout the remainder of the term of the Secured Notes.

The financial covenants in the Secured Notes and the Senior Subordinated Term Loan relating to capital expenditures limit the Company’s capital expenditures as set forth below (in thousands of dollars):

Fiscal Quarter Ending:	Maximum Capital Expenditures (3)

June 30, 2003	85,477
September 30, 2003	72,948
December 31, 2003	78,777
March 31, 2004	82,755
June 30, 2004	86,729
September 30, 2004	90,704
December 31, 2004	86,678
March 31, 2005	93,123
June 30, 2005	99,564

(3)           Maximum Capital Expenditures are calculated as the total consolidated capital expenditures, as defined in the agreements, of the Company for each of the preceding four fiscal quarterly periods (i.e. a trailing four-quarter calculation).

In addition, the Secured Notes and the Senior Subordinated Term Loan contain other restrictive provisions or covenants that limit, and in some circumstances prohibit, the Company's ability to:

  Incur additional debt;
  Engage in mergers and acquisitions;
  Pay dividends, make investments or other restricted payments;
  Create liens;
  Sell assets; and
  Raise additional capital.

These provisions and covenants limit the Company's future financial and operating flexibility. In addition, if the Company is unable to maintain compliance with the covenants in the Secured Notes and the Senior Subordinated Term Loan, the lenders may accelerate repayment of amounts owed under these credit agreements.  Furthermore, the Secured Notes and the Senior Subordinated Term Loan contain cross-default provisions under which the Company is deemed to be in default under such credit agreements if it is in default under any of the Company's other material outstanding obligations.

Based on internal Company projections, the Company believes that it will remain in compliance with the financial covenants in the Secured Notes and the Senior Subordinated Term Loan until at least the fourth quarter of 2004.  To the extent that these future operating results are realized, the Company would need to request a modification or waiver with respect to the Minimum EBITDA covenant at that time.  However, management anticipates that the Company's business provides sufficient flexibility so as to enable the Company to remain in compliance with the financial covenants (i.e. improved sales and revenue performance, reduced costs, etc.).

The Company's financial projections, which are inherently uncertain, are based on the good faith assumptions of management regarding estimates of future revenues and operating results as well as estimates of the ultimate resolution of contingencies.  Actual results could be materially different from these projections, which in turn could impact at any time the Company's ability to maintain compliance with the financial covenants.

If the Company’s revenue growth is not sufficient to comply with the Minimum EBITDA covenant described above, the Company would have to consider cost-cutting and other measures to enhance liquidity in order to meet the covenants.  These measures could include reductions in headcount, reductions in discretionary expenditures, or shutting down less profitable operations.  The Company has already implemented tight controls over expense and capital spending, and in May 2003 initiated a reduction in its workforce of approximately 25%.  The Company expects to complete the reduction in workforce by June 2003.

Although the Company believes that it will be able to manage its business as described above so as to remain in compliance with the financial covenants, other factors, including those further described in this Risk Factors section, could cause the Company to fail to meet its covenant requirements.   In the event of non-compliance, absent the Company’s ability to obtain a modification or waiver of non-compliance from the secured lenders, or secure additional capital or alternative financing, the secured lenders could declare a default requiring the Company to accelerate repayment.

Changes in, or the Company's inability to comply with, existing government regulations

Communication services are subject to significant regulation at the federal, state and local levels.  Assumptions inherent in ICG's business plan are consistent with both existing, as well as recently enacted regulatory changes.  Adverse changes to the regulatory environment, such as the following, could negatively impact the Company:

  Delays in receiving required regulatory approvals or the imposition of onerous conditions for these approvals;
  Difficulties in completing and obtaining regulatory approval of interconnection agreements, which provide for the interconnection of ICG's networks with existing local telephone companies' networks;
  Enactment of new, adverse legislation or regulatory requirements or changes in the interpretation of existing laws or regulations; and
  Enactment of new, adverse legislation that increases the Company's tax burden or the tax burden of the Company's customers.

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

The performance of the Company's network

Many of the Company's material service contracts require the Company to meet certain minimum performance standards.  In the event the Company fails to meet these minimum performance levels, the Company may be required to issue credits and the customers may, in certain circumstances, have the ability to terminate their contracts and pursue other civil remedies.  Although the Company's network has been designed in such a manner so as to mitigate the impact of network outages, there can be no guarantee that such a network failure will not occur.  In the event of a network outage, the Company could fail to meet these performance standards and its revenue could be impacted accordingly.

Additionally, while the Company has installed what it believes are adequate protections to guard against unauthorized use of its network by third parties, these safeguards are not infallible and it is possible that the integrity of the network could be compromised to the detriment of the Company and its customers.

The rapid change of technology within the telecommunications industry

ICG believes its telecommunications infrastructure enables the Company to provide superior service and reliability to its customers.  Nevertheless, the Company continuously evaluates emerging technologies in light of its planned service offerings and the demands of its customer base in order to maintain the Company's competitive positioning within the industry (i.e. functionality, operating cost structure, etc.).

Integrating new technologies into the Company's network, if necessary, may prove to be difficult and expensive and technological upgrades to the Company's network may not become available in a timely fashion at a reasonable cost, or at all.  Furthermore, the development and introduction of new technologies by competitors may reduce the cost of services similar to those the Company provides and/or could give rise to new competition not currently anticipated.  If the Company's network infrastructure becomes obsolete and the Company is unable to maintain its competitive positioning, ICG's business, results of operations and financial condition will be adversely affected in a material manner.

Moreover, the Company relies on critical vendors to support the existing technology deployed in the Company's network.  While the Company's vendors are committed to supporting such critical Company infrastructure for the near term, such support will not necessarily be available indefinitely.  In such circumstances, the Company would either need to develop alternative methods of support or replace existing technology, neither of which may be feasible.

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

If ICG does not have sufficient funding for its growth or contractual cash commitments, it may be required to delay or abandon certain development plans or seek additional capital earlier than anticipated. The Company cannot provide any assurance that additional financing arrangements will be available to it on acceptable terms, or at all. Moreover, ICG's outstanding indebtedness may adversely affect its ability to engage in additional financings. If adequate funds are not available, ICG's business, results of operations and financial condition could be adversely affected in a material manner.

The Reorganized Company is largely controlled by two parties

Currently, Huff and Cerberus control approximately 22% and 16%, respectively, of the voting securities of the Reorganized Company.  In addition, pursuant to the Modified Plan and the Company's Restated By-laws, the Company's Board of Directors is comprised of five directors, with Huff and Cerberus each having the right to appoint two directors.  Further, a super-majority vote of the existing Board of Directors is required to appoint an additional director.

Additionally, the non-Huff and non-Cerberus shareholders currently do not have the authority to amend the Restated By-laws as they relate to the control of the Board of Directors by Huff and Cerberus.  The non-Huff and non-Cerberus shareholders will have the authority to replace one of the Huff nominees only when Huff beneficially owns less than 5% of the common stock of the Reorganized Company (before management options).  The second Huff nominee can be replaced if Huff holds less than 1% (before management options) of the common stock of the Reorganized Company.  Similarly, the non-Huff and non-Cerberus shareholders will have the authority to replace one of the Cerberus nominees only when Cerberus beneficially owns less than 5% of the common stock of the Reorganized Company (before management options) and Cerberus no longer owns any portion of the Senior Subordinated Term Loan.  The second Cerberus nominee can be replaced if Cerberus no longer owns any of the Senior Subordinated Term Loan and holds less than 1% (before management options) of the common stock of the Reorganized Company.

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

Potential for business combinations

The Company continuously evaluates the feasibility and possible strategic benefits of potential business combinations and other transactions that would extend its geographic markets, expand its services, or enlarge the capacity of the Company's networks. Notwithstanding the required consent from its secured lenders under the Senior Notes and the Senior Subordinated Term Loan in order to consummate such a transaction, any material transaction that the Company would undertake could result in an increase in the Company's indebtedness or the issuance of additional common stock or both, or a change of control. There can be no assurance that the Company will enter into any such transaction or, if it does, on what terms.

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

The telecommunications industry is extremely competitive, particularly with regard to pricing for services and service levels.  Many of the Company's existing and potential competitors have significantly greater resources than ICG.  Competitors may also have more established brand names and larger customer bases to better promote their services.

Further, the immense capital investments made in the telecommunications industry have created an oversupply of network infrastructure.  Combined with this oversupply, rapid technological advancements and intense competition have resulted in significant pricing pressure in each of the Company's main service areas.  While the Company believes that overall its pricing is competitive, it cannot predict what impact such oversupply of network infrastructure will have on future operating results.  There can be no assurance that sufficient demand will exist for the Company's services, that prices will not continue to decline, or that the Company can successfully compete in its selected markets.

Moreover, the financial difficulties experienced by the telecommunications industry diminish the Company's ability to obtain additional capital and may adversely affect the willingness of potential customers to move their telecommunications services to an emerging provider such as ICG.

Historical Cash Activities

Due to the adoption of Fresh Start reporting in October 2002, the Reorganized Company's post-Fresh Start statement of cash flows has not been prepared on a consistent basis with, and is therefore generally not comparable to, that of the Predecessor Company prior to the application of Fresh Start.  In accordance with SOP 90-7, the Reorganized Company's statement of cash flows has been presented separately from that of the Predecessor Company.

Net Cash Provided (Used) By Operating Activities

The Reorganized Company's operating activities before reorganization items provided $12 million of cash in the three months ended March 31, 2003.  Operating activities before reorganization items consisted of net income of $2 million and net non-cash charges of $12 million, offset by net cash used by working capital of $2 million.  Reorganization items, consisting of the change in post-petition restructuring accruals, used $9 million of cash.

The Predecessor Company's operating activities before reorganization items used $20 million of cash in the three months ended March 31, 2002.  Operating activities before reorganization items consisted of a net loss before reorganization items of $8 million and net cash used by working capital of $35 million, offset by net non-cash charges of $23 million. Reorganization items used $11 million of cash, which consisted primarily of net reorganization expense of $23 million and gain on disposal of long-lived assets of $3 million, offset by the change in liabilities subject to compromise of $15 million.

Net Cash Used By Investing Activities

The Reorganized Company's investing activities used $14 million of cash in the three months ended March 31, 2003, which was comprised primarily of capital expenditures for network infrastructure upgrades, enhancements to back office systems and labor costs associated with the installation of new services.

The Predecessor Company's investing activities used $17 million of cash in the three months ended March 31, 2002.  Net cash used by investing activities was comprised primarily of the purchase of short-term investments of $11 million, capital expenditures of $8 million, the change in current assets and liabilities for the acquisition of property and equipment, proceeds from the disposition of property, equipment and other assets, and fluctuations in restricted cash and long-term deposit balances.

Net Cash Used By Financing Activities

The Reorganized Company's financing activities used $2 million of cash in the three months ended March 31, 2003, which was comprised primarily of principal payments on long-term debt and capital lease obligations.

The Predecessor Company's financing activities used $1 million of cash in the three months ended March 31, 2002, which was comprised primarily of principal payments on capital lease obligations.

Supplemental Disclosure of Non-cash Investing and Financing Activities

The Company's property and equipment and asset retirement obligations each increased by $3 million in the three months ended March 31, 2003, as a result of the Company's adoption of the provisions of SFAS 143 on January 1, 2003.  In addition, the Company renegotiated the contractual terms of a capital lease effective January 1, 2003, which resulted in a $3 million decrease in property and equipment and a corresponding decrease in capital lease obligations.

RESULTS OF OPERATIONS

Due to the adoption of Fresh Start reporting in October 2002, the Reorganized Company's post-Fresh Start statement of operations has not been prepared on a consistent basis with, and is therefore generally not comparable to, that of the Predecessor Company prior to the application of Fresh Start.  In accordance with SOP 90-7, the Reorganized Company's statement of operations has been presented separately from that of the Predecessor Company.  However, the Reorganized Company's revenue (except as noted below), operating costs, and selling, general and administrative expenses were not affected by the adoption of Fresh Start reporting, and are therefore comparable to those of the Predecessor Company.

	Statement of Operations Data (unaudited)

	Predecessor Company		Reorganized Company

	Three months ended March 31,

	2002		2003

	$	%	$	%

	($ values in thousands)
Revenue(1)	112,171	100	100,227	100
Operating costs	67,378	60	61,738	62
Selling, general and administrative	27,602	25	20,307	20
	Statistical Data

	Predecessor Company			Reorganized Company

	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003

Full time employees	1,342	1,138	1,147	1,146	1,150
Access lines in service, in thousands(2)	807	834	870	903	937
Buildings connected:
On-net	911	912	909	909	908
Hybrid(3)	5,189	4,748	4,413	4,262	4,121

Total buildings connected	6,100	5,660	5,322	5,171	5,029
Operational switches:
Circuit	47	46	46	47	46
ATM	25	26	26	24	23

Total operational switches	72	72	72	71	69
Operational regional fiber route miles(4)	5,542	5,542	5,704	5,726	5,731
Operational regional fiber strand miles(5)	165,847	165,927	166,228	172,574	180,494
Collocations with ILECs	160	158	158	162	145

(1)           Revenue for the Reorganized Company is comparable to the revenue for the Predecessor Company, except with respect to revenue recognition of certain deferred revenue.  Due to the write down of the deferred revenue balance in connection with the application of Fresh Start reporting, revenue was reduced by $1 million per quarter.

(2)           Access lines in service include only provisioned lines generating revenue.

(3)           Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities.

(4)           Regional fiber route miles refers to the number of miles of fiber optic cable, including leased fiber.  As of March 31, 2003, the Company had 5,731 regional fiber route miles, 3,723 of which were leased.

(5)           Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path.  As of March 31, 2003, the Company had 180,494 regional fiber strand miles, 44,158 of which were leased.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenue
	Predecessor Company		Reorganized Company

	Three Months Ended March 31,

	2002		2003

	$	%	$	%

	($ values in thousands)

Dial-Up	44,222	39	53,243	53
Point-to-Point Broadband	29,961	27	22,337	22
Corporate Services	20,241	18	14,724	15
Reciprocal Compensation	17,747	16	9,923	10

Total Revenue	112,171	100	100,227	100

Total revenue decreased $12 million, or 11%, for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.  The decrease was due primarily to an $8 million decrease in Point-to-Point Broadband revenue, a $5 million decrease in Corporate Services revenue, and an $8 million decrease in reciprocal compensation revenue, offset by a $9 million increase in Dial-Up revenue.

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

Dial-Up revenue increased 20% from $44 million in the first quarter of 2002 to $53 million in the first quarter of 2003.  For the first quarter of 2003 as compared to the first quarter of 2002, monthly recurring revenue increased 33% due to a 24% increase in the average billed line count and a 7% increase in the average monthly revenue per line.  Dial-Up revenue's contribution to total revenue rose from 39% in the first quarter of 2002 to 53% in the first quarter of 2003.

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

Point-to-Point Broadband revenue decreased 25% from $30 million in the first quarter of 2002 to $22 million in the first quarter of 2003.  The decrease in Point-to-Point Broadband revenue was comprised of decreases in special access, switched access and SS7 revenues of 22%, 32% and 64%, respectively.  Special access, switched access and SS7 revenue represented 90%, 6% and 4%, respectively of total Point-to-Point Broadband revenue in the first quarter of 2003.  Special access revenue decreased primarily due to churn related to IXC customers reducing network capacity and a loss of end-users as a result of the economic downturn.  Switched access and SS7 revenues decreased primarily due to the loss of customers.  Point-to-Point Broadband revenue's contribution to total revenue declined from 27% in the first quarter of 2002 to 22% in the first quarter of 2003.

Corporate Services

Corporate Services revenue includes: (i) local enhanced telephony ("Voice"); (ii) dedicated internet access ("DIA") provided to businesses over ICG's major metropolitan fiber optic networks or lines leased from the ILECs; and (iii) other business services.  Other business services include carrier access billing service ("CABS"), which is generated from the origination & termination of switched access traffic.

Corporate Services revenue decreased 27% from $20 million in the first quarter of 2002 to $15 million in the first quarter of 2003.  Recurring voice revenue decreased $4 million, or 29%, due primarily to a 19% decrease in the average billed line count, which was primarily due to customer churn, and a 13% decrease in the average monthly revenue per line.  Corporate Services revenue's contribution to total revenue declined from 18% in the first quarter of 2002 to 15% in the first quarter of 2003.

Reciprocal compensation

Reciprocal compensation revenue is primarily earned pursuant to interconnection agreements with ILECs for the transport and termination of calls originated by ILEC customers, including Internet bound calls.

Reciprocal compensation revenue decreased 44% from $18 million in the first quarter of 2002 to $10 million in the first quarter of 2003.  Reciprocal compensation's contribution to total revenue decreased from 16% in the first quarter of 2002 to 10% in the first quarter of 2003.  Reciprocal compensation revenue in the first quarter of 2002 included $5 million from a customer settlement.  Excluding this settlement, reciprocal compensation revenue would have decreased 22%, primarily due to contractual and regulated rate reductions.  The Company anticipates that reciprocal compensation revenue will continue to decline in the future based on future negotiated and regulated rate reductions and the expiration of agreements currently in effect between ICG and the major ILECs.

Operating costs

Total operating costs decreased 8% from $67 million in the first quarter of 2002 to $62 million in the first quarter of 2003.  As a percentage of revenue, operating costs increased from 60% in the first quarter of 2002 to 62% in the first quarter of 2003.  Operating costs consist primarily of payments to ILECs, other CLECs, and long distance carriers for the use of network facilities to support local, special, switched access services, and long distance services as well as internal network operating costs, right of way fees and other operating costs.  Internal network operating costs include the cost of engineering and operations personnel dedicated to the operations and maintenance of the network.  Operating costs decreased primarily due to a 16% reduction in average headcount for the first quarter of 2003, as compared to the first quarter of 2002, offset by a 2% increase in external line costs due primarily to the Company's network footprint expansion through leased facilities.

In May 2003, the Company initiated a reduction in its workforce of approximately 25%.  The Company expects to complete the reduction in workforce by June 2003.

Selling, general and administrative expenses ("SG&A")

SG&A expenses decreased 26% from $28 million in the first quarter of 2002 to $20 million in the first quarter of 2003.  SG&A expenses represented 25% and 20% of revenue in the first quarter of 2002 and 2003, respectively.  SG&A expenses decreased primarily due to the 16% reduction in average headcount for the first quarter of 2003, as compared to the first quarter of 2002.  In addition, first quarter 2002 SG&A expenses included a Company-wide employee bonus accrual.  No such accrual was made in the first quarter of 2003.  Also, first quarter 2002 SG&A expenses included $2.4 million of provision for doubtful accounts; however, no provision for doubtful accounts was deemed necessary in the first quarter of 2003, and was therefore not recorded.

In May 2003, the Company initiated a reduction in its workforce of approximately 25%.  The Company expects to complete the reduction in workforce by June 2003.

Depreciation and amortization

The Reorganized Company's depreciation and amortization expense was $10 million in the first quarter of 2003.  The average remaining useful life of property and equipment in service is approximately 6 years.

The Predecessor Company's depreciation and amortization expense was $20 million in the first quarter of 2002.  Pursuant to the adoption of Fresh Start in October 2002, the Company wrote down the book value of its property and equipment by $392 million, and the $126 million balance of the accumulated depreciation to zero.  The total Fresh Start value of the long-lived assets was allocated pro rata to the individual asset categories based on recent asset appraisals.  The adjusted property and equipment values are being depreciated over the remaining useful lives of the assets.

Other operating expense (income), net

Other operating expense (income), net, includes net gain on disposal of long-lived assets in the first quarter of 2002 and 2003, as well as SFAS 143 accretion expense in the first quarter of 2003.

Interest expense

The Reorganized Company incurred $6 million in interest expense in the first quarter of 2003, primarily on the Secured Notes, the Senior Subordinated Term Loan, other debt and capital leases.  Interest expense includes $0.6 million of non-cash amortization of deferred financing costs and debt discount, as well as $1.0 million of non-cash accreted interest that is included in capital lease obligations.

The Predecessor Company incurred $6 million in interest expense in the first quarter of 2002, primarily on the Senior Facility, which was refinanced on the Effective Date, and capital leases. Interest expense included $0.2 million of non-cash amortization of deferred financing costs, as well as $1.2 million of non-cash accreted interest that is included in capital lease obligations.  Contractual interest expense of $63 million was not recorded for the three months ended March 31, 2002, due to the Company's bankruptcy proceedings.

Interest income

The Reorganized Company's interest income of $0.2 million in the first quarter of 2003 is included in Interest Income in the consolidated statement of operations.

The Predecessor Company's interest income of $0.6 million in the first quarter of 2002 was considered earned as a result of the bankruptcy filing, and was therefore classified as a reorganization item, in accordance with the requirements of SOP 90-7.

Reorganization expense, net

The Predecessor Company recorded net reorganization expense of $23 million in the first quarter of 2002.  Reorganization items consisted of income and expenses associated with the bankruptcy proceedings that were not directly attributable to the ongoing operations of the Company.  The reorganization items consisted primarily of $22 million in contract termination expenses, $4 million in legal and professional fees, offset by a $3 million gain on disposal of long-lived assets.

NEW ACCOUNTING STANDARDS

Effective January 1, 2003, ICG adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period in which it is incurred, with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the useful life of the related asset. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The adoption of SFAS 143 resulted in the establishment of asset retirement obligations of $2.5 million, which are included in other long-term liabilities in the accompanying balance sheet, and an increase to net property and equipment of $2.5 million.  Accretion expense of $0.1 million for the three months ended March 31, 2003, is included in other operating expense (income), net, in the accompanying statement of operations.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. As of the Effective Date, the Company's primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Secured Notes outstanding principal balance.   The weighted average interest rate applicable to the Secured Notes outstanding principal balance at March 31, 2003, was 7.8%.  A hypothetical change in annual interest rate of 1% per annum applied to the Secured Notes outstanding principal balance on March 31, 2003, would result in additional interest expense of $0.6 million.

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

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On November 14, 2000, the Company and most of its subsidiaries filed voluntary petitions for protection under the Bankruptcy Code in the Delaware Bankruptcy Court (Joint Case Number 00-4238 (PJW)). The bankruptcy petition was filed in order to preserve cash and give the Company the opportunity to restructure its debt. The Company's Modified Plan was confirmed and became effective on October 10, 2002.  The Bankruptcy Court continues to retain exclusive jurisdiction over all matters arising out of and related to the Company's bankruptcy case, including, but not limited to, the resolution and disposition of pre-petition and administrative claims.  The Company expects that these claims will be resolved not later than 2004, and that the Bankruptcy Court will enter a final decree shortly thereafter closing the Chapter 11 case.

The Company is a party to certain other litigation that has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse impact on the Company's financial condition or results of operations. The Company is not involved in any administrative or judicial proceedings relative to an environmental matter.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                        (A)      EXHIBITS

                                    99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        (B)      REPORTS ON FORM 8-K

                                    The registrant did not file any reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2003.

ICG COMMUNICATIONS, INC.

Date: May 14, 2003	/s/ Richard E. Fish, Jr.

Richard E. Fish, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2003	/s/ John V. Colgan

John V. Colgan Senior Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Randall E. Curran, certify that:

1)        I have reviewed this Quarterly Report on Form 10-K of ICG Communications, Inc.;

2)        Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3)        Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4)        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5)        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)        The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Randall E. Curran

Randall E. Curran Chief Executive Officer

CERTIFICATIONS (continued)

I, Richard E. Fish, certify that:

1)        I have reviewed this Quarterly Report on Form 10-K of ICG Communications, Inc.;

2)        Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3)        Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4)        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5)        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)        The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Richard E. Fish, Jr.

Richard E. Fish, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ICG Communications, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall Curran, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)         The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)         The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 14, 2003	/s/ Randall E. Curran

Randall E. Curran Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ICG Communications, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard E. Fish, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)          The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)         The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 14, 2003	/s/ Richard E. Fish, Jr.

Richard E. Fish, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)