Form 10-Q
period 2003-06-30
ICG COMMUNICATIONS INC /DE/
filed 2003-08-14
CIK 1013240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
Yes [   ]   No[ X ]

As of August 7, 2003, 8,000,000 shares of ICG Communications, Inc. common stock were outstanding, of which 5,972,576 have been distributed to stockholders.

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ]   No [   ]

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Reorganized Company)
(Unaudited)

	December 31, 2002	June 30, 2003

	(in thousands)
Assets

Current assets:
Cash and cash equivalents	$50,729	$24,941
Restricted cash, current	16,645	18,281
Trade receivables, net of allowance of $9.0 million and $6.6 million at December 31, 2002 and June 30, 2003, respectively	26,667	29,086
Other receivables, net of allowance of $4.4 million	1,946	1,473
Prepaid expenses and deposits	5,656	6,579

Total current assets	101,643	80,360

Property and equipment, net (note 4)	231,238	221,865

Restricted cash, non-current	34,393	32,173
Deposits	7,076	7,320
Deferred financing costs, net of accumulated amortization of $0.3 million and $0.8 million at December 31, 2002 and June 30, 2003, respectively	3,096	2,556
Other assets	12	-

Total Assets	$377,458	$344,274

(continued)

See accompanying notes to condensed consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Reorganized Company), Continued
(Unaudited)

	December 31, 2002	June 30, 2003

	(in thousands)
Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$8,921	$3,202
Accrued liabilities	38,905	41,001
Restructuring accruals (note 6)	16,734	5,367
Secured Notes and other long-term debt, current portion	12,973	16,140
Capital lease obligations, current portion (note 5)	5,642	794
Deferred revenue, current portion	12,977	12,865

Total current liabilities	96,152	79,369

Long-term liabilities:
Secured Notes	55,359	50,908
Capital lease obligations (note 5)	90,943	79,953
Senior Subordinated Term Loan, net of $4.9 million and $4.3 million of debt discount at December 31, 2002 and June 30, 2003, respectively	20,056	20,746
Other debt	16,660	15,103
Deferred revenue	16,525	13,637
Other long-term liabilities (note 8)	650	3,670

Total liabilities	296,345	263,386

Commitments and contingencies (note 6)

Stockholders' equity:
Reorganized Company preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Reorganized Company common stock, $0.01 par value, 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	80	80
Additional paid-in capital	82,509	82,509
Accumulated deficit	(1,476)	(1,701)

Total stockholders' equity	81,113	80,888

Total liabilities and stockholders' equity	$377,458	$344,274

See accompanying notes to condensed consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Predecessor Company	Reorganized Company	Predecessor Company	Reorganized Company

	Three months ended June 30,		Six months ended June 30,

	2002	2003	2002	2003

	(in thousands, except per share data)

Revenue	$102,780	$97,585	$214,951	$197,812

Operating costs and expenses:
Operating costs	60,912	60,788	128,290	122,526
Selling, general and administrative expenses	23,960	24,458	51,562	44,765
Depreciation and amortization	25,311	10,279	44,937	20,150
Other income, net	535	4	529	17

Total operating costs and expenses	110,718	95,529	225,318	187,458

Operating income (loss)	(7,938)	2,056	(10,367)	10,354

Other income (expense):
Interest expense (note 3)	(4,599)	(6,513)	(10,303)	(12,768)
Interest income (note 3)	-	226	-	457
Reorganization expense, net (note 3)	(5,441)	-	(28,732)	-
Other income (expense), net	(57)	1,711	83	1,732

Total other expense, net	(10,097)	(4,576)	(38,952)	(10,579)

Net loss	$(18,035)	$(2,520)	$(49,319)	$(225)

Net loss per share:
Basic	$(0.33)	$(0.32)	$(0.91)	$(0.03)

Diluted	$(0.33)	$(0.32)	$(0.91)	$(0.03)

Weighted average number of shares outstanding:
Basic	54,856	8,000	54,285	8,000

Diluted	54,856	8,000	54,285	8,000

See accompanying notes to condensed consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Reorganized Company)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Total Stockholders' Equity

	Shares	Amount		Accumulated Deficit

Balances at January 1, 2003	8,000	$80	$82,509	$(1,476)	$81,113

Net loss	-	-	-	(225)	(225)

Balances at June 30, 2003	8,000	$80	$82,509	$(1,701)	$80,888

See accompanying notes to condensed consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Predecessor Company	Reorganized Company

	Six months ended June 30,

	2002	2003

	(in thousands)
Cash flows from operating activities:
Net loss	$(49,319)	$(225)
Adjustments to reconcile net loss to net cash provided by operating activities before reorganization items:
Reorganization expense, net	28,732	-
Depreciation and amortization	44,937	20,150
Provision for uncollectible accounts	3,675	400
Other	2,479	2,919
Changes in operating assets and liabilities:
Receivables	1,602	(2,346)
Prepaid expenses and deposits	(1,400)	(234)
Accounts payable and accrued liabilities	(24,378)	(3,457)
Deferred revenue	(1,939)	(3,000)

Net cash provided by operating activities before reorganization items	4,389	14,207

Reorganization items:
Reorganization expense, net	(28,732)	-
Net gain on negotiated settlements and disposal of long-lived assets	(7,049)	-
Increase in liabilities subject to compromise	12,822	-
Increase (decrease) in post-petition restructuring accruals	2,704	(11,367)

Net cash used by reorganization items	(20,255)	(11,367)

Net cash provided (used) by operating activities	(15,866)	2,840

Cash flows from investing activities:
Acquisition of property and equipment	(24,223)	(23,111)
Change in prepaid expenses, accounts payable and accrued liabilities for acquisition of property and equipment	904	118
Proceeds from disposition of property, equipment and other assets	3,181	198
Decrease in restricted cash	38	584
Decrease in long-term deposits	(1,119)	(244)
Proceeds from sale of short-term investments	10,684	-
Purchase of short-term investments	(10,684)	-

Net cash used by investing activities	(21,219)	(22,455)

		(continued)

See accompanying notes to condensed consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Predecessor Company	Reorganized Company

	Six months ended June 30,

	2002	2003

	(in thousands)
Cash flows from financing activities:
Principal payments on capital lease obligations	$(8,133)	$(3,011)
Principal payments on long-term debt	-	(3,162)
Settlement of preferred dividends	163	-

Net cash used by financing activities	(7,970)	(6,173)

Net decrease in cash and cash equivalents	(45,055)	(25,788)
Cash and cash equivalents, beginning of period	146,587	50,729

Cash and cash equivalents end of period	$101,532	$24,941

Supplemental disclosure of cash flows information:
Cash paid for interest	$8,593	$8,587

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Increase in property and equipment and asset retirement obligations, resulting from the Company's adoption of the provisions of SFAS 143 on January 1, 2003 (note 8)	$-	$2,531

Reduction in property and equipment and capital lease obligations, resulting from the renegotiation of contractual terms (note 5)	$-	$14,621

See accompanying notes to condensed consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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

The Original Plan, however, did not become effective as a result of certain disagreements relating to exit financing between the Company and Cerberus Capital Management, L.P. ("Cerberus").  After engaging in renegotiations with Cerberus, on July 25, 2002, the Company entered into an agreement with Cerberus that was embodied in a proposed modification to the original Plan of Reorganization.  The Original Plan, as modified, is referred to herein as the "Modified Plan."

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

The implementation of the Modified Plan resulted in, among other things, Restated Articles of Incorporation and By-laws, a new capital structure, the satisfaction or disposition of various types of claims against the Predecessor Company (defined below) and the assumption or rejection of certain lease agreements and executory contracts. Further, on the Effective Date, the Company was authorized to issue 8,000,000 shares of new common stock to the Company's pre-petition creditors. All of the Company's Board members resigned as of the Effective Date and the new Board of Directors officially took control of the Company.

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

The accompanying interim unaudited financial statements should be read in conjunction with ICG's Annual Report on Form 10-K for the year ended December 31, 2002, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission.  In the opinion of management, the Company's interim financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation.  Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

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

Net Loss Per Share

The Predecessor Company's weighted average outstanding common shares were used in calculating basic and diluted net loss per share for the three and six months ended June 30, 2002.  No potential common shares of the Predecessor Company, such as options and warrants, were included in the calculation, as their effect would have been anti-dilutive.  All outstanding common shares and potential common shares of the Predecessor Company were cancelled in October 2002 in connection with the Company's emergence from bankruptcy.

The Reorganized Company's weighted average outstanding common shares were used in calculating basic and diluted net loss per share for the three and six months ended June 30, 2003.  No potential common shares of the Reorganized Company, such as options and warrants, were included in the calculation, as their effect would have been anti-dilutive.

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

The Company has recorded no compensation expense for the stock options granted under its employee stock option plan for the periods presented pursuant to the intrinsic value based method of APB 25.  The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2003, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended	Six Months Ended

	June 30, 2003

Net loss:
As reported	$(2,520)	$(225)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	-	(251)

Pro forma	$(2,520)	$(476)

	Three Months Ended		Six Months Ended

	June 30, 2003

	As reported	Pro forma	As reported	Pro forma

Net loss per share:
Basic	$(0.32)	$(0.32)	$(0.03)	$(0.06)

Diluted	$(0.32)	$(0.32)	$(0.03)	$(0.06)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: option life of 5 years, volatility of 60%, risk-free interest rate ranging from 2.7% to 3.2%, and no dividends.

The following table summarizes the status of the Reorganized Company's employee stock option plan:

	Shares underlying options	Weighted average exercise price

Outstanding at December 31, 2002	701,677	$9.12
Granted	40,000	3.25
Cancelled	(78,750)	9.12

Outstanding at June 30, 2003	662,927	$8.77

In addition, options to purchase 40,000 common shares at a strike price of $9.12 were outstanding at June 30, 2003, under the ICG Communications, Inc. Directors' Stock Option Plan.

(3)                Accounting During Bankruptcy Proceedings

ICG's financial statements during the Company's bankruptcy proceedings were prepared in accordance with the provisions of SOP 90-7.

Interest Expense

Contractual interest expense of $63 million and $126 million was not recorded for the three and six months ended June 30, 2002, due to the Company's bankruptcy proceedings.

Interest Income

Interest income of $0.4 million and $1.0 million for the three and six months ended June 30, 2002, was considered earned as a result of the bankruptcy filing, and was therefore classified as a reorganization item, in accordance with the requirements of SOP 90-7.

Reorganization Expense, Net

In accordance with SOP 90-7, all costs and expenses incurred in connection with the Predecessor Company's reorganization from the Petition Date to the Effective Date were classified as reorganization items in the accompanying condensed consolidated statements of operations. The Predecessor Company incurred the following reorganization items for the three and six months ended June 30, 2002 (in thousands):

	Three Months Ended	Six Months Ended

	June 30, 2002

Severance and employee retention costs	$3,582	$3,894
Legal and professional fees	3,249	6,957
Switch site closure costs	630	1,336
Contract termination expenses	1,754	23,308
Net loss (gain) on disposal of long-lived assets	2,759	(195)
Net gain on negotiated settlements	(6,854)	(6,854)
Interest income	(411)	(988)
Other	732	1,274

Total	$5,441	$28,732

(4)           Property and Equipment

Property and equipment, including assets held under capital leases, is comprised of the following (in thousands):

	December 31, 2002	June 30, 2003

Buildings and Improvements	$29,370	$29,370
Furniture, fixtures and office equipment	-	363
Machinery and equipment	3,662	3,693
Fiber optic equipment	51,864	53,001
Circuit switch equipment	73,964	74,434
Packet switch equipment	19,641	18,306
Fiber optic network	47,432	41,359
Site improvements	99	2,725
Construction in progress	11,408	24,097
Assets held for sale	1,749	1,164

	239,189	248,512
Less accumulated depreciation	(7,951)	(26,647)

	$231,238	$221,865

Property and equipment includes $24.1 million of equipment that has not been placed in service and $1.2 million of property and equipment that is being held for sale at June 30, 2003, that is not being depreciated.

The Company leases certain office facilities and fiber equipment under various capital lease arrangements.  Assets recorded under capitalized lease agreements included in property and equipment consisted of $45.2 million and $33.7 million, less accumulated amortization of $0.6 million and $1.6 million, at December 31, 2002 and June 30, 2003, respectively.  As discussed in note 5, in 2003 the Company completed two transactions that changed the recorded amounts of assets under capitalized lease agreements and the related capital lease liability.

As described in note 8, ICG adopted SFAS No. 143, "Accounting for Asset Retirement Obligations", effective January 1, 2003.

(5)           Capital Lease Obligations

The Company leases certain office facilities and fiber equipment under various capital lease arrangements.  Assets recorded under capitalized lease agreements included in property and equipment consisted of $45.2 million and $33.7 million, less accumulated amortization of $0.6 million and $1.6 million, at December 31, 2002 and June 30, 2003, respectively.

The Company leases certain portions of its network from Southern California Edison Company ("SCE").  In the first six months of 2003 the Company and SCE completed two transactions that changed the recorded amounts of assets under capitalized lease agreements and the related capital lease liability.   In January 2003, the Company returned certain leased dark fiber to SCE, which resulted in corresponding $3.2 million reductions of property and equipment and capital lease obligations.  Further, in May 2003, the Company and SCE agreed to return additional assets and to replace the previous contract, as amended, with new agreements.  In connection with the May 2003 termination of the previous contract and execution of new licenses and leases, the Company recorded corresponding $11.4 million reductions of property and equipment and capital lease obligations.  Capital lease obligations relating to the SCE agreements were, and continue to be recorded using a 15.1% interest rate.  The new agreements with SCE are subject to the approval of the California Public Utilities Commission.

The following table represents contractual payments under the terms of the Company's capital lease obligations as of December 31, 2002 and June 30, 2003 (in thousands of dollars):

	December 31, 2002	June 30, 2003

Year:
2003*	17,216	5,205
2004	17,235	10,499
2005	17,182	10,444
2006	10,397	10,559
2007	10,584	10,739
Thereafter	172,745	174,745

Total minimum lease payments	245,359	222,191
Less amounts representing interest	148,774	141,444

Present value of net minimum lease payments	96,585	80,747

* As of June 30, 2003, the amount of contractual payments is for the six months ended December 31, 2003.

The difference in contractual payments for each of the above periods is primarily due to the replacement of the SCE capital lease, as described above.

The weighted average interest rate on capital lease obligations was 13.1% and 12.7% as of December 31, 2002 and June 30, 2003, respectively.

(6)                Commitments and Contingencies

Impact of WorldCom, Inc. Bankruptcy

On July 21, 2002, WorldCom, Inc. and substantially all of its active U.S. subsidiaries (collectively referred to as "WorldCom") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code.  Since WorldCom's bankruptcy filing, ICG has continued to provide service to WorldCom.  Revenue from WorldCom accounted for approximately 10% and 11% of the Company's total revenue in the three and six months ended June 30, 2003, respectively.  Under the Bankruptcy Code, WorldCom can elect to affirm or reject its pre-petition contracts with ICG.

ICG and MCI WorldCom Network Services, Inc., have reached agreement with regard to the renegotiation and assumption of MCI WorldCom Network Services, Inc.'s pre-petition contract.  In May 2003, WorldCom's bankruptcy court approved the settlement and assumption agreement.  Under the terms of the settlement agreement, WorldCom's minimum commitment to ICG decreased by approximately $1.2 million per month in April 2003 through March 2004, and increased by approximately $0.8 million per month in April 2004 through September 2004.  In addition, in May 2003, under the terms of the settlement agreement, MCI WorldCom Network Services, Inc. paid ICG, and ICG recorded as revenue, approximately $1.5 million relating to amounts earned for services provided by ICG in July 2002.  This amount had not been previously recognized by ICG due to collection concerns.  As of June 30, 2003, the Company had $1.1 million in net trade receivables due from WorldCom.

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

Other Commitments and Contingencies

The Company emerged from bankruptcy on October 10, 2002.  However, certain post-confirmation proceedings continue in the Bankruptcy Court relating to pre-petition claims, administrative claims and claims for damages on rejected executory contracts.  As of June 30, 2003, the Reorganized Company's balance sheet includes $5.4 million in estimated accrued liabilities for the settlement of such claims.

(7)           Major Customers

A significant amount of the Company's revenue is derived from long-term contracts with certain large customers, including one major customer, Qwest Communications Corporation (together with its affiliated entities, "Qwest").  Revenue from Qwest accounted for 31% and 30% of total revenue in the three months ended June 30, 2002 and 2003, respectively.  Revenue from Qwest accounted for 28% and 29% of total revenue in the six months ended June 30, 2002 and 2003, respectively.  As of June 30, 2003, the Company had $1.5 million in net trade receivables due from Qwest.

In addition, as described in more detail in note 6, revenue from WorldCom accounted for approximately 10% and 11% of the Company's total revenue in the three and six months ended June 30, 2003, respectively.

Certain customers, some of which are significant to the Company, have approached ICG about the possibility of settling or restructuring their service contracts.  If the Company agrees to settle or restructure any significant customer contract, ICG's results of operations and financial condition could be materially impacted.  At this time, the Company cannot predict the possible outcome of such negotiations.

(8)           New Accounting Standards

Effective January 1, 2003, ICG adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period in which it is incurred, with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the useful life of the related asset. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The adoption of SFAS 143 resulted in the establishment of asset retirement obligations of $2.5 million, which are included in other long-term liabilities in the accompanying balance sheet, and an increase to net property and equipment of $2.5 million.  Accretion expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2003, is included in other operating income, net, in the accompanying statement of operations.

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

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report.  All dollar amounts are in U.S. dollars.

BUSINESS OVERVIEW

ICG is a facilities-based, nationwide communications provider focused on providing data and voice services to Internet Service Providers ("ISP"s), telecommunication carriers and corporate customers.  Headquartered in Englewood, Colorado, ICG is a certified competitive local exchange carrier ("CLEC") in most states, having interconnection agreements with every major local exchange carrier. ICG's facilities support three primary product offerings:

Dial-Up Services

The Company provides primary rate interface ("PRI") ports (one and two way) and managed modem remote access services ("RAS") to many of the largest national ISPs and other telecommunications carriers, as well as to numerous regional ISPs and other communication service companies. Most of these services are provided through the Company's owned switch facilities. Currently, ICG's network footprint has the capability to provide Dial-Up service to over 75% of the nation's population. Before any reciprocal compensation revenue earned from these services, revenue from Dial-Up services accounted for 52% of the Company's total second quarter 2003 revenue. Associated reciprocal compensation revenue accounted for an additional 10% of the Company's total second quarter 2003 revenue. As of June 2003, the Company had approximately 765,000 ISP customer ports in service.

Point-to-Point Broadband Service

The Company provides dedicated bandwidth to connect (i) inter-exchange carriers to local markets, large corporations and other carrier facilities and (ii) large corporations to their inter-exchange carrier sites and other corporate locations. Such dedicated bandwidth sales are focused in areas where ICG maintains local fiber and buildings on its own network or in close proximity thereto. Point-to-Point Broadband service also includes switched access and SS7 services. Point-to-Point Broadband service accounted for 24% of the Company's total second quarter 2003 revenue.

Corporate Services

The Company offers Internet access, data and voice services to corporate customers, with an emphasis on Dedicated Internet Access ("DIA") and Internet Protocol ("IP") telephony services. ICG is well positioned to expand this service with its metropolitan and regional fiber and switching asset base and nation-wide data network infrastructure. Corporate Services accounted for 14% of the Company's total second quarter 2003 revenue. As of June 2003, Corporate Services' customers accounted for approximately 97,000 access lines.

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

The Original Plan, however, did not become effective as a result of certain disagreements relating to exit financing between the Company and Cerberus Capital Management, L.P. ("Cerberus").  After engaging in renegotiations with Cerberus, on July 25, 2002, the Company entered into an agreement with Cerberus that was embodied in a proposed modification to the original Plan of Reorganization.  The Original Plan, as modified, is referred to herein as the "Modified Plan."

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

The implementation of the Modified Plan resulted in, among other things, Restated Articles of Incorporation and By-laws, a new capital structure, the satisfaction or disposition of various types of claims against the Predecessor Company and the assumption or rejection of certain lease agreements and executory contracts. Further, on the Effective Date, the Company was authorized to issue 8,000,000 shares of new common stock to the Company's pre-petition creditors. All of the Company's Board members resigned as of the Effective Date and the new Board of Directors officially took control of the Company.

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

Under the terms of the Senior Subordinated Term Loan, subject to certain ownership percentage requirements, Cerberus is entitled to appoint two directors to the reorganized Company's Board of Directors.  Pursuant to the Modified Plan, W. R. Huff Asset Management Co. L.L.C. ("Huff") is also entitled to appoint two directors.  Further, the Modified Plan authorized the appointment of the Company's Chief Executive Officer, Randall E. Curran, to serve as Chairman of the Company's Board of Directors until the first meeting of Stockholders.  According to the Company's Restated By-laws, certain corporate actions require the approval of a supermajority of the Board of Directors.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, uncollectible accounts receivable, long-lived assets, operating costs and accruals, litigation and contingencies.  Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances.  Such information forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results, however, may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies address the more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

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

Pursuant to the adoption of Fresh Start in October 2002, the Company wrote down the value of its property and equipment by $392 million, or 63%, and the balance of the accumulated depreciation by $126 million.  The total Fresh Start value of the long-lived assets was generally allocated on a pro rata basis to the individual asset categories based on asset appraisals obtained in November 2001 and March 2002.  The adjusted property and equipment values are being depreciated over the remaining useful lives of the assets.

LIQUIDITY AND CAPITAL RESOURCES

Funding Requirements

At June 30, 2003, the Company had cash, cash equivalents and restricted cash totaling $75.4 million, which is comprised of the following: (i) cash and cash equivalents of $24.9 million; (ii) restricted cash - current of $18.3 million, which represents the amount the Company expects will be available for current operations in the next twelve months; and (iii) restricted cash - non-current of $32.2 million.

The Company expects to pay approximately $5.4 million in the next twelve months to certain holders of pre-petition claims, professional services providers, and other parties for matters relating to the Company's bankruptcy proceedings.

The Company anticipates that it will need additional financing in 2005 and 2006 in order to refinance the Secured Notes and the Senior Subordinated Term Loan, respectively.  Additionally, as discussed in more detail under Assessment of Risks and Uncertainties, any default by the Company under the Secured Notes and the Senior Subordinated Term Loan could accelerate the Company's refinancing requirements.  Such refinancing, however, is contingent upon market conditions and the Company's results of operations, and is therefore not assured.

Capital Commitments

Contractual Cash Commitments

The Company leases certain portions of its network from Southern California Edison Company ("SCE").  In the first six months of 2003 the Company and SCE completed two transactions that changed the recorded amounts of assets under capitalized lease agreements and the related capital lease liability.   In January 2003, the Company returned certain leased dark fiber to SCE, which resulted in corresponding $3.2 million reductions of property and equipment and capital lease obligations.  Further, in May 2003, the Company and SCE agreed to return additional assets and to replace the previous contract, as amended, with new agreements.  In connection with the May 2003 termination of the previous contract and execution of new licenses and leases, the Company recorded corresponding $11.4 million reductions of property and equipment and capital lease obligations.

Primarily as a result of the transactions described above, capital lease commitments, which were presented in the contractual cash commitments table in the Form 10-K for the year ended December 31, 2002, were modified.  The total of such future capital lease commitments has declined from $96.6 million as of December 31, 2002, to $80.7 million at June 30, 2003, primarily due to the replacement of the SCE capital lease.  As of June 30, 2003, future minimum principal payments associated with capital lease obligations are $0.1 million for the remainder of 2003, $0.7 million in 2004-2005, $1.4 million in 2006-2007 and $78.5 million thereafter.

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

Customer concentration and the Company's ability to retain its major customers on profitable terms

A significant amount of the Company's revenue is derived from long-term contracts with certain large customers.  In the second quarter of 2003, four customers individually represented more than 5% of ICG's total revenue: Qwest Communications Corporation (together with its affiliated entities, "Qwest"), various subsidiaries of WorldCom, Inc., altogether, "WorldCom"), and two large national ISPs.  Revenue from Qwest accounted for approximately 30% and 29% of the Company's total revenue in the three and six months ended June 30, 2003, respectively.  Revenue from WorldCom, Inc. accounted for approximately 10% and 11% of the Company's total revenue in the three and six months ended June 30, 2003, respectively.   Revenue from the top four customers accounted for approximately 54% and 55% of the Company's total revenue in the three and six months ended June 30, 2003, respectively.

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

WorldCom filed for bankruptcy protection on July 21, 2002.  Since WorldCom's bankruptcy filing, ICG has continued to provide service to WorldCom.  ICG and MCI WorldCom Network Services, Inc., have reached agreement with regard to the renegotiation and assumption of MCI WorldCom Network Services, Inc.'s pre-petition contract.  In May 2003, WorldCom's bankruptcy court approved the settlement and assumption agreement.  Under the terms of the settlement agreement, WorldCom's minimum commitment to ICG decreased by approximately $1.2 million per month in April 2003 through March 2004, and increased by approximately $0.8 million per month in April 2004 through September 2004.  In addition, in May 2003, under the terms of the settlement agreement, MCI WorldCom Network Services, Inc. paid ICG, and ICG recorded as revenue, approximately $1.5 million relating to amounts earned for services provided by ICG in July 2002.  This amount had not been previously recognized by ICG due to collection concerns.  As of June 30, 2003, the Company had $1.1 million in net trade receivables due from WorldCom.

As of June 30, 2003, customers who have filed for bankruptcy protection, including WorldCom, represented approximately 9% of the Company's monthly revenue.  Given the depressed state of the national economy and the telecommunications sector in particular, there can be no assurance that the Company will not lose significant recurring revenue due to customer bankruptcies.

Certain customers, some of which are significant to the Company, have approached ICG about possibly settling or restructuring future rates and/or levels of service provided under their service contracts.  If the Company agrees to settle or restructure the future provisions of any significant customer contract, ICG's results of operations and financial condition could be materially adversely affected. At this time, the Company cannot predict the possible outcome of such negotiations.

While management continues to evaluate and plan for the expiration of certain contracts with large customers and the replacement of monthly recurring revenue from customers currently involved in bankruptcy proceedings, the loss of any one or more of these customers, some of whom are significant to the Company, could have a material adverse effect on the Company's operating results.

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

The Company's ability to manage expansion of its service offerings and its network and infrastructure

The Company plans to introduce new communications services, expand service in its existing markets, and possibly expand service offerings into new markets.  Such projects entail various operational and financial risks, including the following:

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

Specifically, the financial covenants in the Secured Notes and the Senior Subordinated Term Loan require the Company to maintain the following Minimum EBITDA amounts as of the end of each fiscal quarter as set forth below (in thousands of dollars):

	Minimum EBITDA (1) (2)

Fiscal Quarter Ending:	Secured Notes	Senior Subordinated Term Loan

March 31, 2003	63,854	63,854
June 30, 2003	67,251	67,251
September 30, 2003	70,649	70,649
December 31, 2003	74,046	74,046
March 31, 2004	79,586	79,586
June 30, 2004	85,248	85,248
September 30, 2004	91,269	91,269
December 31, 2004	97,111	97,111
March 31, 2005	109,708	109,708
June 30, 2005	120,660	120,660
September 30, 2005	N/A	131,612
December 31, 2005	N/A	142,564
March 31, 2006	N/A	142,564
June 30, 2006	N/A	142,564

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

The Minimum Cash Balance financial covenant in the Secured Notes required the Company to maintain cash balances on deposit in collateral accounts equal to 75% of the outstanding Secured Notes balance until July 25, 2003, and an amount equal to 50% of the outstanding balance of the Secured Notes throughout the remainder of the term of the Secured Notes.  On July 25, 2003, the Company and the lenders of the Secured Notes executed a letter agreement, in which the Company agreed to keep the collateral account balances at 75% of the outstanding Secured Notes balance until September 30, 2003.

The financial covenants in the Secured Notes and the Senior Subordinated Term Loan relating to capital expenditures limit the Company's capital expenditures as set forth below (in thousands of dollars):

	Maximum Capital Expenditures (3)

Fiscal Quarter Ending:	Secured Notes	Senior Subordinated Term Loan

March 31, 2003	81,052	81,052
June 30, 2003	85,477	85,477
September 30, 2003	72,948	72,948
December 31, 2003	78,777	78,777
March 31, 2004	82,755	82,755
June 30, 2004	86,729	86,729
September 30, 2004	90,704	90,704
December 31, 2004	86,678	86,678
March 31, 2005	93,123	93,123
June 30, 2005	99,564	99,564
September 30, 2005	N/A	106,008
December 31, 2005	N/A	112,455
March 31, 2006	N/A	112,455
June 30, 2006	N/A	112,455

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

The financial covenants in the Secured Notes and the Senior Subordinated Term Loan were established by the Company and secured lenders based on the good faith assumptions and projections of management regarding estimates of future revenues and operating results, as well as estimates of the ultimate resolution of contingencies.  The projections of future operating results included growth in revenue and EBITDA through 2005.  The financial projections are inherently uncertain and actual results have proven to be different from the Company's projections.  More specifically, the Company anticipated that the telecommunications industry would experience an economic rebound, albeit modest, during 2003. During the first half of 2003, this rebound did not materialize. Conversely, the Company has continued to experience the effects of the current economic slowdown in the general economy and in the telecommunications industry, as evidenced by customer disconnections, pricing pressures and customer insolvencies. As a result, the Company's actual results have lagged behind projections.

Notwithstanding the foregoing, the Company remains in compliance with its covenants as of the end of the second quarter of 2003.  Based upon current internal financial forecasts, however, the Company anticipates that it may not be in compliance with the Minimum EBITDA covenant in the Secured Notes and the Senior Subordinated Term Loan for the quarter ending September 30, 2003, and potentially for subsequent fiscal quarters.  As a result, the Company recently began discussions with its administrative agent and Cerberus regarding a waiver or amendment of the existing financial covenants.  While the outcome of these discussions is uncertain, management believes it will be successful in negotiating the required waivers or modifications.

In the event of non-compliance, absent the Company's ability to obtain a modification or waiver of non-compliance from the secured lenders, or secure additional capital or alternative financing, the secured lenders could declare a default requiring the Company to accelerate repayment.

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

The Company's ability to access capital markets in a timely manner, at reasonable costs and on satisfactory terms and conditions

The terms and conditions of the Secured Notes and the Senior Subordinated Term Loan require repayments in 2005 and 2006, respectively.  Management does not anticipate that internally generated funds will be sufficient to satisfy these debt payments. Accordingly, depending upon actual operating results, ICG will likely need to raise additional funds to refinance the Secured Notes and the Senior Subordinated Term Loan in 2005 and 2006, respectively.   Additionally, as noted above, any default by the Company under the Secured Notes and the Senior Subordinated Term Loan could accelerate the Company's refinancing requirements.

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

The Reorganized Company is largely controlled by two parties

Currently, Huff and Cerberus control approximately 22% and 16%, respectively, of the voting securities of the Reorganized Company.  Further, Cerberus owns substantially all of the Senior Subordinated Term Loan.  Pursuant to the Modified Plan and the Company's Restated By-laws, the Company's Board of Directors is comprised of five directors, with Huff and Cerberus each having the right to appoint two directors.  Further, a super-majority vote of the existing Board of Directors is required to appoint an additional director.

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

As a result of the foregoing, it is likely that, for the foreseeable future, Huff and Cerberus will have the collective ability to control all matters requiring Board action, including potential financing transactions, mergers and acquisitions, sales or other dispositions of assets, the nomination of directors and the overall management and policies of the Company.  It is also possible, however, that in certain circumstances the interests of Huff and Cerberus may not coincide, particularly given Cerberus' role as a secured lender.  Moreover, as certain of the directors are in some cases also employees or agents of Huff or Cerberus, they may not be considered independent by some standards.

Potential for business combinations, acquisitions and/or divestitures

The Company continuously evaluates the feasibility and possible strategic benefits of potential business combinations and other transactions that would extend its geographic markets, increase customer density within existing markets, expand its services, or enlarge the capacity of the Company's networks.   Notwithstanding the required consent from its secured lenders under the Senior Notes and the Senior Subordinated Term Loan in order to consummate such a transaction, any material transaction that the Company would undertake could result in an increase in the Company's indebtedness or the issuance of additional common stock or both, or a change of control. There can be no assurance that the Company will enter into any such transaction or, if it does, on what terms.

The Company also evaluates opportunities to divest certain operations from time to time.  Such divestitures may generate cash and allow the Company to focus its resources on opportunities that are more profitable or better aligned with the Company's strategic objectives.  Under the terms of the Secured Notes and the Senior Subordinated Term Loan, the cash proceeds of any divestiture would likely be required to be used to pay down existing debt balances.

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

Cash and cash equivalents decreased $45.1 million and $25.8 million in the six months ended June 30, 2002 and 2003, respectively.

Net Cash Provided (Used) By Operating Activities

The Reorganized Company's operating activities provided $2.8 million of cash in the six months ended June 30, 2003.  Operating activities before reorganization items provided $14.2 million of cash, which consisted of net non-cash charges of $23.4 million, offset by net loss of $0.2 million and net cash used by working capital of $9.0 million.  Net cash used by working capital consisted of an increase in receivables and prepaid expenses of $2.6 million and decreases in accounts payable and accrued liabilities of $3.4 million and deferred revenue of $3.0 million.  Reorganization items, consisting of the change in post-petition restructuring accruals, used $11.4 million of cash.

The Predecessor Company's operating activities used $15.9 million of cash in the six months ended June 30, 2002.  Operating activities before reorganization items provided $4.4 million of cash, which consisted of a net loss before reorganization items of $20.6 million and net cash used by working capital of $26.1 million, offset by net non-cash charges of $51.1 million. Reorganization items used $20.3 million of cash, which consisted primarily of net reorganization expense of $28.7 million and net gain on negotiated settlements and disposal of long-lived assets of $7.1 million, offset by the increase in liabilities subject to compromise of $12.8 million and an increase in post-petition restructuring accruals of $2.7 million.

Net Cash Used By Investing Activities

The Reorganized Company's investing activities used $22.4 million of cash in the six months ended June 30, 2003, which was comprised primarily of capital expenditures for network infrastructure upgrades, enhancements to back office systems and labor costs associated with the installation of new services.

The Predecessor Company's investing activities used $21.2 million of cash in the six months ended June 30, 2002.   Net cash used by investing activities was comprised primarily of capital expenditures of $24.2 million, proceeds of $3.2 million from the disposition of property, equipment and other assets, and fluctuations in restricted cash and long-term deposit balances.

Net Cash Used By Financing Activities

The Reorganized Company's financing activities used $6.2 million of cash in the six months ended June 30, 2003, which included principal payments on long-term debt and capital lease obligations.

The Predecessor Company's financing activities used $8.0 million of cash in the six months ended June 30, 2002, which was comprised primarily of principal payments on capital lease obligations.

Supplemental Disclosure of Non-cash Investing and Financing Activities

The Company's property and equipment and asset retirement obligations each increased by $2.5 million in the six months ended June 30, 2003, as a result of the Company's adoption of the provisions of SFAS 143 on January 1, 2003.  In addition, in the first six months of 2003, the Company renegotiated the contractual terms of certain capital lease obligations, as discussed further under Contractual Cash Commitments herein, which resulted in a $14.6 million decrease in property and equipment and a corresponding decrease in capital lease obligations.

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

	Statement of Operations Data (unaudited)

	Predecessor Company		Reorganized Company		Predecessor Company		Reorganized Company

	Three months ended June 30,				Six months ended June 30,

	2002		2003		2002		2003

	$	%	$	%	$	%	$	%

	($ values in thousands)
Revenue (1)	102,780	100	97,585	100	214,951	100	197,812	100
Operating costs	60,912	59	60,788	62	128,290	60	122,526	62
Selling, general and administrative	23,960	23	24,458	25	51,562	24	44,765	23
Depreciation and amortization (2)	25,311	25	10,279	11	44,937	21	20,150	10
Other income, net	535	-	4	-	529	-	17	-

Operating income (loss)	(7,938)	(7)	2,056	2	(10,367)	(5)	10,354	5

	Statistical Data

	Predecessor Company		Reorganized Company

	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003	June 30, 2003

Full time employees	1,138	1,147	1,146	1,150	890
Access lines in service, in thousands (3)	834	870	903	937	862
Buildings connected:
On-net	912	909	909	908	904
Hybrid (4)	4,748	4,413	4,262	4,121	4,266

Total buildings connected	5,660	5,322	5,171	5,029	5,170
Operational switches:
Circuit	46	46	47	46	46
ATM	26	26	24	23	23

Total operational switches	72	72	71	69	69
Operational regional fiber route miles (5)	5,542	5,704	5,726	5,731	5,660
Operational regional fiber strand miles (6)	165,927	166,228	172,574	180,494	182,305
Collocations with ILECs (7)	158	158	162	145	145

(1)           Revenue for the Reorganized Company is comparable to the revenue for the Predecessor Company, except with respect to revenue recognition of certain deferred revenue.  Due to the write down of the deferred revenue balance in connection with the application of Fresh Start reporting, revenue was reduced by approximately $1 million per quarter.

(2)           Depreciation and amortization amounts of the Reorganized Company periods are not comparable to those of the Predecessor Company periods primarily due to the adoption of Fresh Start in October 2002.  Pursuant to the adoption of Fresh Start, the Company wrote down the value of its property and equipment by $392 million, or 63%, and the balance of the accumulated depreciation by $126 million.  The new property and equipment values are being depreciated over the remaining useful lives of the assets.

(3)           Access lines in service include only provisioned lines generating revenue.

(4)           Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities.

(5)           Regional fiber route miles refers to the number of miles of fiber optic cable, including leased fiber.  As of June 30, 2003, the Company had 5,660 regional fiber route miles, 3,653 of which were leased.

(6)           Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path.  As of June 30, 2003, the Company had 182,305 regional fiber strand miles, 43,739 of which were leased.

(7)           The Company consolidated certain collocations during the first six months of 2003 to reduce operating costs.

Overview

The general economic downturn and the severe downturn in the telecommunications industry have resulted in an oversupply of network infrastructure.  In addition, the slowing economy has resulted in many of the Company's customers ceasing operations, filing for bankruptcy protection, or looking for opportunities to cut costs.  The effects on the Company include higher levels of customer disconnections and increased pricing pressure on new and existing customer contracts.  In addition, customers are taking longer to make buying decisions, thus lengthening the sales cycle.  These trends have been partially offset by increased Dial-up revenue earned from the Company's ISP customers.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenue
	Predecessor Company		Reorganized Company

	Three Months Ended June 30,

	2002		2003

	$	%	$	%

	($ values in thousands)

Dial-Up	45,056	44	50,316	52
Point-to-Point Broadband	27,009	26	23,385	24
Corporate Services	17,445	17	13,662	14
Reciprocal Compensation	13,270	13	10,222	10

Total Revenue	102,780	100	97,585	100

Total revenue decreased $5.2 million, or 5%, for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002.  The decrease was due primarily to decreases of $3.8 million, $3.6 million and $3.0 million in Corporate Services, Point-to-Point Broadband and Reciprocal Compensation revenue, respectively.  These decreases were offset by a $5.2 million increase in Dial-Up revenue.

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

Dial-Up revenue increased 12% from $45.1 million in the second quarter of 2002 to $50.3 million in the second quarter of 2003, due primarily to a 12% increase in monthly recurring revenue.  The increase in monthly recurring revenue was due to a 10% increase in the average billed line count and a 1% increase in the average monthly revenue per line.  Dial-Up revenue's contribution to total revenue rose from 44% in the second quarter of 2002 to 52% in the second quarter of 2003.  These increases are primarily due to the acquisition of a new customer, a major national ISP, in late 2002.

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

Point-to-Point Broadband revenue decreased 13% from $27.0 million in the second quarter of 2002 to $23.4 million in the second quarter of 2003.  The decrease in Point-to-Point Broadband revenue was comprised of decreases in special access, switched access and SS7 revenues of 13%, 9% and 37%, respectively.  Special access, switched access and SS7 revenue represented 92%, 5% and 3%, respectively of total Point-to-Point Broadband revenue in the second quarter of 2003.  Special access revenue decreased primarily due to churn related to IXC customers reducing network capacity and a loss of end-users as a result of the economic downturn.  Switched access and SS7 revenues decreased primarily due to the loss of customers.  Point-to-Point Broadband revenue's contribution to total revenue declined from 26% in the second quarter of 2002 to 24% in the second quarter of 2003.

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

Corporate Services revenue decreased 22% from $17.4 million in the second quarter of 2002 to $13.7 million in the second quarter of 2003, due primarily to a $2.2 million, or 20%, decrease in monthly recurring revenue.  The decrease in monthly recurring revenue was due to an 11% decrease in the average billed line count, which was primarily due to customer churn, and an 11% decrease in the average monthly revenue per line.  In addition, CABS revenue decreased $2.3 million, or 45%, due to rate reductions and reduced call volume.  Corporate Services revenue's contribution to total revenue declined from 17% in the second quarter of 2002 to 14% in the second quarter of 2003.

Reciprocal compensation

Reciprocal compensation revenue is primarily earned pursuant to interconnection agreements with ILECs for the transport and termination of calls originated by ILEC customers, including Internet bound calls.

Reciprocal compensation revenue decreased 23% from $13.3 million in the second quarter of 2002 to $10.2 million in the second quarter of 2003.  Reciprocal compensation's contribution to total revenue decreased from 13% in the second quarter of 2002 to 10% in the second quarter of 2003.  Reciprocal compensation revenue includes $2.8 million from customer settlements in the three months ended June 30, 2003.  Excluding revenue from customer settlements, reciprocal compensation revenue would have decreased 44%, primarily due to contractual and regulated rate reductions. The Company anticipates that reciprocal compensation revenue will continue to decline in the future based on future negotiated and regulated rate reductions and the expiration of agreements currently in effect between ICG and the major ILECs.

Operating costs

Total operating costs remained steady at $60.8 million in the second quarter of 2003, compared to $60.9 million in the second quarter of 2002.  As a percentage of revenue, operating costs increased from 59% in the second quarter of 2002 to 62% in the second quarter of 2003.  Operating costs consist primarily of payments to ILECs, other CLECs, and long distance carriers for the use of network facilities to support local, special, switched access services, and long distance services as well as internal network operating costs, right of way fees and other operating costs.  Internal network operating costs include the cost of engineering and operations personnel dedicated to the operations and maintenance of the network.

Operating costs reflect a decrease in personnel expenses, which were offset by higher external line costs incurred as a result of the Company's network footprint expansion.  The Company initiated the expansion of its network to new markets in 2003 in order to serve its customers, particularly a new major ISP customer acquired in late 2002.  Personnel expenses decreased due to a 17% reduction in average headcount in the second quarter of 2003, as compared to the second quarter of 2002, which occurred as a result of a reduction in force initiated by the Company in May 2003 and substantially completed by June 2003.  In addition, second quarter 2002 personnel expenses included a Company-wide employee bonus accrual.  No such accrual was made in the second quarter of 2003.

Selling, general and administrative expenses ("SG&A")

SG&A expenses increased 2% from $24.0 million in the second quarter of 2002 to $24.5 million in the second quarter of 2003.  SG&A expenses represented 23% and 25% of revenue in the second quarter of 2002 and 2003, respectively.  The Company initiated a reduction in force in May 2003 and substantially completed it by June 2003.  The reduction in force resulted in a 17% reduction in average headcount in the second quarter of 2003, as compared to the second quarter of 2002.

SG&A expenses increased primarily due to $3.8 million of non-recurring severance costs associated with the reduction in force completed in the second quarter of 2003.  This increase was offset by decreases in other personnel expenses as a result of the lower average headcount.

In addition, second quarter 2002 SG&A expenses included a Company-wide employee bonus accrual.  No such accrual was made in the second quarter of 2003.  Also, the provision for doubtful accounts in the second quarter of 2003 was $0.4 million, as compared to $1.3 million in the second quarter of 2002.

Depreciation and amortization

The Reorganized Company's depreciation and amortization expense was $10.3 million in the second quarter of 2003.  The average remaining useful life of property and equipment in service is approximately 6 years.

The Predecessor Company's depreciation and amortization expense was $25.3 million in the second quarter of 2002.  Pursuant to the adoption of Fresh Start in October 2002, the Company wrote down the book value of its property and equipment by $392 million, or 63%, and the $126 million balance of the accumulated depreciation to zero.  The total Fresh Start value of the long-lived assets was allocated pro rata to the individual asset categories based on recent asset appraisals.  The adjusted property and equipment values are being depreciated over the remaining useful lives of the assets.

Other operating income, net

Other operating income, net, includes the net gain on disposals of long-lived assets in the second quarter of 2002 and 2003, as well as $0.1 million of SFAS 143 accretion expense in the second quarter of 2003.

Interest expense

The Reorganized Company incurred $6.5 million in interest expense in the second quarter of 2003, primarily on the Secured Notes, the Senior Subordinated Term Loan, other debt and capital leases.  Interest expense includes $0.6 million of non-cash amortization of deferred financing costs and debt discount, as well as $0.8 million of non-cash accreted interest that is included in capital lease obligations.

The Predecessor Company incurred $4.6 million in interest expense in the second quarter of 2002, primarily on the Senior Facility, which was refinanced on the Effective Date, and capital leases. Interest expense included $0.2 million of non-cash amortization of deferred financing costs, as well as $0.6 million of non-cash accreted interest that was included in capital lease obligations.  Contractual interest expense of $63 million was not recorded for the three months ended June 30, 2002, due to the Company's bankruptcy proceedings.

Interest income

The Reorganized Company's interest income of $0.2 million in the second quarter of 2003 is included in Interest Income in the condensed consolidated statement of operations.

The Predecessor Company's interest income of $0.4 million in the second quarter of 2002 was considered earned as a result of the bankruptcy filing, and was therefore classified as a reorganization item, in accordance with the requirements of SOP 90-7.

Reorganization expense, net

The Predecessor Company recorded net reorganization expense of $5.4 million in the second quarter of 2002.  Reorganization items consisted of income and expenses associated with the bankruptcy proceedings that were not directly attributable to the ongoing operations of the Company.  Significant reorganization items included severance and employee retention costs, legal and professional fees, contract termination expenses, net loss on disposal of long-lived assets and net gain on negotiated settlements.

Other income (expense), net

Other income, net of $1.7 million for the three months ended June 30, 2003 is comprised primarily of $1.3 million related to a withholding tax refund due from the Internal Revenue Service.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenue
	Predecessor Company		Reorganized Company

	Six Months Ended June 30,

	2002		2003

	$	%	$	%

	($ values in thousands)

Dial-Up	89,278	42	103,560	53
Point-to-Point Broadband	56,970	26	45,722	23
Corporate Services	37,686	18	28,386	14
Reciprocal Compensation	31,017	14	20,144	10

Total Revenue	214,951	100	197,812	100

Total revenue decreased $17.1 million, or 8%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.  The decrease was due primarily to decreases of $9.3 million, $11.2 million and $10.9 million in Corporate Services, Point-to-Point Broadband and Reciprocal Compensation revenue, respectively.  These decreases were offset by a $14.3 million increase in Dial-Up revenue.

Dial-Up

Dial-Up revenue increased 16% from $89.3 million in the first six months of 2002 to $103.6 million in the first six months of 2003, due primarily to 22% increase in monthly recurring revenue.  The increase in monthly recurring revenue was due to a 17% increase in the average billed line count and a 4% increase in the average monthly revenue per line.  Dial-Up revenue's contribution to total revenue rose from 42% in the first six months of 2002 to 53% in the first six months of 2003.  These increases are primarily due to the acquisition of a new customer, a major national ISP, in late 2002.

Point-to-Point Broadband

Point-to-Point Broadband revenue decreased 20% from $57.0 million in the first six months of 2002 to $45.7 million in the first six months of 2003.  The decrease in Point-to-Point Broadband revenue was comprised of decreases in special access, switched access and SS7 revenues of 17%, 23% and 55%, respectively.  Special access, switched access and SS7 revenue represented 92%, 6% and 2%, respectively of total Point-to-Point Broadband revenue in the first half of 2003.  Special access revenue decreased primarily due to churn related to IXC customers reducing network capacity and a loss of end-users as a result of the economic downturn.  Switched access and SS7 revenues decreased primarily due to the loss of customers.  Point-to-Point Broadband revenue's contribution to total revenue declined from 26% in the first six months of 2002 to 23% in the first six months of 2003.

Corporate Services

Corporate Services revenue decreased 25% from $37.7 million in the first six months of 2002 to $28.4 million in the first six months of 2003, due primarily to a $5.9 million, or 26%, decrease in monthly recurring revenue.  The decrease in monthly recurring revenue was due to a 15% decrease in the average billed line count, which was primarily due to customer churn, and a 12% decrease in the average monthly revenue per line.  In addition, CABS revenue decreased $4.1 million, or 39%, due to rate reductions and reduced call volume.  Corporate Services revenue's contribution to total revenue declined from 18% in the first six months of 2002 to 14% in the first six months of 2003.

Reciprocal compensation

Reciprocal compensation revenue decreased 35% from $31.0 million in the first six months of 2002 to $20.1 million in the first six months of 2003.  Reciprocal compensation's contribution to total revenue decreased from 14% in the first six months of 2002 to 10% in the first six months of 2003.  Reciprocal compensation revenue includes $5.0 million and $2.8 million from customer settlements in the six months ended June 30, 2002 and 2003, respectively.  Excluding revenue from customer settlements, reciprocal compensation revenue would have decreased 33%, primarily due to contractual and regulated rate reductions.  The Company anticipates that reciprocal compensation revenue will continue to decline in the future based on future negotiated and regulated rate reductions and the expiration of agreements currently in effect between ICG and the major ILECs.

Operating costs

Total operating costs decreased 4% from $128.3 million in the first six months of 2003 to $122.5 million in the first six months of 2002.  As a percentage of revenue, operating costs increased from 60% in the first six months of 2002 to 62% in the first six months of 2003.

Operating costs reflect a decrease in personnel expenses, which were offset by higher external line costs incurred as a result of the Company's network footprint expansion.  The Company initiated the expansion of its network to new markets in 2003 in order to serve its customers, particularly a new major ISP customer acquired in late 2002. Personnel expenses decreased due to a 17% reduction in average headcount in the first six months of 2003, as compared to the first six months of 2002, which occurred as a result of a reduction in force initiated by the Company in May 2003 and substantially completed by June 2003.  In addition, personnel expenses for the first six months of 2002 included a Company-wide employee bonus accrual.  No such accrual was made in the first six months of 2003.

Selling, general and administrative expenses ("SG&A")

SG&A expenses decreased 13% from $51.6 million in the first six months of 2002 to $44.8 million in the first six months of 2003.  SG&A expenses represented 24% and 23% of revenue in the first six months of 2002 and 2003, respectively.  The Company initiated a reduction in force in May 2003 and substantially completed it by June 2003.  The reduction in force resulted in a 17% reduction in average headcount in the first six months of 2003, as compared to the first six months of 2002.

SG&A expenses increased primarily due to $3.8 million of non-recurring severance costs associated with the reduction in force completed in the second quarter of 2003.  This increase was offset by decreases in other personnel expenses as a result of the lower average headcount.

In addition, SG&A expenses for the first six months of 2002 included a Company-wide employee bonus accrual.  No such accrual was made in the first six months of 2003.  Also, the provision for doubtful accounts in the first six months of 2003 was $0.4 million, as compared to $3.7 million in the first six months of 2002.

Depreciation and amortization

The Reorganized Company's depreciation and amortization expense was $20.2 million in the first six months of 2003.  The average remaining useful life of property and equipment in service is approximately 6 years.

The Predecessor Company's depreciation and amortization expense was $44.9 million in the first six months of 2002.  Pursuant to the adoption of Fresh Start in October 2002, the Company wrote down the book value of its property and equipment by $392 million, or 63%, and the $126 million balance of the accumulated depreciation to zero.  The total Fresh Start value of the long-lived assets was allocated pro rata to the individual asset categories based on recent asset appraisals.  The adjusted property and equipment values are being depreciated over the remaining useful lives of the assets.

Other operating expense (income), net

Other operating income, net, includes the net gain on disposals of long-lived assets in the first six months of 2002 and 2003, as well as $0.2 million of SFAS 143 accretion expense in the first six months of 2003.

Interest expense

The Reorganized Company incurred $12.8 million in interest expense in the first six months of 2003, primarily on the Secured Notes, the Senior Subordinated Term Loan, other debt and capital leases.  Interest expense includes $1.2 million of non-cash amortization of deferred financing costs and debt discount, as well as $1.8 million of non-cash accreted interest that is included in capital lease obligations.

The Predecessor Company incurred $10.3 million in interest expense in the first six months of 2002, primarily on the Senior Facility, which was refinanced on the Effective Date, and capital leases. Interest expense included $0.4 million of non-cash amortization of deferred financing costs, as well as $1.8 million of non-cash accreted interest that was included in capital lease obligations.  Contractual interest expense of $126 million was not recorded for the six months ended June 30, 2002, due to the Company's bankruptcy proceedings.

Interest income

The Reorganized Company's interest income of $0.5 million in the first six months of 2003 is included in Interest Income in the condensed consolidated statement of operations.

The Predecessor Company's interest income of $1.0 million in the first six months of 2002 was considered earned as a result of the bankruptcy filing, and was therefore classified as a reorganization item, in accordance with the requirements of SOP 90-7.

Reorganization expense, net

The Predecessor Company recorded net reorganization expense of $28.7 million in the first six months of 2002.  The largest component of net reorganization expense was contract termination expenses, which amounted to $23.3 million.  Other significant reorganization items included severance and employee retention costs, legal and professional fees, switch site closure costs and net gain on negotiated settlements.  Reorganization items consisted of income and expenses associated with the bankruptcy proceedings that were not directly attributable to the ongoing operations of the Company.

Other income (expense), net

Other income, net of $1.7 million for the six months ended June 30, 2003 is comprised primarily of $1.3 million related to a withholding tax refund due from the Internal Revenue Service.

NEW ACCOUNTING STANDARDS

Effective January 1, 2003, ICG adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period in which it is incurred, with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the useful life of the related asset. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The adoption of SFAS 143 resulted in the establishment of asset retirement obligations of $2.5 million, which are included in other long-term liabilities in the accompanying balance sheet, and an increase to net property and equipment of $2.5 million.  Accretion expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2003, is included in other operating expense (income), net, in the accompanying statement of operations.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. As of the Effective Date, the Company's primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Secured Notes outstanding principal balance.   The weighted average interest rate applicable to the Secured Notes outstanding principal balance at June 30, 2003, was 7.5%.  A hypothetical change in annual interest rate of 1% per annum applied to the Secured Notes outstanding principal balance on June 30, 2003, would result in additional interest expense of $0.6 million.

The Company does not, in the normal course of business, use derivative financial instruments for trading or speculative purposes.

ITEM 4.        CONTROLS AND PROCEDURES

(a)          Disclosure Controls and Procedures.  The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)        Internal Control Over Financial Reporting.  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of stockholders of ICG Communications, Inc. was held on June 3, 2003 (the "Annual Meeting").  At the Annual Meeting, three matters were considered and acted upon:  (1) the election of one director, Mr. Randall E. Curran, to serve until the 2006 Annual Meeting of Stockholders or until his successor has been duly elected and qualified;  (2) the ratification of the adoption by the Board of Directors of the Director's Stock Option Plan, and  (3) the ratification of the appointment of KPMG LLP as independent auditors of ICG Communications, Inc. and its subsidiaries for the fiscal year ending December 31, 2003.

At the Annual Meeting, the holders of 4,644,492 shares of Common Stock, out of a total of 5,893,250 shares entitled to vote at the Annual Meeting, were represented in person or by proxy, constituting a quorum.

At the Annual Meeting, the proposal to elect Randall E. Curran to serve on the Company's Board of Directors received the following vote:

FOR	AGAINST	ABSTAIN
4,490,302	154,190	0

The proposal to ratify the adoption by the Board of Directors of the Directors' Stock Option Plan received the following vote:

FOR	AGAINST	ABSTAIN
4,542,072	102,420	0

The proposal to ratify the appointment of KPMG LLP as independent auditors of the Company and its subsidiaries for the fiscal year ending December 31, 2003 received the following vote:

FOR	AGAINST	ABSTAIN
4,565,709	78,783	0

ITEM 5.        OTHER INFORMATION.

None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                        (A)       EXHIBITS

                                     10.10 Indemnification and Advancement of Expenses Agreement between ICG Communications, Inc. and William Connors, dated March 17, 2003.

                                     10.11 Indemnification and Advancement of Expenses Agreement between ICG Communications, Inc. and Timothy Price, dated March 20, 2003.

                                     10.12 Indemnification and Advancement of Expenses Agreement between ICG Communications, Inc. and Joseph Thornton, dated March 17, 2003.

                                     10.13 Indemnification and Advancement of Expenses Agreement between ICG Communications, Inc. and John Scarpati, dated March 17, 2003.

                                     10.14 Indemnification and Advancement of Expenses Agreement between ICG Communications, Inc. and Randall Curran, dated March 17, 2003.

                                     10.15 Letter Agreement between ICG Communications, Inc. and Royal Bank of Canada, and Consent by Subsidiary Guarantors.

                                     31.1 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                     31.2 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                     32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                     32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        (B)       REPORTS ON FORM 8-K

                                     The registrant did not file any reports on Form 8-K during the three months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2003.

ICG COMMUNICATIONS, INC.

Date: August 14, 2003	/s/ Richard E. Fish, Jr.

Richard E. Fish, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2003	/s/ John V. Colgan

John V. Colgan Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.10	Indemnification and Advancement of Expenses Agreement between ICG Communications, Inc. and William Connors, dated March 17, 2003.
10.11	Indemnification and Advancement of Expenses Agreement between ICG Communications, Inc. and Timothy Price, dated March 20, 2003.
10.12	Indemnification and Advancement of Expenses Agreement between ICG Communications, Inc. and Joseph Thornton, dated March 17, 2003.
10.13	Indemnification and Advancement of Expenses Agreement between ICG Communications, Inc. and John Scarpati, dated March 17, 2003.
10.14	Indemnification and Advancement of Expenses Agreement between ICG Communications, Inc. and Randall Curran, dated March 17, 2003.
10.15	Letter Agreement between ICG Communications, Inc. and Royal Bank of Canada, and Consent by Subsidiary Guarantors.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10.10

ICG COMMUNICATIONS, INC.

INDEMNIFICATION AND

ADVANCEMENT OF EXPENSES AGREEMENT

This Agreement ("Agreement") is entered into as of this 17th day of March, 2003 by and between ICG Communications, Inc., a Delaware corporation (the "Company") and William Connors ("Indemnitee").

RECITALS

                A.                The Company and Indemnitee recognize the significant increases in the cost of liability insurance for the Company's directors, officers, employees, agents and fiduciaries.

                B.                The Company and Indemnitee further recognize the substantial increase in corporate litigation in general, subjecting directors, officers, employees, agents and fiduciaries to expensive litigation risks at the same time as the availability and coverage of liability insurance has been severely limited.

                C.                Indemnitee and the Company are concerned that the current protection available to Indemnitee may prove to be inadequate under the circumstances, and Indemnitee and other directors, officers, employees, agents and fiduciaries of the Company may not be willing to continue to serve in such capacities without additional protection.

                D.                The Company desires to attract and retain the services of highly qualified individuals, such as Indemnitee, to serve the Company and, in part, in order to induce Indemnitee to continue to provide services to the Company, wishes to provide for the indemnification and the advancement of expenses to Indemnitee to the maximum extent permitted by law.

                E.                In view of the considerations set forth above, the Company desires that Indemnitee be indemnified by the Company as set forth herein.

                NOW, THEREFORE, the Company and Indemnitee hereby agree as follows:

                1.                Indemnification.

                (a)                Indemnification.  In addition to and not in substitution for Indemnitee's rights under the Company's Certificate of Incorporation and Bylaws, in the event that Indemnitee was or is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, or in the event that Indemnitee's interests are impacted by, any threatened, pending or completed action, suit, proceeding or alternative dispute resolution mechanism, or any hearing, formal or informal, inquiry or investigation whether civil, criminal, administrative, investigative or other (hereinafter a "CLAIM") by reason of (or arising out of) Indemnitee's service as an officer, director, agent or employee of the Company, or by reason of any action or inaction on the part of Indemnitee while serving in such capacity (hereinafter an "INDEMNIFIABLE EVENT") the Company shall indemnify Indemnitee to the fullest extent permitted by law against any and all expenses (including attorneys' (both outside counsel and in-house counsel), professionals' and experts' fees and any similar fees and all other costs, expenses and obligations incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in, any such action, suit, proceeding, alternative dispute resolution mechanism, hearing, inquiry or investigation), judgments, fines, penalties and amounts paid in settlement (if such settlement is approved in advance by the Company, which approval shall not be unreasonably withheld) of such Claim and any federal, state, local or foreign taxes imposed on Indemnitee as a result of the actual or deemed receipt of any payments under this Agreement (collectively, hereinafter "EXPENSES"), including all interest, assessments and other charges paid or payable in connection with or in respect of such Expenses.  Such payment of Expenses shall be made by the Company as soon as practicable but in any event no later than thirty (30) days after written demand by Indemnitee therefor is presented to the Company.

                                (b)                Reviewing Party.  Notwithstanding the foregoing, (i) the obligations of the Company under Section 1(a) shall be subject to the condition that the Reviewing Party (as described in Section 10(e) hereof) shall not have determined (in a written opinion, in any case in which the Independent Legal Counsel referred to in Section 1(c) hereof is involved) that Indemnitee would not be permitted to be indemnified under applicable law, and (ii) the obligation of the Company to make an advance payment of Expenses to Indemnitee pursuant to Section 2(a) (an "EXPENSE ADVANCE") shall be subject to the condition that, if, when and to the extent that the Reviewing Party determines that Indemnitee would not be permitted to be so indemnified under applicable law, the Company shall be entitled to be reimbursed by Indemnitee, and Indemnitee hereby agrees to reimburse the Company for all such amounts theretofore paid; provided, however, that if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent jurisdiction to secure a determination that Indemnitee should be indemnified under applicable law, any determination made by the Reviewing Party that Indemnitee would not be permitted to be indemnified under applicable law shall not be binding and shall be excluded from evidence and Indemnitee shall not be required to reimburse the Company for any Expense Advance until a final judicial determination is made with respect thereto (as to which all rights of appeal therefrom have been exhausted or lapsed).  Indemnitee's obligation to reimburse the Company for any Expense Advance shall be unsecured, require no bond, and no interest shall be charged thereon.  If there has not been a Change in Control (as defined in Section 10(c) hereof), the Reviewing Party shall be selected by the Board of Directors and reasonably acceptable to Indemnitee, and if there has been such a Change in Control, the Reviewing Party shall be the Independent Legal Counsel referred to in Section 1(c) hereof.  If there has been no determination by the Reviewing Party or if the Reviewing Party determines that Indemnitee substantively would not be permitted to be indemnified in whole or in part under applicable law, Indemnitee shall have the right to commence litigation, at Indemnitee's own expense, seeking an initial determination by the court or challenging any such determination by the Reviewing Party or any aspect thereof, including the legal or factual bases therefor, and the Company hereby consents to service of process and to appear in any such proceeding. For avoidance of doubt, the fact that there has been no determination by the Reviewing Party is not a basis for Company to deny or avoid indemnification of or making advance expense payments to the Indemnitee.  Any determination by the Reviewing Party otherwise shall be conclusive and binding on the Company and, if Indemnitee prevails, in whole or in part, in any such litigation, then Indemnitee's costs in bringing such litigation shall be considered Expenses subject to reimbursement hereunder. For avoidance of doubt, the Company has no right to litigate, arbitrate or otherwise appeal or overturn the Reviewing Party's determination.

                                (c)                Change in Control. The Company agrees that, if there is a Change in Control of the Company , then Independent Legal Counsel (as defined in Section 10(d) hereof) with respect to all matters concerning the rights of Indemnitee to payment of Expenses and Expense Advances under this Agreement, any other agreement or the Company's Certificate of Incorporation or Bylaws, shall be selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld).  Such counsel, among other things, shall render its written opinion to the Company and Indemnitee as to whether and to what extent Indemnitee would be permitted to be indemnified under applicable law and the Company agrees to abide by such opinion by advancing Expenses and indemnifying Indemnitee to the fullest extent permitted by such law.  The Company agrees to pay the reasonable fees of the Independent Legal Counsel referred to above and to fully indemnify such counsel against any and all expenses (including attorneys' and other professionals' fees and expenses), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto.

                                (d)                Mandatory Payment of Expenses.  Notwithstanding any other provision of this Agreement other than Section 9 hereof, to the extent that Indemnitee has been successful on the merits or otherwise, including, without limitation, the dismissal of an action without prejudice, in defense of any action, suit, proceeding, inquiry or investigation referred to in Section (1)(a) hereof or in the defense of any claim, issue or matter therein, Indemnitee shall be indemnified against all Expenses incurred by Indemnitee in connection therewith to the fullest extent permitted and/or required by law.

                2.                Expenses; Indemnification Procedure.

                                (a)                Advancement of Expenses.  The Company shall advance all Expenses incurred by Indemnitee.  The advances to be made hereunder shall be paid by the Company to Indemnitee as soon as practicable but in any event no later than thirty (30) days after written demand by Indemnitee therefor to the Company.

                                (b)                Notice/Cooperation by Indemnitee.  Indemnitee shall, as a condition precedent to Indemnitee's right to be indemnified under this Agreement, give the Company notice in writing as soon as practicable of any Claim made against Indemnitee for which indemnification will be sought under this Agreement, provided, however, that unless the failure to notify causes material prejudice to the Company, the Indemnitee's failure to notify shall not relieve Company from its obligations to indemnify or pay expenses under this Agreement.  Notice to the Company shall be directed to the Chief Financial Officer of the Company at the Company's principal offices or such other address as the Company shall designate in writing to Indemnitee.  In addition, Indemnitee shall give the Company such non-privileged information and cooperation as it may reasonably require and as shall be within Indemnitee's reasonable control, provided Indemnitee shall not be required to give the Company any information in violation of law, regulation, order or agreement of confidentiality with a third party. Company shall notify Indemnitee in writing as soon as practicable in the event Company becomes aware of any potential claims against Indemnitee arising in connection with Indemnitee's service to the Company.

                                (c)                No Presumptions; Burden of Proof.  For purposes of this Agreement, the termination of any Claim by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law.  In addition, neither the failure of the Reviewing Party to have made a determination as to whether Indemnitee has met any particular standard of conduct or had any particular belief, nor an actual determination by the Reviewing Party that Indemnitee has not met such standard of conduct or did not have such belief, prior to the commencement of legal proceedings by Indemnitee to secure a judicial determination that Indemnitee should be indemnified under applicable law, shall be a defense to Indemnitee's claim or create a presumption that Indemnitee has not met any particular standard of conduct or did not have any particular belief.  In connection with any determination by the Reviewing Party or otherwise as to whether Indemnitee is entitled to be indemnified hereunder, the burden of proof shall be on the Company to establish that Indemnitee is not so entitled by clear and convincing evidence.

                                (d)                Notice to Insurers.  If, at the time of the receipt by the Company of a notice of a Claim pursuant to Section 2(b) hereof, the Company has liability insurance in effect which may cover such Claim, the Company shall give prompt notice of the commencement of such Claim to the insurer(s) in accordance with the procedures set forth in all potentially applicable insurance policies.  The Company shall thereafter take all necessary or desirable action to cause such insurer(s) to pay, on behalf of Indemnitee, all amounts payable as a result of such action, suit, proceeding, inquiry or investigation in accordance with the terms of such policies, provided, however, that a delay or failure by any such insurer to make such payments shall not relieve the Company from its obligations to pay all Expenses and Expense Advances as required by this Agreement.

                                (e)                Selection of Counsel.  In the event the Company shall be obligated hereunder to pay the Expenses or Expense Advances of any Claim, the Company shall be entitled to assume the defense of such Claim with counsel of national standing and appropriate expertise and approved by Indemnitee, which approval shall not be unreasonably withheld, upon the delivery to Indemnitee of written notice of its election so to do.  After delivery of such notice, approval of such counsel by Indemnitee and the retention of such counsel by the Company, the Company will not be liable to Indemnitee under this Agreement for any fees of counsel subsequently incurred by Indemnitee with respect to the same Claim; provided that, (i) Indemnitee shall have the right to employ Indemnitee's counsel in any such Claim at Indemnitee's expense and (ii) if (A) the employment of counsel by Indemnitee has been previously authorized by the Company and has not subsequently been withdrawn, (B) Indemnitee shall have reasonably concluded that there is a possible conflict of interest between the Company and Indemnitee or between Indemnitee and any other director or officer or other person who is jointly represented by the same counsel as Indemnitee in the conduct of any such defense, or (C) the Company shall not continue to retain such counsel to defend such Claim, then the fees and expenses of Indemnitee's counsel shall be at the expense of the Company.  At Company's expense Indemnitee may employ counsel to determine whether such a possible conflict exists which determination shall bind Company. The Company shall have the right to conduct such defense as it sees fit in its sole discretion, including the right to settle any claim against Indemnitee without the consent of Indemnitee, provided that Company must have Indemnitee's written consent to any such settlement if it involves any admission of impropriety or wrongdoing by Indemnitee or imposes any obligations on Indemnitee (financial or otherwise).

                3.                Additional Indemnification Rights; Nonexclusivity.

                                (a)                Scope.  The Company hereby agrees to indemnify Indemnitee for any Indemnifiable Event to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the other provisions of this Agreement, the Company's Certificate of Incorporation, the Company's Bylaws or by statute.  In the event of any change after the date of this Agreement in any applicable law, statute or rule which expands the right of a Delaware corporation to indemnify a member of its Board of Directors or an officer, employee, agent or fiduciary, it is the intent of the parties hereto that Indemnitee shall enjoy by this Agreement the greater benefits afforded by such change.  In the event of any change in any applicable law, statute or rule which narrows the right of a Delaware corporation to indemnify a member of its Board of Directors or an officer, employee, agent or fiduciary, such change, to the extent not otherwise required by such law, statute or rule to be applied to this Agreement, shall have no effect on this Agreement or the parties' rights and obligations hereunder except as set forth in Section 8(a) hereof.

                                (b)                Nonexclusivity.  The indemnification and the right to advancement of Expenses provided by this Agreement are in addition to any rights to which Indemnitee may be entitled under the Company's Certificate of Incorporation, its Bylaws, any agreement, any vote of shareholders or disinterested directors, the Delaware General Corporation Act, or otherwise.  The indemnification and the right to advancement of expenses provided by this Agreement shall continue as to Indemnitee for any action Indemnitee took or did not take while serving in an indemnified capacity even though Indemnitee may have ceased to serve in such capacity.

                4.                No Duplication of Payments.  The Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any Company insurance policy, the Certificate of Incorporation, Bylaws or otherwise) of the amounts otherwise indemnifiable hereunder.

                5.                Partial Indemnification.  If Indemnitee is entitled under any provision of this Agreement to indemnification or expense advancement by the Company for some Expenses incurred in connection with a Claim, but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify and/or advance to Indemnitee for the portion of such Expenses to which Indemnitee is so entitled.

                6.                Mutual Acknowledgement.  Both the Company and Indemnitee acknowledge that, in certain instances, Federal law or applicable law or public policy may prohibit the Company from indemnifying its directors, officers, employees, agents or fiduciaries under this Agreement or otherwise.  In addition, Indemnitee acknowledges that the Company has provided undertakings to the U.S. Securities and Exchange Commission to the effect that the Company will submit the question of the appropriateness, as a matter of law and public policy, of the indemnification of its officers, directors, agents and employees for violations of federal securities laws to a court for its determination as a matter of law.

                7.                Liability Insurance.  To the extent the Company maintains liability insurance applicable to directors, officers, employees, agents or fiduciaries, Indemnitee shall be covered by such policies in such a manner as to provide Indemnitee the same rights and benefits as are accorded to the most favorably insured of the Company's directors, if Indemnitee is a director; or of the Company's officers, if Indemnitee is not a director of the Company but is an officer; or of the Company's key employees, agents or fiduciaries, if Indemnitee is not an officer or director but is a key employee, agent or fiduciary. The Company shall use all reasonable efforts to maintain and keep in force the Company's current director and officer liability insurance policies including the current "tail" coverages (including, without limitation, the six-year tail which provides coverage for acts committed between November 1, 2000 and October 10, 2002) provided Company shall be allowed to replace current policies with policies issued by comparable insurance companies with coverage amounts at least equal to the current coverages, or as otherwise agreed by Company and Indemnitee. In the event of a change in control of the Company, Company shall cause the successor to continue to provide comparable directors and officers liability insurance to Indemnitee and use reasonable efforts to obtain multi-year tail coverage.

                8.                Exceptions.  Any other provision herein to the contrary notwithstanding, the Company shall not be obligated pursuant to the terms of this Agreement:

                                (a)                Excluded Actions or Omissions. (i) To indemnify Indemnitee for Indemnitee's acts, omissions or transactions for which Indemnitee may not be indemnified under applicable law; or (ii) to indemnify Indemnitee for Indemnitee's intentional acts or transactions in knowing violation of the Company's policies;

(b)          Claims Initiated by Indemnitee.  To indemnify or advance expenses to Indemnitee with respect to Claims initiated or brought voluntarily by Indemnitee and not by way of defense, except (i) with respect to actions or proceedings brought to establish or enforce a right to indemnification under this Agreement or any other agreement or insurance policy or under the Company's Certificate of Incorporation or Bylaws now or hereafter in effect relating to Claims for Indemnifiable Events, or (ii) in specific cases if the Board of Directors has approved the initiation or bringing of such Claim, advance expense payment or insurance recovery, as the case may be; or

Claims Under Section 16(b).  To indemnify Indemnitee for  the payment of profits arising from the purchase and sale by Indemnitee of securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, or any similar successor statute.

                9.                Period of Limitations.  No legal action shall be brought and no cause of action shall be asserted by or in the right of the Company against Indemnitee, Indemnitee's estate, spouse, heirs, executors or personal or legal representatives after the expiration of one years from the date of accrual of such cause of action, and any claim or cause of action of the Company shall be extinguished and deemed released unless asserted by the timely filing of a legal action within such one-year period; provided, however, that if any shorter period of limitations is otherwise applicable to any such cause of action, such shorter period shall govern.

                10.                Construction of Certain Phrases.

                                (a)                For purposes of this Agreement, references to the "Company" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, employees, agents or fiduciaries, so that if Indemnitee is or was a director, officer, employee, agent or fiduciary of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee, agent or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, Indemnitee shall stand in the same position under the provisions of this Agreement with respect to the resulting or surviving corporation as Indemnitee would have with respect to such constituent corporation if its separate existence had continued.

                                (b)                For purposes of this Agreement, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on Indemnitee with respect to an employee benefit plan; and references to "serving at the request of the Company" shall include any service as a director, officer, employee, agent or fiduciary of the Company which imposes duties on, or involves services by, such director, officer, employee, agent or fiduciary with respect to an employee benefit plan, its participants or its beneficiaries; and if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan, Indemnitee shall be deemed to have acted in a manner "not opposed to the best interests of the Company" as referred to in this Agreement.

                                (c)                For purposes of this Agreement a "Change in Control" shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the shareholders of the Company in substantially the same proportions as their ownership of stock of the Company, (A) who is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 10% or more of the combined voting power of the Company's then outstanding Voting Securities, increases his beneficial ownership of such securities by 5% or more over the percentage so owned by such person, or (B) becomes the "beneficial owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing more than 20% of the total voting power represented by the Company's then outstanding Voting Securities, (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company and any new director whose election by the Board of Directors or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof, or (iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation other than a merger or consolidation which would result in the Voting Securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into Voting Securities of the surviving entity) at least 80% of the total voting power represented by the Voting Securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of (in one transaction or a series of transactions) all or substantially all of the Company's assets.

                                (d)                For purposes of this Agreement, "Independent Legal Counsel" shall mean a firm of attorneys of national standing with appropriate expertise, selected by indemnitee and reasonably acceptable to Company, who is qualified to render the opinion under applicable law and who shall not have otherwise performed services for the Company or Indemnitee within the last five (5) years (other than with respect to matters concerning the rights of Indemnitee under this Agreement, or of other indemnitees under similar agreements).

                                (e)                For purposes of this Agreement, a "Reviewing Party" shall mean any appropriate person or body consisting of a member or members of the Company's Board of Directors or any other person or body appointed by the Board of Directors who is not a party to the particular Claim for which Indemnitee is seeking indemnification, or Independent Legal Counsel provided, however, that following a change of control, the Reviewing Party shall always be Independent Legal Counsel.

                                (f)                For purposes of this Agreement, "Voting Securities" shall mean any securities of the Company that vote generally in the election of directors.

                11.                Counterparts.  This Agreement may be executed in one or more counterparts, each of which shall constitute an original.

                12.                Binding Effect; Successors and Assigns.  This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, and personal and legal representatives.  The Company shall require and cause any successor (whether direct or indirect by purchase, merger, consolidation or otherwise) to all, substantially all, or a substantial part, of the business and/or assets of the Company, by written agreement in form and substance satisfactory to Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.  This Agreement shall continue in effect with respect to Claims relating to Indemnifiable Events regardless of whether Indemnitee continues to serve as a director, officer, employee, agent or fiduciary of the Company or of any other enterprise at the Company's request.

                13.                Attorneys' Fees.  In the event that any action is instituted by Indemnitee under this Agreement or under any liability insurance policies maintained by the Company to enforce or interpret any of the terms hereof or thereof, the Company shall advance all Expenses incurred by Indemnitee in such action, provided that Indemnitee shall reimburse the Company for such advanced Expenses in the event Indemnitee does not prevail in the action.  In the event of an action instituted by or in the name of the Company under this Agreement to enforce or interpret any of the terms of this Agreement, Indemnitee shall be entitled to be paid all Expenses incurred by Indemnitee in defense of such action (including costs and expenses incurred with respect to Indemnitee counterclaims and cross-claims made in such action), and shall be entitled to the advancement of Expenses with respect to such action provided that Indemnitee shall reimburse the Company for such advanced Expenses in the event Indemnitee does not prevail in the action.

                14.                Notice.  All notices and other communications required or permitted hereunder shall be in writing, shall be effective when given, and shall in any event be deemed to be given (a) five (5) days after deposit with the U.S. Postal Service or other applicable postal service, if delivered by first class mail, postage prepaid, (b) upon delivery, if delivered by hand, (c) one business day after the business day of deposit with Federal Express or similar overnight courier, freight prepaid, or (d) one day after the business day of delivery by facsimile transmission, if delivered by facsimile transmission, with copy by first class mail, postage prepaid, and shall be addressed if to Indemnitee, at Indemnitee's address as set forth beneath Indemnitee's signature to this Agreement and if to the Company at the address of its principal corporate offices (attention: Secretary) or at such other address as such party may designate by ten days' advance written notice to the other party hereto.

                15.                Arbitration.  The parties shall use good faith efforts to resolve any disputes.  Any unresolved disputes shall be submitted by arbitration at a mutually agreed upon location in New York; provided, however, that nothing in this Section shall restrict the right of either party to apply to a court of competent jurisdiction for emergency relief pending final determination of a claim by arbitration in accordance with this Section.  All arbitration shall be conducted in accordance with the rules and regulations of the American Arbitration Association, in force at the time of any such dispute, by a single arbitrator selected by  Company and Indemnitee, provided, however, that in the event Company and Indemnitee are unable to agree upon an arbitrator, the arbitration shall be conducted by a panel of three (3) arbitrators , one (1) selected by Company , one (1) selected by Indemnitee, and the third (3rd) selected by the other two (2) arbitrators.  The decision of the arbitrator(s), based upon written findings of fact and conclusions of law, shall be binding upon the parties; and judgment in accordance with that decision may be entered in any court having jurisdiction thereof.  In no event shall the arbitrator(s) be authorized to grant any punitive, incidental or consequential damages of any nature or kind whatsoever.

                16.                Severability.  The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) are held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable, and the remaining provisions shall remain enforceable to the fullest extent permitted by law.  Furthermore, to the fullest extent possible, the provisions of this Agreement (including, without limitation, each portion of this Agreement containing any provision held to be invalid, void or otherwise unenforceable, that is not itself invalid, void or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

                17.                Choice of Law.  This Agreement shall be governed by and its provisions construed and enforced in accordance with the laws of the State of Delaware, as applied to contracts between Colorado residents, entered into and to be performed entirely within the State of Colorado, without regard to the conflict of laws principles thereof.

                18.                Subrogation.  In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee who shall execute all documents required and shall do all acts that may be necessary to secure such rights and to enable the Company effectively to bring suit to enforce such rights.

                19.                Amendment and Termination.  No amendment, modification, termination or cancellation of this Agreement shall be effective unless it is in writing signed by both the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

                20.                Integration and Entire Agreement.  This Agreement sets forth the entire understanding between the parties hereto and supersedes and merges all previous written and oral negotiations, commitments, understandings and agreements relating to the subject matter hereof between the parties hereto.

                21.                No Construction as Employment Agreement.  Nothing contained in this Agreement shall be construed as giving Indemnitee any right to be retained in the employ of the Company or any of its subsidiaries or to be retained as an officer, director, employee or agent of the Company for any period of time.

THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK

                IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

ICG COMMUNICATIONS, INC.

/s/Bernard L. Zuroff

By:  Bernard L. Zuroff

General Counsel and Executive Vice President

AGREED TO AND ACCEPTED BY:

/s/William J. Connors

Signature

William J. Connors

Printed Name

Exhibit 10.11

ICG COMMUNICATIONS, INC.

INDEMNIFICATION AND

ADVANCEMENT OF EXPENSES AGREEMENT

This Agreement ("Agreement") is entered into as of this 20th day of March, 2003 by and between ICG Communications, Inc., a Delaware corporation (the "Company") and Timothy Price ("Indemnitee").

RECITALS

                A.                The Company and Indemnitee recognize the significant increases in the cost of liability insurance for the Company's directors, officers, employees, agents and fiduciaries.

                B.                The Company and Indemnitee further recognize the substantial increase in corporate litigation in general, subjecting directors, officers, employees, agents and fiduciaries to expensive litigation risks at the same time as the availability and coverage of liability insurance has been severely limited.

                C.                Indemnitee and the Company are concerned that the current protection available to Indemnitee may prove to be inadequate under the circumstances, and Indemnitee and other directors, officers, employees, agents and fiduciaries of the Company may not be willing to continue to serve in such capacities without additional protection.

                D.                The Company desires to attract and retain the services of highly qualified individuals, such as Indemnitee, to serve the Company and, in part, in order to induce Indemnitee to continue to provide services to the Company, wishes to provide for the indemnification and the advancement of expenses to Indemnitee to the maximum extent permitted by law.

                E.                In view of the considerations set forth above, the Company desires that Indemnitee be indemnified by the Company as set forth herein.

                NOW, THEREFORE, the Company and Indemnitee hereby agree as follows:

                1.                Indemnification.

                (a)                Indemnification.  In addition to and not in substitution for Indemnitee's rights under the Company's Certificate of Incorporation and Bylaws, in the event that Indemnitee was or is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, or in the event that Indemnitee's interests are impacted by, any threatened, pending or completed action, suit, proceeding or alternative dispute resolution mechanism, or any hearing, formal or informal, inquiry or investigation whether civil, criminal, administrative, investigative or other (hereinafter a "CLAIM") by reason of (or arising out of) Indemnitee's service as an officer, director, agent or employee of the Company, or by reason of any action or inaction on the part of Indemnitee while serving in such capacity (hereinafter an "INDEMNIFIABLE EVENT") the Company shall indemnify Indemnitee to the fullest extent permitted by law against any and all expenses (including attorneys' (both outside counsel and in-house counsel), professionals' and experts' fees and any similar fees and all other costs, expenses and obligations incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in, any such action, suit, proceeding, alternative dispute resolution mechanism, hearing, inquiry or investigation), judgments, fines, penalties and amounts paid in settlement (if such settlement is approved in advance by the Company, which approval shall not be unreasonably withheld) of such Claim and any federal, state, local or foreign taxes imposed on Indemnitee as a result of the actual or deemed receipt of any payments under this Agreement (collectively, hereinafter "EXPENSES"), including all interest, assessments and other charges paid or payable in connection with or in respect of such Expenses.  Such payment of Expenses shall be made by the Company as soon as practicable but in any event no later than thirty (30) days after written demand by Indemnitee therefor is presented to the Company.

                                (b)                Reviewing Party.  Notwithstanding the foregoing, (i) the obligations of the Company under Section 1(a) shall be subject to the condition that the Reviewing Party (as described in Section 10(e) hereof) shall not have determined (in a written opinion, in any case in which the Independent Legal Counsel referred to in Section 1(c) hereof is involved) that Indemnitee would not be permitted to be indemnified under applicable law, and (ii) the obligation of the Company to make an advance payment of Expenses to Indemnitee pursuant to Section 2(a) (an "EXPENSE ADVANCE") shall be subject to the condition that, if, when and to the extent that the Reviewing Party determines that Indemnitee would not be permitted to be so indemnified under applicable law, the Company shall be entitled to be reimbursed by Indemnitee, and Indemnitee hereby agrees to reimburse the Company for all such amounts theretofore paid; provided, however, that if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent jurisdiction to secure a determination that Indemnitee should be indemnified under applicable law, any determination made by the Reviewing Party that Indemnitee would not be permitted to be indemnified under applicable law shall not be binding and shall be excluded from evidence and Indemnitee shall not be required to reimburse the Company for any Expense Advance until a final judicial determination is made with respect thereto (as to which all rights of appeal therefrom have been exhausted or lapsed).  Indemnitee's obligation to reimburse the Company for any Expense Advance shall be unsecured, require no bond, and no interest shall be charged thereon.  If there has not been a Change in Control (as defined in Section 10(c) hereof), the Reviewing Party shall be selected by the Board of Directors and reasonably acceptable to Indemnitee, and if there has been such a Change in Control, the Reviewing Party shall be the Independent Legal Counsel referred to in Section 1(c) hereof.  If there has been no determination by the Reviewing Party or if the Reviewing Party determines that Indemnitee substantively would not be permitted to be indemnified in whole or in part under applicable law, Indemnitee shall have the right to commence litigation, at Indemnitee's own expense, seeking an initial determination by the court or challenging any such determination by the Reviewing Party or any aspect thereof, including the legal or factual bases therefor, and the Company hereby consents to service of process and to appear in any such proceeding. For avoidance of doubt, the fact that there has been no determination by the Reviewing Party is not a basis for Company to deny or avoid indemnification of or making advance expense payments to the Indemnitee.  Any determination by the Reviewing Party otherwise shall be conclusive and binding on the Company and, if Indemnitee prevails, in whole or in part, in any such litigation, then Indemnitee's costs in bringing such litigation shall be considered Expenses subject to reimbursement hereunder. For avoidance of doubt, the Company has no right to litigate, arbitrate or otherwise appeal or overturn the Reviewing Party's determination.

                                (c)                Change in Control. The Company agrees that, if there is a Change in Control of the Company , then Independent Legal Counsel (as defined in Section 10(d) hereof) with respect to all matters concerning the rights of Indemnitee to payment of Expenses and Expense Advances under this Agreement, any other agreement or the Company's Certificate of Incorporation or Bylaws, shall be selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld).  Such counsel, among other things, shall render its written opinion to the Company and Indemnitee as to whether and to what extent Indemnitee would be permitted to be indemnified under applicable law and the Company agrees to abide by such opinion by advancing Expenses and indemnifying Indemnitee to the fullest extent permitted by such law.  The Company agrees to pay the reasonable fees of the Independent Legal Counsel referred to above and to fully indemnify such counsel against any and all expenses (including attorneys' and other professionals' fees and expenses), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto.

                                (d)                Mandatory Payment of Expenses.  Notwithstanding any other provision of this Agreement other than Section 9 hereof, to the extent that Indemnitee has been successful on the merits or otherwise, including, without limitation, the dismissal of an action without prejudice, in defense of any action, suit, proceeding, inquiry or investigation referred to in Section (1)(a) hereof or in the defense of any claim, issue or matter therein, Indemnitee shall be indemnified against all Expenses incurred by Indemnitee in connection therewith to the fullest extent permitted and/or required by law.

                2.                Expenses; Indemnification Procedure.

                                (a)                Advancement of Expenses.  The Company shall advance all Expenses incurred by Indemnitee.  The advances to be made hereunder shall be paid by the Company to Indemnitee as soon as practicable but in any event no later than thirty (30) days after written demand by Indemnitee therefor to the Company.

                                (b)                Notice/Cooperation by Indemnitee.  Indemnitee shall, as a condition precedent to Indemnitee's right to be indemnified under this Agreement, give the Company notice in writing as soon as practicable of any Claim made against Indemnitee for which indemnification will be sought under this Agreement, provided, however, that unless the failure to notify causes material prejudice to the Company, the Indemnitee's failure to notify shall not relieve Company from its obligations to indemnify or pay expenses under this Agreement.  Notice to the Company shall be directed to the Chief Financial Officer of the Company at the Company's principal offices or such other address as the Company shall designate in writing to Indemnitee.  In addition, Indemnitee shall give the Company such non-privileged information and cooperation as it may reasonably require and as shall be within Indemnitee's reasonable control, provided Indemnitee shall not be required to give the Company any information in violation of law, regulation, order or agreement of confidentiality with a third party. Company shall notify Indemnitee in writing as soon as practicable in the event Company becomes aware of any potential claims against Indemnitee arising in connection with Indemnitee's service to the Company.

                                (c)                No Presumptions; Burden of Proof.  For purposes of this Agreement, the termination of any Claim by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law.  In addition, neither the failure of the Reviewing Party to have made a determination as to whether Indemnitee has met any particular standard of conduct or had any particular belief, nor an actual determination by the Reviewing Party that Indemnitee has not met such standard of conduct or did not have such belief, prior to the commencement of legal proceedings by Indemnitee to secure a judicial determination that Indemnitee should be indemnified under applicable law, shall be a defense to Indemnitee's claim or create a presumption that Indemnitee has not met any particular standard of conduct or did not have any particular belief.  In connection with any determination by the Reviewing Party or otherwise as to whether Indemnitee is entitled to be indemnified hereunder, the burden of proof shall be on the Company to establish that Indemnitee is not so entitled by clear and convincing evidence.

                                (d)                Notice to Insurers.  If, at the time of the receipt by the Company of a notice of a Claim pursuant to Section 2(b) hereof, the Company has liability insurance in effect which may cover such Claim, the Company shall give prompt notice of the commencement of such Claim to the insurer(s) in accordance with the procedures set forth in all potentially applicable insurance policies.  The Company shall thereafter take all necessary or desirable action to cause such insurer(s) to pay, on behalf of Indemnitee, all amounts payable as a result of such action, suit, proceeding, inquiry or investigation in accordance with the terms of such policies, provided, however, that a delay or failure by any such insurer to make such payments shall not relieve the Company from its obligations to pay all Expenses and Expense Advances as required by this Agreement.

                                (e)                Selection of Counsel.  In the event the Company shall be obligated hereunder to pay the Expenses or Expense Advances of any Claim, the Company shall be entitled to assume the defense of such Claim with counsel of national standing and appropriate expertise and approved by Indemnitee, which approval shall not be unreasonably withheld, upon the delivery to Indemnitee of written notice of its election so to do.  After delivery of such notice, approval of such counsel by Indemnitee and the retention of such counsel by the Company, the Company will not be liable to Indemnitee under this Agreement for any fees of counsel subsequently incurred by Indemnitee with respect to the same Claim; provided that, (i) Indemnitee shall have the right to employ Indemnitee's counsel in any such Claim at Indemnitee's expense and (ii) if (A) the employment of counsel by Indemnitee has been previously authorized by the Company and has not subsequently been withdrawn, (B) Indemnitee shall have reasonably concluded that there is a possible conflict of interest between the Company and Indemnitee or between Indemnitee and any other director or officer or other person who is jointly represented by the same counsel as Indemnitee in the conduct of any such defense, or (C) the Company shall not continue to retain such counsel to defend such Claim, then the fees and expenses of Indemnitee's counsel shall be at the expense of the Company.  At Company's expense Indemnitee may employ counsel to determine whether such a possible conflict exists which determination shall bind Company. The Company shall have the right to conduct such defense as it sees fit in its sole discretion, including the right to settle any claim against Indemnitee without the consent of Indemnitee, provided that Company must have Indemnitee's written consent to any such settlement if it involves any admission of impropriety or wrongdoing by Indemnitee or imposes any obligations on Indemnitee (financial or otherwise).

                3.                Additional Indemnification Rights; Nonexclusivity.

                                (a)                Scope.  The Company hereby agrees to indemnify Indemnitee for any Indemnifiable Event to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the other provisions of this Agreement, the Company's Certificate of Incorporation, the Company's Bylaws or by statute.  In the event of any change after the date of this Agreement in any applicable law, statute or rule which expands the right of a Delaware corporation to indemnify a member of its Board of Directors or an officer, employee, agent or fiduciary, it is the intent of the parties hereto that Indemnitee shall enjoy by this Agreement the greater benefits afforded by such change.  In the event of any change in any applicable law, statute or rule which narrows the right of a Delaware corporation to indemnify a member of its Board of Directors or an officer, employee, agent or fiduciary, such change, to the extent not otherwise required by such law, statute or rule to be applied to this Agreement, shall have no effect on this Agreement or the parties' rights and obligations hereunder except as set forth in Section 8(a) hereof.

                                (b)                Nonexclusivity.  The indemnification and the right to advancement of Expenses provided by this Agreement are in addition to any rights to which Indemnitee may be entitled under the Company's Certificate of Incorporation, its Bylaws, any agreement, any vote of shareholders or disinterested directors, the Delaware General Corporation Act, or otherwise.  The indemnification and the right to advancement of expenses provided by this Agreement shall continue as to Indemnitee for any action Indemnitee took or did not take while serving in an indemnified capacity even though Indemnitee may have ceased to serve in such capacity.

                4.                No Duplication of Payments.   The Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any Company insurance policy, the Certificate of Incorporation, Bylaws or otherwise) of the amounts otherwise indemnifiable hereunder.

                5.                Partial Indemnification.  If Indemnitee is entitled under any provision of this Agreement to indemnification or expense advancement by the Company for some Expenses incurred in connection with a Claim, but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify and/or advance to Indemnitee for the portion of such Expenses to which Indemnitee is so entitled.

                6.                Mutual Acknowledgement.  Both the Company and Indemnitee acknowledge that, in certain instances, Federal law or applicable law or public policy may prohibit the Company from indemnifying its directors, officers, employees, agents or fiduciaries under this Agreement or otherwise.  In addition, Indemnitee acknowledges that the Company has provided undertakings to the U.S. Securities and Exchange Commission to the effect that the Company will submit the question of the appropriateness, as a matter of law and public policy, of the indemnification of its officers, directors, agents and employees for violations of federal securities laws to a court for its determination as a matter of law.

                7.                Liability Insurance.  To the extent the Company maintains liability insurance applicable to directors, officers, employees, agents or fiduciaries, Indemnitee shall be covered by such policies in such a manner as to provide Indemnitee the same rights and benefits as are accorded to the most favorably insured of the Company's directors, if Indemnitee is a director; or of the Company's officers, if Indemnitee is not a director of the Company but is an officer; or of the Company's key employees, agents or fiduciaries, if Indemnitee is not an officer or director but is a key employee, agent or fiduciary. The Company shall use all reasonable efforts to  maintain and keep in force the Company's current director and officer liability insurance policies including the current "tail" coverages (including, without limitation, the six-year tail which provides coverage for acts committed between November 1, 2000 and October 10, 2002) provided Company shall be allowed to replace current policies with policies issued by comparable insurance companies with coverage amounts at least equal to the current coverages, or as otherwise agreed by Company and Indemnitee. In the event of a change in control of the Company, Company shall cause the successor to continue to provide comparable directors and officers liability insurance to Indemnitee and use reasonable efforts to obtain multi-year tail coverage.

                8.                Exceptions.  Any other provision herein to the contrary notwithstanding, the Company shall not be obligated pursuant to the terms of this Agreement:

                                (a)                Excluded Actions or Omissions. (i) To indemnify Indemnitee for Indemnitee's acts, omissions or transactions for which Indemnitee may not be indemnified under applicable law; or (ii) to indemnify Indemnitee for Indemnitee's intentional acts or transactions in knowing violation of the Company's policies;

(b)          Claims Initiated by Indemnitee.  To indemnify or advance expenses to Indemnitee with respect to Claims initiated or brought voluntarily by Indemnitee and not by way of defense, except (i) with respect to actions or proceedings brought to establish or enforce a right to indemnification under this Agreement or any other agreement or insurance policy or under the Company's Certificate of Incorporation or Bylaws now or hereafter in effect relating to Claims for Indemnifiable Events, or (ii) in specific cases if the Board of Directors has approved the initiation or bringing of such Claim, advance expense payment or insurance recovery, as the case may be; or

Claims Under Section 16(b).  To indemnify Indemnitee for  the payment of profits arising from the purchase and sale by Indemnitee of securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, or any similar successor statute.

                9.                Period of Limitations.  No legal action shall be brought and no cause of action shall be asserted by or in the right of the Company against Indemnitee, Indemnitee's estate, spouse, heirs, executors or personal or legal representatives after the expiration of one years from the date of accrual of such cause of action, and any claim or cause of action of the Company shall be extinguished and deemed released unless asserted by the timely filing of a legal action within such one-year period; provided, however, that if any shorter period of limitations is otherwise applicable to any such cause of action, such shorter period shall govern.

                10.                Construction of Certain Phrases.

                                (a)                For purposes of this Agreement, references to the "Company" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, employees, agents or fiduciaries, so that if Indemnitee is or was a director, officer, employee, agent or fiduciary of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee, agent or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, Indemnitee shall stand in the same position under the provisions of this Agreement with respect to the resulting or surviving corporation as Indemnitee would have with respect to such constituent corporation if its separate existence had continued.

                                (b)                For purposes of this Agreement, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on Indemnitee with respect to an employee benefit plan; and references to "serving at the request of the Company" shall include any service as a director, officer, employee, agent or fiduciary of the Company which imposes duties on, or involves services by, such director, officer, employee, agent or fiduciary with respect to an employee benefit plan, its participants or its beneficiaries; and if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan, Indemnitee shall be deemed to have acted in a manner "not opposed to the best interests of the Company" as referred to in this Agreement.

                                (c)                For purposes of this Agreement a "Change in Control" shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the shareholders of the Company in substantially the same proportions as their ownership of stock of the Company, (A) who is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 10% or more of the combined voting power of the Company's then outstanding Voting Securities, increases his beneficial ownership of such securities by 5% or more over the percentage so owned by such person, or (B) becomes the "beneficial owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing more than 20% of the total voting power represented by the Company's then outstanding Voting Securities, (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company and any new director whose election by the Board of Directors or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof, or (iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation other than a merger or consolidation which would result in the Voting Securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into Voting Securities of the surviving entity) at least 80% of the total voting power represented by the Voting Securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of (in one transaction or a series of transactions) all or substantially all of the Company's assets.

                                (d)                For purposes of this Agreement, "Independent Legal Counsel" shall mean a firm of attorneys of national standing with appropriate expertise, selected by indemnitee and reasonably acceptable to Company, who is qualified to render the opinion under applicable law and who shall not have otherwise performed services for the Company or Indemnitee within the last five (5) years (other than with respect to matters concerning the rights of Indemnitee under this Agreement, or of other indemnitees under similar agreements).

                                (e)                For purposes of this Agreement, a "Reviewing Party" shall mean any appropriate person or body consisting of a member or members of the Company's Board of Directors or any other person or body appointed by the Board of Directors who is not a party to the particular Claim for which Indemnitee is seeking indemnification, or Independent Legal Counsel provided, however, that following a change of control, the Reviewing Party shall always be Independent Legal Counsel.

                                (f)                For purposes of this Agreement, "Voting Securities" shall mean any securities of the Company that vote generally in the election of directors.

                11.                Counterparts.  This Agreement may be executed in one or more counterparts, each of which shall constitute an original.

                12.                Binding Effect; Successors and Assigns.  This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, and personal and legal representatives.  The Company shall require and cause any successor (whether direct or indirect by purchase, merger, consolidation or otherwise) to all, substantially all, or a substantial part, of the business and/or assets of the Company, by written agreement in form and substance satisfactory to Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.  This Agreement shall continue in effect with respect to Claims relating to Indemnifiable Events regardless of whether Indemnitee continues to serve as a director, officer, employee, agent or fiduciary of the Company or of any other enterprise at the Company's request.

                13.                Attorneys' Fees.  In the event that any action is instituted by Indemnitee under this Agreement or under any liability insurance policies maintained by the Company to enforce or interpret any of the terms hereof or thereof, the Company shall advance all Expenses incurred by Indemnitee in such action, provided that Indemnitee shall reimburse the Company for such advanced Expenses in the event Indemnitee does not prevail in the action.  In the event of an action instituted by or in the name of the Company under this Agreement to enforce or interpret any of the terms of this Agreement, Indemnitee shall be entitled to be paid all Expenses incurred by Indemnitee in defense of such action (including costs and expenses incurred with respect to Indemnitee counterclaims and cross-claims made in such action), and shall be entitled to the advancement of Expenses with respect to such action provided that Indemnitee shall reimburse the Company for such advanced Expenses in the event Indemnitee does not prevail in the action.

                14.                Notice.  All notices and other communications required or permitted hereunder shall be in writing, shall be effective when given, and shall in any event be deemed to be given (a) five (5) days after deposit with the U.S. Postal Service or other applicable postal service, if delivered by first class mail, postage prepaid, (b) upon delivery, if delivered by hand, (c) one business day after the business day of deposit with Federal Express or similar overnight courier, freight prepaid, or (d) one day after the business day of delivery by facsimile transmission, if delivered by facsimile transmission, with copy by first class mail, postage prepaid, and shall be addressed if to Indemnitee, at Indemnitee's address as set forth beneath Indemnitee's signature to this Agreement and if to the Company at the address of its principal corporate offices (attention: Secretary) or at such other address as such party may designate by ten days' advance written notice to the other party hereto.

                15.                Arbitration.  The parties shall use good faith efforts to resolve any disputes.  Any unresolved disputes shall be submitted by arbitration at a mutually agreed upon location in New York; provided, however, that nothing in this Section shall restrict the right of either party to apply to a court of competent jurisdiction for emergency relief pending final determination of a claim by arbitration in accordance with this Section.  All arbitration shall be conducted in accordance with the rules and regulations of the American Arbitration Association, in force at the time of any such dispute, by a single arbitrator selected by  Company and Indemnitee, provided, however, that in the event Company and Indemnitee are unable to agree upon an arbitrator, the arbitration shall be conducted by a panel of three (3) arbitrators , one (1) selected by Company , one (1) selected by Indemnitee, and the third (3rd) selected by the other two (2) arbitrators.  The decision of the arbitrator(s), based upon written findings of fact and conclusions of law, shall be binding upon the parties; and judgment in accordance with that decision may be entered in any court having jurisdiction thereof.  In no event shall the arbitrator(s) be authorized to grant any punitive, incidental or consequential damages of any nature or kind whatsoever.

                16.                Severability.  The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) are held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable, and the remaining provisions shall remain enforceable to the fullest extent permitted by law.  Furthermore, to the fullest extent possible, the provisions of this Agreement (including, without limitation, each portion of this Agreement containing any provision held to be invalid, void or otherwise unenforceable, that is not itself invalid, void or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

                17.                Choice of Law.  This Agreement shall be governed by and its provisions construed and enforced in accordance with the laws of the State of Delaware, as applied to contracts between Colorado residents, entered into and to be performed entirely within the State of Colorado, without regard to the conflict of laws principles thereof.

                18.                Subrogation.  In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee who shall execute all documents required and shall do all acts that may be necessary to secure such rights and to enable the Company effectively to bring suit to enforce such rights.

                19.                Amendment and Termination.  No amendment, modification, termination or cancellation of this Agreement shall be effective unless it is in writing signed by both the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

                20.                Integration and Entire Agreement.  This Agreement sets forth the entire understanding between the parties hereto and supersedes and merges all previous written and oral negotiations, commitments, understandings and agreements relating to the subject matter hereof between the parties hereto.

                21.                No Construction as Employment Agreement.  Nothing contained in this Agreement shall be construed as giving Indemnitee any right to be retained in the employ of the Company or any of its subsidiaries or to be retained as an officer, director, employee or agent of the Company for any period of time.

THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK

                IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

ICG COMMUNICATIONS, INC.

/s/Bernard L. Zuroff

By:  Bernard L. Zuroff

General Counsel and Executive Vice President

AGREED TO AND ACCEPTED BY:

/s/Timothy F. Price

Signature

Timothy F. Price

Printed Name

Exhibit 10.12

ICG COMMUNICATIONS, INC.

INDEMNIFICATION AND

ADVANCEMENT OF EXPENSES AGREEMENT

This Agreement ("Agreement") is entered into as of this 17th day of March, 2003 by and between ICG Communications, Inc., a Delaware corporation (the "Company") and Joseph Thornton ("Indemnitee").

RECITALS

                A.                The Company and Indemnitee recognize the significant increases in the cost of liability insurance for the Company's directors, officers, employees, agents and fiduciaries.

                B.                The Company and Indemnitee further recognize the substantial increase in corporate litigation in general, subjecting directors, officers, employees, agents and fiduciaries to expensive litigation risks at the same time as the availability and coverage of liability insurance has been severely limited.

                C.                Indemnitee and the Company are concerned that the current protection available to Indemnitee may prove to be inadequate under the circumstances, and Indemnitee and other directors, officers, employees, agents and fiduciaries of the Company may not be willing to continue to serve in such capacities without additional protection.

                D.                The Company desires to attract and retain the services of highly qualified individuals, such as Indemnitee, to serve the Company and, in part, in order to induce Indemnitee to continue to provide services to the Company, wishes to provide for the indemnification and the advancement of expenses to Indemnitee to the maximum extent permitted by law.

                E.                In view of the considerations set forth above, the Company desires that Indemnitee be indemnified by the Company as set forth herein.

                NOW, THEREFORE, the Company and Indemnitee hereby agree as follows:

                1.                Indemnification.

                (a)                Indemnification.  In addition to and not in substitution for Indemnitee's rights under the Company's Certificate of Incorporation and Bylaws, in the event that Indemnitee was or is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, or in the event that Indemnitee's interests are impacted by, any threatened, pending or completed action, suit, proceeding or alternative dispute resolution mechanism, or any hearing, formal or informal, inquiry or investigation whether civil, criminal, administrative, investigative or other (hereinafter a "CLAIM") by reason of (or arising out of) Indemnitee's service as an officer, director, agent or employee of the Company, or by reason of any action or inaction on the part of Indemnitee while serving in such capacity (hereinafter an "INDEMNIFIABLE EVENT") the Company shall indemnify Indemnitee to the fullest extent permitted by law against any and all expenses (including attorneys' (both outside counsel and in-house counsel), professionals' and experts' fees and any similar fees and all other costs, expenses and obligations incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in, any such action, suit, proceeding, alternative dispute resolution mechanism, hearing, inquiry or investigation), judgments, fines, penalties and amounts paid in settlement (if such settlement is approved in advance by the Company, which approval shall not be unreasonably withheld) of such Claim and any federal, state, local or foreign taxes imposed on Indemnitee as a result of the actual or deemed receipt of any payments under this Agreement (collectively, hereinafter "EXPENSES"), including all interest, assessments and other charges paid or payable in connection with or in respect of such Expenses.  Such payment of Expenses shall be made by the Company as soon as practicable but in any event no later than thirty (30) days after written demand by Indemnitee therefor is presented to the Company.

                                (b)                Reviewing Party.  Notwithstanding the foregoing, (i) the obligations of the Company under Section 1(a) shall be subject to the condition that the Reviewing Party (as described in Section 10(e) hereof) shall not have determined (in a written opinion, in any case in which the Independent Legal Counsel referred to in Section 1(c) hereof is involved) that Indemnitee would not be permitted to be indemnified under applicable law, and (ii) the obligation of the Company to make an advance payment of Expenses to Indemnitee pursuant to Section 2(a) (an "EXPENSE ADVANCE") shall be subject to the condition that, if, when and to the extent that the Reviewing Party determines that Indemnitee would not be permitted to be so indemnified under applicable law, the Company shall be entitled to be reimbursed by Indemnitee, and Indemnitee hereby agrees to reimburse the Company for all such amounts theretofore paid; provided, however, that if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent jurisdiction to secure a determination that Indemnitee should be indemnified under applicable law, any determination made by the Reviewing Party that Indemnitee would not be permitted to be indemnified under applicable law shall not be binding and shall be excluded from evidence and Indemnitee shall not be required to reimburse the Company for any Expense Advance until a final judicial determination is made with respect thereto (as to which all rights of appeal therefrom have been exhausted or lapsed).  Indemnitee's obligation to reimburse the Company for any Expense Advance shall be unsecured, require no bond, and no interest shall be charged thereon.  If there has not been a Change in Control (as defined in Section 10(c) hereof), the Reviewing Party shall be selected by the Board of Directors and reasonably acceptable to Indemnitee, and if there has been such a Change in Control, the Reviewing Party shall be the Independent Legal Counsel referred to in Section 1(c) hereof.  If there has been no determination by the Reviewing Party or if the Reviewing Party determines that Indemnitee substantively would not be permitted to be indemnified in whole or in part under applicable law, Indemnitee shall have the right to commence litigation, at Indemnitee's own expense, seeking an initial determination by the court or challenging any such determination by the Reviewing Party or any aspect thereof, including the legal or factual bases therefor, and the Company hereby consents to service of process and to appear in any such proceeding. For avoidance of doubt, the fact that there has been no determination by the Reviewing Party is not a basis for Company to deny or avoid indemnification of or making advance expense payments to the Indemnitee.  Any determination by the Reviewing Party otherwise shall be conclusive and binding on the Company and, if Indemnitee prevails, in whole or in part, in any such litigation, then Indemnitee's costs in bringing such litigation shall be considered Expenses subject to reimbursement hereunder. For avoidance of doubt, the Company has no right to litigate, arbitrate or otherwise appeal or overturn the Reviewing Party's determination.

                                (c)                Change in Control. The Company agrees that, if there is a Change in Control of the Company , then Independent Legal Counsel (as defined in Section 10(d) hereof) with respect to all matters concerning the rights of Indemnitee to payment of Expenses and Expense Advances under this Agreement, any other agreement or the Company's Certificate of Incorporation or Bylaws, shall be selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld).  Such counsel, among other things, shall render its written opinion to the Company and Indemnitee as to whether and to what extent Indemnitee would be permitted to be indemnified under applicable law and the Company agrees to abide by such opinion by advancing Expenses and indemnifying Indemnitee to the fullest extent permitted by such law.  The Company agrees to pay the reasonable fees of the Independent Legal Counsel referred to above and to fully indemnify such counsel against any and all expenses (including attorneys' and other professionals' fees and expenses), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto.

                                (d)                Mandatory Payment of Expenses.  Notwithstanding any other provision of this Agreement other than Section 9 hereof, to the extent that Indemnitee has been successful on the merits or otherwise, including, without limitation, the dismissal of an action without prejudice, in defense of any action, suit, proceeding, inquiry or investigation referred to in Section (1)(a) hereof or in the defense of any claim, issue or matter therein, Indemnitee shall be indemnified against all Expenses incurred by Indemnitee in connection therewith to the fullest extent permitted and/or required by law.

                2.                Expenses; Indemnification Procedure.

                                (a)                Advancement of Expenses.  The Company shall advance all Expenses incurred by Indemnitee.  The advances to be made hereunder shall be paid by the Company to Indemnitee as soon as practicable but in any event no later than thirty (30) days after written demand by Indemnitee therefor to the Company.

                                (b)                Notice/Cooperation by Indemnitee.  Indemnitee shall, as a condition precedent to Indemnitee's right to be indemnified under this Agreement, give the Company notice in writing as soon as practicable of any Claim made against Indemnitee for which indemnification will be sought under this Agreement, provided, however, that unless the failure to notify causes material prejudice to the Company, the Indemnitee's failure to notify shall not relieve Company from its obligations to indemnify or pay expenses under this Agreement.  Notice to the Company shall be directed to the Chief Financial Officer of the Company at the Company's principal offices or such other address as the Company shall designate in writing to Indemnitee.  In addition, Indemnitee shall give the Company such non-privileged information and cooperation as it may reasonably require and as shall be within Indemnitee's reasonable control, provided Indemnitee shall not be required to give the Company any information in violation of law, regulation, order or agreement of confidentiality with a third party. Company shall notify Indemnitee in writing as soon as practicable in the event Company becomes aware of any potential claims against Indemnitee arising in connection with Indemnitee's service to the Company.

                                (c)                No Presumptions; Burden of Proof.  For purposes of this Agreement, the termination of any Claim by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law.  In addition, neither the failure of the Reviewing Party to have made a determination as to whether Indemnitee has met any particular standard of conduct or had any particular belief, nor an actual determination by the Reviewing Party that Indemnitee has not met such standard of conduct or did not have such belief, prior to the commencement of legal proceedings by Indemnitee to secure a judicial determination that Indemnitee should be indemnified under applicable law, shall be a defense to Indemnitee's claim or create a presumption that Indemnitee has not met any particular standard of conduct or did not have any particular belief.  In connection with any determination by the Reviewing Party or otherwise as to whether Indemnitee is entitled to be indemnified hereunder, the burden of proof shall be on the Company to establish that Indemnitee is not so entitled by clear and convincing evidence.

                                (d)                Notice to Insurers.  If, at the time of the receipt by the Company of a notice of a Claim pursuant to Section 2(b) hereof, the Company has liability insurance in effect which may cover such Claim, the Company shall give prompt notice of the commencement of such Claim to the insurer(s) in accordance with the procedures set forth in all potentially applicable insurance policies.  The Company shall thereafter take all necessary or desirable action to cause such insurer(s) to pay, on behalf of Indemnitee, all amounts payable as a result of such action, suit, proceeding, inquiry or investigation in accordance with the terms of such policies, provided, however, that a delay or failure by any such insurer to make such payments shall not relieve the Company from its obligations to pay all Expenses and Expense Advances as required by this Agreement.

                                (e)                Selection of Counsel.  In the event the Company shall be obligated hereunder to pay the Expenses or Expense Advances of any Claim, the Company shall be entitled to assume the defense of such Claim with counsel of national standing and appropriate expertise and approved by Indemnitee, which approval shall not be unreasonably withheld, upon the delivery to Indemnitee of written notice of its election so to do.  After delivery of such notice, approval of such counsel by Indemnitee and the retention of such counsel by the Company, the Company will not be liable to Indemnitee under this Agreement for any fees of counsel subsequently incurred by Indemnitee with respect to the same Claim; provided that, (i) Indemnitee shall have the right to employ Indemnitee's counsel in any such Claim at Indemnitee's expense and (ii) if (A) the employment of counsel by Indemnitee has been previously authorized by the Company and has not subsequently been withdrawn, (B) Indemnitee shall have reasonably concluded that there is a possible conflict of interest between the Company and Indemnitee or between Indemnitee and any other director or officer or other person who is jointly represented by the same counsel as Indemnitee in the conduct of any such defense, or (C) the Company shall not continue to retain such counsel to defend such Claim, then the fees and expenses of Indemnitee's counsel shall be at the expense of the Company.  At Company's expense Indemnitee may employ counsel to determine whether such a possible conflict exists which determination shall bind Company. The Company shall have the right to conduct such defense as it sees fit in its sole discretion, including the right to settle any claim against Indemnitee without the consent of Indemnitee, provided that Company must have Indemnitee's written consent to any such settlement if it involves any admission of impropriety or wrongdoing by Indemnitee or imposes any obligations on Indemnitee (financial or otherwise).

                3.                Additional Indemnification Rights; Nonexclusivity.

                                (a)                Scope.  The Company hereby agrees to indemnify Indemnitee for any Indemnifiable Event to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the other provisions of this Agreement, the Company's Certificate of Incorporation, the Company's Bylaws or by statute.  In the event of any change after the date of this Agreement in any applicable law, statute or rule which expands the right of a Delaware corporation to indemnify a member of its Board of Directors or an officer, employee, agent or fiduciary, it is the intent of the parties hereto that Indemnitee shall enjoy by this Agreement the greater benefits afforded by such change.  In the event of any change in any applicable law, statute or rule which narrows the right of a Delaware corporation to indemnify a member of its Board of Directors or an officer, employee, agent or fiduciary, such change, to the extent not otherwise required by such law, statute or rule to be applied to this Agreement, shall have no effect on this Agreement or the parties' rights and obligations hereunder except as set forth in Section 8(a) hereof.

                                (b)                Nonexclusivity.  The indemnification and the right to advancement of Expenses provided by this Agreement are in addition to any rights to which Indemnitee may be entitled under the Company's Certificate of Incorporation, its Bylaws, any agreement, any vote of shareholders or disinterested directors, the Delaware General Corporation Act, or otherwise.  The indemnification and the right to advancement of expenses provided by this Agreement shall continue as to Indemnitee for any action Indemnitee took or did not take while serving in an indemnified capacity even though Indemnitee may have ceased to serve in such capacity.

                4.                No Duplication of Payments.  The Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any Company insurance policy, the Certificate of Incorporation, Bylaws or otherwise) of the amounts otherwise indemnifiable hereunder.

                5.                Partial Indemnification.  If Indemnitee is entitled under any provision of this Agreement to indemnification or expense advancement by the Company for some Expenses incurred in connection with a Claim, but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify and/or advance to Indemnitee for the portion of such Expenses to which Indemnitee is so entitled.

                6.                Mutual Acknowledgement.  Both the Company and Indemnitee acknowledge that, in certain instances, Federal law or applicable law or public policy may prohibit the Company from indemnifying its directors, officers, employees, agents or fiduciaries under this Agreement or otherwise.  In addition, Indemnitee acknowledges that the Company has provided undertakings to the U.S. Securities and Exchange Commission to the effect that the Company will submit the question of the appropriateness, as a matter of law and public policy, of the indemnification of its officers, directors, agents and employees for violations of federal securities laws to a court for its determination as a matter of law.

                7.                Liability Insurance.  To the extent the Company maintains liability insurance applicable to directors, officers, employees, agents or fiduciaries, Indemnitee shall be covered by such policies in such a manner as to provide Indemnitee the same rights and benefits as are accorded to the most favorably insured of the Company's directors, if Indemnitee is a director; or of the Company's officers, if Indemnitee is not a director of the Company but is an officer; or of the Company's key employees, agents or fiduciaries, if Indemnitee is not an officer or director but is a key employee, agent or fiduciary. The Company shall use all reasonable efforts to  maintain and keep in force the Company's current director and officer liability insurance policies including the current "tail" coverages (including, without limitation, the six-year tail which provides coverage for acts committed between November 1, 2000 and October 10, 2002) provided Company shall be allowed to replace current policies with policies issued by comparable insurance companies with coverage amounts at least equal to the current coverages, or as otherwise agreed by Company and Indemnitee. In the event of a change in control of the Company, Company shall cause the successor to continue to provide comparable directors and officers liability insurance to Indemnitee and use reasonable efforts to obtain multi-year tail coverage.

                8.                Exceptions.  Any other provision herein to the contrary notwithstanding, the Company shall not be obligated pursuant to the terms of this Agreement:

                                (a)                Excluded Actions or Omissions. (i) To indemnify Indemnitee for Indemnitee's acts, omissions or transactions for which Indemnitee may not be indemnified under applicable law; or (ii) to indemnify Indemnitee for Indemnitee's intentional acts or transactions in knowing violation of the Company's policies;

(b)          Claims Initiated by Indemnitee.  To indemnify or advance expenses to Indemnitee with respect to Claims initiated or brought voluntarily by Indemnitee and not by way of defense, except (i) with respect to actions or proceedings brought to establish or enforce a right to indemnification under this Agreement or any other agreement or insurance policy or under the Company's Certificate of Incorporation or Bylaws now or hereafter in effect relating to Claims for Indemnifiable Events, or (ii) in specific cases if the Board of Directors has approved the initiation or bringing of such Claim, advance expense payment or insurance recovery, as the case may be; or

Claims Under Section 16(b).  To indemnify Indemnitee for  the payment of profits arising from the purchase and sale by Indemnitee of securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, or any similar successor statute.

                9.                Period of Limitations.  No legal action shall be brought and no cause of action shall be asserted by or in the right of the Company against Indemnitee, Indemnitee's estate, spouse, heirs, executors or personal or legal representatives after the expiration of one years from the date of accrual of such cause of action, and any claim or cause of action of the Company shall be extinguished and deemed released unless asserted by the timely filing of a legal action within such one-year period; provided, however, that if any shorter period of limitations is otherwise applicable to any such cause of action, such shorter period shall govern.

                10.                Construction of Certain Phrases.

                                (a)                For purposes of this Agreement, references to the "Company" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, employees, agents or fiduciaries, so that if Indemnitee is or was a director, officer, employee, agent or fiduciary of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee, agent or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, Indemnitee shall stand in the same position under the provisions of this Agreement with respect to the resulting or surviving corporation as Indemnitee would have with respect to such constituent corporation if its separate existence had continued.

                                (b)                For purposes of this Agreement, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on Indemnitee with respect to an employee benefit plan; and references to "serving at the request of the Company" shall include any service as a director, officer, employee, agent or fiduciary of the Company which imposes duties on, or involves services by, such director, officer, employee, agent or fiduciary with respect to an employee benefit plan, its participants or its beneficiaries; and if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan, Indemnitee shall be deemed to have acted in a manner "not opposed to the best interests of the Company" as referred to in this Agreement.

                                (c)                For purposes of this Agreement a "Change in Control" shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the shareholders of the Company in substantially the same proportions as their ownership of stock of the Company, (A) who is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 10% or more of the combined voting power of the Company's then outstanding Voting Securities, increases his beneficial ownership of such securities by 5% or more over the percentage so owned by such person, or (B) becomes the "beneficial owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing more than 20% of the total voting power represented by the Company's then outstanding Voting Securities, (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company and any new director whose election by the Board of Directors or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof, or (iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation other than a merger or consolidation which would result in the Voting Securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into Voting Securities of the surviving entity) at least 80% of the total voting power represented by the Voting Securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of (in one transaction or a series of transactions) all or substantially all of the Company's assets.

                                (d)                For purposes of this Agreement, "Independent Legal Counsel" shall mean a firm of attorneys of national standing with appropriate expertise, selected by indemnitee and reasonably acceptable to Company, who is qualified to render the opinion under applicable law and who shall not have otherwise performed services for the Company or Indemnitee within the last five (5) years (other than with respect to matters concerning the rights of Indemnitee under this Agreement, or of other indemnitees under similar agreements).

                                (e)                For purposes of this Agreement, a "Reviewing Party" shall mean any appropriate person or body consisting of a member or members of the Company's Board of Directors or any other person or body appointed by the Board of Directors who is not a party to the particular Claim for which Indemnitee is seeking indemnification, or Independent Legal Counsel provided, however, that following a change of control, the Reviewing Party shall always be Independent Legal Counsel.

                                (f)                For purposes of this Agreement, "Voting Securities" shall mean any securities of the Company that vote generally in the election of directors.

                11.                Counterparts.  This Agreement may be executed in one or more counterparts, each of which shall constitute an original.

                12.                Binding Effect; Successors and Assigns.  This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, and personal and legal representatives.  The Company shall require and cause any successor (whether direct or indirect by purchase, merger, consolidation or otherwise) to all, substantially all, or a substantial part, of the business and/or assets of the Company, by written agreement in form and substance satisfactory to Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.  This Agreement shall continue in effect with respect to Claims relating to Indemnifiable Events regardless of whether Indemnitee continues to serve as a director, officer, employee, agent or fiduciary of the Company or of any other enterprise at the Company's request.

                13.                Attorneys' Fees.  In the event that any action is instituted by Indemnitee under this Agreement or under any liability insurance policies maintained by the Company to enforce or interpret any of the terms hereof or thereof, the Company shall advance all Expenses incurred by Indemnitee in such action, provided that Indemnitee shall reimburse the Company for such advanced Expenses in the event Indemnitee does not prevail in the action.  In the event of an action instituted by or in the name of the Company under this Agreement to enforce or interpret any of the terms of this Agreement, Indemnitee shall be entitled to be paid all Expenses incurred by Indemnitee in defense of such action (including costs and expenses incurred with respect to Indemnitee counterclaims and cross-claims made in such action), and shall be entitled to the advancement of Expenses with respect to such action provided that Indemnitee shall reimburse the Company for such advanced Expenses in the event Indemnitee does not prevail in the action.

                14.                Notice.  All notices and other communications required or permitted hereunder shall be in writing, shall be effective when given, and shall in any event be deemed to be given (a) five (5) days after deposit with the U.S. Postal Service or other applicable postal service, if delivered by first class mail, postage prepaid, (b) upon delivery, if delivered by hand, (c) one business day after the business day of deposit with Federal Express or similar overnight courier, freight prepaid, or (d) one day after the business day of delivery by facsimile transmission, if delivered by facsimile transmission, with copy by first class mail, postage prepaid, and shall be addressed if to Indemnitee, at Indemnitee's address as set forth beneath Indemnitee's signature to this Agreement and if to the Company at the address of its principal corporate offices (attention: Secretary) or at such other address as such party may designate by ten days' advance written notice to the other party hereto.

                15.                Arbitration.  The parties shall use good faith efforts to resolve any disputes.  Any unresolved disputes shall be submitted by arbitration at a mutually agreed upon location in New York; provided, however, that nothing in this Section shall restrict the right of either party to apply to a court of competent jurisdiction for emergency relief pending final determination of a claim by arbitration in accordance with this Section.  All arbitration shall be conducted in accordance with the rules and regulations of the American Arbitration Association, in force at the time of any such dispute, by a single arbitrator selected by  Company and Indemnitee, provided, however, that in the event Company and Indemnitee are unable to agree upon an arbitrator, the arbitration shall be conducted by a panel of three (3) arbitrators , one (1) selected by Company , one (1) selected by Indemnitee, and the third (3rd) selected by the other two (2) arbitrators.  The decision of the arbitrator(s), based upon written findings of fact and conclusions of law, shall be binding upon the parties; and judgment in accordance with that decision may be entered in any court having jurisdiction thereof.  In no event shall the arbitrator(s) be authorized to grant any punitive, incidental or consequential damages of any nature or kind whatsoever.

                16.                Severability.  The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) are held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable, and the remaining provisions shall remain enforceable to the fullest extent permitted by law.  Furthermore, to the fullest extent possible, the provisions of this Agreement (including, without limitation, each portion of this Agreement containing any provision held to be invalid, void or otherwise unenforceable, that is not itself invalid, void or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

                17.                Choice of Law.  This Agreement shall be governed by and its provisions construed and enforced in accordance with the laws of the State of Delaware, as applied to contracts between Colorado residents, entered into and to be performed entirely within the State of Colorado, without regard to the conflict of laws principles thereof.

                18.                Subrogation.  In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee who shall execute all documents required and shall do all acts that may be necessary to secure such rights and to enable the Company effectively to bring suit to enforce such rights.

                19.                Amendment and Termination.  No amendment, modification, termination or cancellation of this Agreement shall be effective unless it is in writing signed by both the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

                20.                Integration and Entire Agreement.  This Agreement sets forth the entire understanding between the parties hereto and supersedes and merges all previous written and oral negotiations, commitments, understandings and agreements relating to the subject matter hereof between the parties hereto.

                21.                No Construction as Employment Agreement.  Nothing contained in this Agreement shall be construed as giving Indemnitee any right to be retained in the employ of the Company or any of its subsidiaries or to be retained as an officer, director, employee or agent of the Company for any period of time.

THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK

                IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

ICG COMMUNICATIONS, INC.

/s/Bernard L. Zuroff

By:  Bernard L. Zuroff

General Counsel and Executive Vice President

AGREED TO AND ACCEPTED BY:

/s/Joseph R. Thornton

Signature

Joseph R. Thornton

Printed Name

Exhibit 10.13

ICG COMMUNICATIONS, INC.

INDEMNIFICATION AND

ADVANCEMENT OF EXPENSES AGREEMENT

This Agreement ("Agreement") is entered into as of this 17th day of March, 2003 by and between ICG Communications, Inc., a Delaware corporation (the "Company") and John Scarpati ("Indemnitee").

RECITALS

                A.                The Company and Indemnitee recognize the significant increases in the cost of liability insurance for the Company's directors, officers, employees, agents and fiduciaries.

                B.                The Company and Indemnitee further recognize the substantial increase in corporate litigation in general, subjecting directors, officers, employees, agents and fiduciaries to expensive litigation risks at the same time as the availability and coverage of liability insurance has been severely limited.

                C.                Indemnitee and the Company are concerned that the current protection available to Indemnitee may prove to be inadequate under the circumstances, and Indemnitee and other directors, officers, employees, agents and fiduciaries of the Company may not be willing to continue to serve in such capacities without additional protection.

                D.                The Company desires to attract and retain the services of highly qualified individuals, such as Indemnitee, to serve the Company and, in part, in order to induce Indemnitee to continue to provide services to the Company, wishes to provide for the indemnification and the advancement of expenses to Indemnitee to the maximum extent permitted by law.

                E.                In view of the considerations set forth above, the Company desires that Indemnitee be indemnified by the Company as set forth herein.

                NOW, THEREFORE, the Company and Indemnitee hereby agree as follows:

                1.                Indemnification.

                (a)                Indemnification.  In addition to and not in substitution for Indemnitee's rights under the Company's Certificate of Incorporation and Bylaws, in the event that Indemnitee was or is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, or in the event that Indemnitee's interests are impacted by, any threatened, pending or completed action, suit, proceeding or alternative dispute resolution mechanism, or any hearing, formal or informal, inquiry or investigation whether civil, criminal, administrative, investigative or other (hereinafter a "CLAIM") by reason of (or arising out of) Indemnitee's service as an officer, director, agent or employee of the Company, or by reason of any action or inaction on the part of Indemnitee while serving in such capacity (hereinafter an "INDEMNIFIABLE EVENT") the Company shall indemnify Indemnitee to the fullest extent permitted by law against any and all expenses (including attorneys' (both outside counsel and in-house counsel), professionals' and experts' fees and any similar fees and all other costs, expenses and obligations incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in, any such action, suit, proceeding, alternative dispute resolution mechanism, hearing, inquiry or investigation), judgments, fines, penalties and amounts paid in settlement (if such settlement is approved in advance by the Company, which approval shall not be unreasonably withheld) of such Claim and any federal, state, local or foreign taxes imposed on Indemnitee as a result of the actual or deemed receipt of any payments under this Agreement (collectively, hereinafter "EXPENSES"), including all interest, assessments and other charges paid or payable in connection with or in respect of such Expenses.  Such payment of Expenses shall be made by the Company as soon as practicable but in any event no later than thirty (30) days after written demand by Indemnitee therefor is presented to the Company.

                                (b)                Reviewing Party.  Notwithstanding the foregoing, (i) the obligations of the Company under Section 1(a) shall be subject to the condition that the Reviewing Party (as described in Section 10(e) hereof) shall not have determined (in a written opinion, in any case in which the Independent Legal Counsel referred to in Section 1(c) hereof is involved) that Indemnitee would not be permitted to be indemnified under applicable law, and (ii) the obligation of the Company to make an advance payment of Expenses to Indemnitee pursuant to Section 2(a) (an "EXPENSE ADVANCE") shall be subject to the condition that, if, when and to the extent that the Reviewing Party determines that Indemnitee would not be permitted to be so indemnified under applicable law, the Company shall be entitled to be reimbursed by Indemnitee, and Indemnitee hereby agrees to reimburse the Company for all such amounts theretofore paid; provided, however, that if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent jurisdiction to secure a determination that Indemnitee should be indemnified under applicable law, any determination made by the Reviewing Party that Indemnitee would not be permitted to be indemnified under applicable law shall not be binding and shall be excluded from evidence and Indemnitee shall not be required to reimburse the Company for any Expense Advance until a final judicial determination is made with respect thereto (as to which all rights of appeal therefrom have been exhausted or lapsed).  Indemnitee's obligation to reimburse the Company for any Expense Advance shall be unsecured, require no bond, and no interest shall be charged thereon.  If there has not been a Change in Control (as defined in Section 10(c) hereof), the Reviewing Party shall be selected by the Board of Directors and reasonably acceptable to Indemnitee, and if there has been such a Change in Control , the Reviewing Party shall be the Independent Legal Counsel referred to in Section 1(c) hereof.  If there has been no determination by the Reviewing Party or if the Reviewing Party determines that Indemnitee substantively would not be permitted to be indemnified in whole or in part under applicable law, Indemnitee shall have the right to commence litigation, at Indemnitee's own expense, seeking an initial determination by the court or challenging any such determination by the Reviewing Party or any aspect thereof, including the legal or factual bases therefor, and the Company hereby consents to service of process and to appear in any such proceeding. For avoidance of doubt, the fact that there has been no determination by the Reviewing Party is not a basis for Company to deny or avoid indemnification of or making advance expense payments to the Indemnitee.  Any determination by the Reviewing Party otherwise shall be conclusive and binding on the Company and, if Indemnitee prevails, in whole or in part, in any such litigation, then Indemnitee's costs in bringing such litigation shall be considered Expenses subject to reimbursement hereunder. For avoidance of doubt, the Company has no right to litigate, arbitrate or otherwise appeal or overturn the Reviewing Party's determination.

                                (c)                Change in Control. The Company agrees that, if there is a Change in Control of the Company , then Independent Legal Counsel (as defined in Section 10(d) hereof) with respect to all matters concerning the rights of Indemnitee to payment of Expenses and Expense Advances under this Agreement, any other agreement or the Company's Certificate of Incorporation or Bylaws, shall be selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld).  Such counsel, among other things, shall render its written opinion to the Company and Indemnitee as to whether and to what extent Indemnitee would be permitted to be indemnified under applicable law and the Company agrees to abide by such opinion by advancing Expenses and indemnifying Indemnitee to the fullest extent permitted by such law.  The Company agrees to pay the reasonable fees of the Independent Legal Counsel referred to above and to fully indemnify such counsel against any and all expenses (including attorneys' and other professionals' fees and expenses), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto.

                                (d)                Mandatory Payment of Expenses.  Notwithstanding any other provision of this Agreement other than Section 9 hereof, to the extent that Indemnitee has been successful on the merits or otherwise, including, without limitation, the dismissal of an action without prejudice, in defense of any action, suit, proceeding, inquiry or investigation referred to in Section (1)(a) hereof or in the defense of any claim, issue or matter therein, Indemnitee shall be indemnified against all Expenses incurred by Indemnitee in connection therewith to the fullest extent permitted and/or required by law.

                2.                Expenses; Indemnification Procedure.

                                (a)                Advancement of Expenses.  The Company shall advance all Expenses incurred by Indemnitee.  The advances to be made hereunder shall be paid by the Company to Indemnitee as soon as practicable but in any event no later than thirty (30) days after written demand by Indemnitee therefor to the Company.

                                (b)                Notice/Cooperation by Indemnitee.  Indemnitee shall, as a condition precedent to Indemnitee's right to be indemnified under this Agreement, give the Company notice in writing as soon as practicable of any Claim made against Indemnitee for which indemnification will be sought under this Agreement, provided, however, that unless the failure to notify causes material prejudice to the Company, the Indemnitee's failure to notify shall not relieve Company from its obligations to indemnify or pay expenses under this Agreement.  Notice to the Company shall be directed to the Chief Financial Officer of the Company at the Company's principal offices or such other address as the Company shall designate in writing to Indemnitee.  In addition, Indemnitee shall give the Company such non-privileged information and cooperation as it may reasonably require and as shall be within Indemnitee's reasonable control, provided Indemnitee shall not be required to give the Company any information in violation of law, regulation, order or agreement of confidentiality with a third party. Company shall notify Indemnitee in writing as soon as practicable in the event Company becomes aware of any potential claims against Indemnitee arising in connection with Indemnitee's service to the Company.

                                (c)                No Presumptions; Burden of Proof.  For purposes of this Agreement, the termination of any Claim by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law.  In addition, neither the failure of the Reviewing Party to have made a determination as to whether Indemnitee has met any particular standard of conduct or had any particular belief, nor an actual determination by the Reviewing Party that Indemnitee has not met such standard of conduct or did not have such belief, prior to the commencement of legal proceedings by Indemnitee to secure a judicial determination that Indemnitee should be indemnified under applicable law, shall be a defense to Indemnitee's claim or create a presumption that Indemnitee has not met any particular standard of conduct or did not have any particular belief.  In connection with any determination by the Reviewing Party or otherwise as to whether Indemnitee is entitled to be indemnified hereunder, the burden of proof shall be on the Company to establish that Indemnitee is not so entitled by clear and convincing evidence.

                                (d)                Notice to Insurers.  If, at the time of the receipt by the Company of a notice of a Claim pursuant to Section 2(b) hereof, the Company has liability insurance in effect which may cover such Claim, the Company shall give prompt notice of the commencement of such Claim to the insurer(s) in accordance with the procedures set forth in all potentially applicable insurance policies.  The Company shall thereafter take all necessary or desirable action to cause such insurer(s) to pay, on behalf of Indemnitee, all amounts payable as a result of such action, suit, proceeding, inquiry or investigation in accordance with the terms of such policies, provided, however, that a delay or failure by any such insurer to make such payments shall not relieve the Company from its obligations to pay all Expenses and Expense Advances as required by this Agreement.

                                (e)                Selection of Counsel.  In the event the Company shall be obligated hereunder to pay the Expenses or Expense Advances of any Claim, the Company shall be entitled to assume the defense of such Claim with counsel of national standing and appropriate expertise and approved by Indemnitee, which approval shall not be unreasonably withheld, upon the delivery to Indemnitee of written notice of its election so to do.  After delivery of such notice, approval of such counsel by Indemnitee and the retention of such counsel by the Company, the Company will not be liable to Indemnitee under this Agreement for any fees of counsel subsequently incurred by Indemnitee with respect to the same Claim; provided that, (i) Indemnitee shall have the right to employ Indemnitee's counsel in any such Claim at Indemnitee's expense and (ii) if (A) the employment of counsel by Indemnitee has been previously authorized by the Company and has not subsequently been withdrawn, (B) Indemnitee shall have reasonably concluded that there is a possible conflict of interest between the Company and Indemnitee or between Indemnitee and any other director or officer or other person who is jointly represented by the same counsel as Indemnitee in the conduct of any such defense, or (C) the Company shall not continue to retain such counsel to defend such Claim, then the fees and expenses of Indemnitee's counsel shall be at the expense of the Company.  At Company's expense Indemnitee may employ counsel to determine whether such a possible conflict exists which determination shall bind Company. The Company shall have the right to conduct such defense as it sees fit in its sole discretion, including the right to settle any claim against Indemnitee without the consent of Indemnitee, provided that Company must have Indemnitee's written consent to any such settlement if it involves any admission of impropriety or wrongdoing by Indemnitee or imposes any obligations on Indemnitee (financial or otherwise).

                3.                Additional Indemnification Rights; Nonexclusivity.

                                (a)                Scope.  The Company hereby agrees to indemnify Indemnitee for any Indemnifiable Event to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the other provisions of this Agreement, the Company's Certificate of Incorporation, the Company's Bylaws or by statute.  In the event of any change after the date of this Agreement in any applicable law, statute or rule which expands the right of a Delaware corporation to indemnify a member of its Board of Directors or an officer, employee, agent or fiduciary, it is the intent of the parties hereto that Indemnitee shall enjoy by this Agreement the greater benefits afforded by such change.  In the event of any change in any applicable law, statute or rule which narrows the right of a Delaware corporation to indemnify a member of its Board of Directors or an officer, employee, agent or fiduciary, such change, to the extent not otherwise required by such law, statute or rule to be applied to this Agreement, shall have no effect on this Agreement or the parties' rights and obligations hereunder except as set forth in Section 8(a) hereof.

                                (b)                Nonexclusivity.  The indemnification and the right to advancement of Expenses provided by this Agreement are in addition to any rights to which Indemnitee may be entitled under the Company's Certificate of Incorporation, its Bylaws, any agreement, any vote of shareholders or disinterested directors, the Delaware General Corporation Act, or otherwise.  The indemnification and the right to advancement of expenses provided by this Agreement shall continue as to Indemnitee for any action Indemnitee took or did not take while serving in an indemnified capacity even though Indemnitee may have ceased to serve in such capacity.

                4.                No Duplication of Payments.  The Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any Company insurance policy, the Certificate of Incorporation, Bylaws or otherwise) of the amounts otherwise indemnifiable hereunder.

                5.                Partial Indemnification.  If Indemnitee is entitled under any provision of this Agreement to indemnification or expense advancement by the Company for some Expenses incurred in connection with a Claim, but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify and/or advance to Indemnitee for the portion of such Expenses to which Indemnitee is so entitled.

                6.                Mutual Acknowledgement.  Both the Company and Indemnitee acknowledge that, in certain instances, Federal law or applicable law or public policy may prohibit the Company from indemnifying its directors, officers, employees, agents or fiduciaries under this Agreement or otherwise.  In addition, Indemnitee acknowledges that the Company has provided undertakings to the U.S. Securities and Exchange Commission to the effect that the Company will submit the question of the appropriateness, as a matter of law and public policy, of the indemnification of its officers, directors, agents and employees for violations of federal securities laws to a court for its determination as a matter of law.

                7.                Liability Insurance.  To the extent the Company maintains liability insurance applicable to directors, officers, employees, agents or fiduciaries, Indemnitee shall be covered by such policies in such a manner as to provide Indemnitee the same rights and benefits as are accorded to the most favorably insured of the Company's directors, if Indemnitee is a director; or of the Company's officers, if Indemnitee is not a director of the Company but is an officer; or of the Company's key employees, agents or fiduciaries, if Indemnitee is not an officer or director but is a key employee, agent or fiduciary. The Company shall use all reasonable efforts to  maintain and keep in force the Company's current director and officer liability insurance policies including the current "tail" coverages (including, without limitation, the six-year tail which provides coverage for acts committed between November 1, 2000 and October 10, 2002) provided Company shall be allowed to replace current policies with policies issued by comparable insurance companies with coverage amounts at least equal to the current coverages, or as otherwise agreed by Company and Indemnitee. In the event of a change in control of the Company, Company shall cause the successor to continue to provide comparable directors and officers liability insurance to Indemnitee and use reasonable efforts to obtain multi-year tail coverage.

                8.                Exceptions.  Any other provision herein to the contrary notwithstanding, the Company shall not be obligated pursuant to the terms of this Agreement:

                                (a)                Excluded Actions or Omissions. (i) To indemnify Indemnitee for Indemnitee's acts, omissions or transactions for which Indemnitee may not be indemnified under applicable law; or (ii) to indemnify Indemnitee for Indemnitee's intentional acts or transactions in knowing violation of the Company's policies;

(b)          Claims Initiated by Indemnitee.  To indemnify or advance expenses to Indemnitee with respect to Claims initiated or brought voluntarily by Indemnitee and not by way of defense, except (i) with respect to actions or proceedings brought to establish or enforce a right to indemnification under this Agreement or any other agreement or insurance policy or under the Company's Certificate of Incorporation or Bylaws now or hereafter in effect relating to Claims for Indemnifiable Events, or (ii) in specific cases if the Board of Directors has approved the initiation or bringing of such Claim, advance expense payment or insurance recovery, as the case may be; or

Claims Under Section 16(b).  To indemnify Indemnitee for  the payment of profits arising from the purchase and sale by Indemnitee of securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, or any similar successor statute.

                9.                Period of Limitations.  No legal action shall be brought and no cause of action shall be asserted by or in the right of the Company against Indemnitee, Indemnitee's estate, spouse, heirs, executors or personal or legal representatives after the expiration of one years from the date of accrual of such cause of action, and any claim or cause of action of the Company shall be extinguished and deemed released unless asserted by the timely filing of a legal action within such one-year period; provided, however, that if any shorter period of limitations is otherwise applicable to any such cause of action, such shorter period shall govern.

                10.                Construction of Certain Phrases.

                                (a)                For purposes of this Agreement, references to the "Company" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, employees, agents or fiduciaries, so that if Indemnitee is or was a director, officer, employee, agent or fiduciary of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee, agent or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, Indemnitee shall stand in the same position under the provisions of this Agreement with respect to the resulting or surviving corporation as Indemnitee would have with respect to such constituent corporation if its separate existence had continued.

                                (b)                For purposes of this Agreement, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on Indemnitee with respect to an employee benefit plan; and references to "serving at the request of the Company" shall include any service as a director, officer, employee, agent or fiduciary of the Company which imposes duties on, or involves services by, such director, officer, employee, agent or fiduciary with respect to an employee benefit plan, its participants or its beneficiaries; and if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan, Indemnitee shall be deemed to have acted in a manner "not opposed to the best interests of the Company" as referred to in this Agreement.

                                (c)                For purposes of this Agreement a "Change in Control" shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the shareholders of the Company in substantially the same proportions as their ownership of stock of the Company, (A) who is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 10% or more of the combined voting power of the Company's then outstanding Voting Securities, increases his beneficial ownership of such securities by 5% or more over the percentage so owned by such person, or (B) becomes the "beneficial owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing more than 20% of the total voting power represented by the Company's then outstanding Voting Securities, (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company and any new director whose election by the Board of Directors or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof, or (iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation other than a merger or consolidation which would result in the Voting Securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into Voting Securities of the surviving entity) at least 80% of the total voting power represented by the Voting Securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of (in one transaction or a series of transactions) all or substantially all of the Company's assets.

                                (d)                For purposes of this Agreement, "Independent Legal Counsel" shall mean a firm of attorneys of national standing with appropriate expertise, selected by indemnitee and reasonably acceptable to Company, who is qualified to render the opinion under applicable law and who shall not have otherwise performed services for the Company or Indemnitee within the last five (5) years (other than with respect to matters concerning the rights of Indemnitee under this Agreement, or of other indemnitees under similar agreements).

                                (e)                For purposes of this Agreement, a "Reviewing Party" shall mean any appropriate person or body consisting of a member or members of the Company's Board of Directors or any other person or body appointed by the Board of Directors who is not a party to the particular Claim for which Indemnitee is seeking indemnification, or Independent Legal Counsel provided, however, that following a change of control, the Reviewing Party shall always be Independent Legal Counsel.

                                (f)                For purposes of this Agreement, "Voting Securities" shall mean any securities of the Company that vote generally in the election of directors.

                11.                Counterparts.  This Agreement may be executed in one or more counterparts, each of which shall constitute an original.

                12.                Binding Effect; Successors and Assigns.  This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, and personal and legal representatives.  The Company shall require and cause any successor (whether direct or indirect by purchase, merger, consolidation or otherwise) to all, substantially all, or a substantial part, of the business and/or assets of the Company, by written agreement in form and substance satisfactory to Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.  This Agreement shall continue in effect with respect to Claims relating to Indemnifiable Events regardless of whether Indemnitee continues to serve as a director, officer, employee, agent or fiduciary of the Company or of any other enterprise at the Company's request.

                13.                Attorneys' Fees.  In the event that any action is instituted by Indemnitee under this Agreement or under any liability insurance policies maintained by the Company to enforce or interpret any of the terms hereof or thereof, the Company shall advance all Expenses incurred by Indemnitee in such action, provided that Indemnitee shall reimburse the Company for such advanced Expenses in the event Indemnitee does not prevail in the action.  In the event of an action instituted by or in the name of the Company under this Agreement to enforce or interpret any of the terms of this Agreement, Indemnitee shall be entitled to be paid all Expenses incurred by Indemnitee in defense of such action (including costs and expenses incurred with respect to Indemnitee counterclaims and cross-claims made in such action), and shall be entitled to the advancement of Expenses with respect to such action provided that Indemnitee shall reimburse the Company for such advanced Expenses in the event Indemnitee does not prevail in the action.

                14.                Notice.  All notices and other communications required or permitted hereunder shall be in writing, shall be effective when given, and shall in any event be deemed to be given (a) five (5) days after deposit with the U.S. Postal Service or other applicable postal service, if delivered by first class mail, postage prepaid, (b) upon delivery, if delivered by hand, (c) one business day after the business day of deposit with Federal Express or similar overnight courier, freight prepaid, or (d) one day after the business day of delivery by facsimile transmission, if delivered by facsimile transmission, with copy by first class mail, postage prepaid, and shall be addressed if to Indemnitee, at Indemnitee's address as set forth beneath Indemnitee's signature to this Agreement and if to the Company at the address of its principal corporate offices (attention: Secretary) or at such other address as such party may designate by ten days' advance written notice to the other party hereto.

                15.                Arbitration.  The parties shall use good faith efforts to resolve any disputes.  Any unresolved disputes shall be submitted by arbitration at a mutually agreed upon location in New York; provided, however, that nothing in this Section shall restrict the right of either party to apply to a court of competent jurisdiction for emergency relief pending final determination of a claim by arbitration in accordance with this Section.  All arbitration shall be conducted in accordance with the rules and regulations of the American Arbitration Association, in force at the time of any such dispute, by a single arbitrator selected by  Company and Indemnitee, provided, however, that in the event Company and Indemnitee are unable to agree upon an arbitrator, the arbitration shall be conducted by a panel of three (3) arbitrators , one (1) selected by Company , one (1) selected by Indemnitee, and the third (3rd) selected by the other two (2) arbitrators.  The decision of the arbitrator(s), based upon written findings of fact and conclusions of law, shall be binding upon the parties; and judgment in accordance with that decision may be entered in any court having jurisdiction thereof.  In no event shall the arbitrator(s) be authorized to grant any punitive, incidental or consequential damages of any nature or kind whatsoever.

                16.                Severability.  The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) are held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable, and the remaining provisions shall remain enforceable to the fullest extent permitted by law.  Furthermore, to the fullest extent possible, the provisions of this Agreement (including, without limitation, each portion of this Agreement containing any provision held to be invalid, void or otherwise unenforceable, that is not itself invalid, void or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

                17.                Choice of Law.  This Agreement shall be governed by and its provisions construed and enforced in accordance with the laws of the State of Delaware, as applied to contracts between Colorado residents, entered into and to be performed entirely within the State of Colorado, without regard to the conflict of laws principles thereof.

                18.                Subrogation.  In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee who shall execute all documents required and shall do all acts that may be necessary to secure such rights and to enable the Company effectively to bring suit to enforce such rights.

                19.                Amendment and Termination.  No amendment, modification, termination or cancellation of this Agreement shall be effective unless it is in writing signed by both the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

                20.                Integration and Entire Agreement.  This Agreement sets forth the entire understanding between the parties hereto and supersedes and merges all previous written and oral negotiations, commitments, understandings and agreements relating to the subject matter hereof between the parties hereto.

                21.                No Construction as Employment Agreement.  Nothing contained in this Agreement shall be construed as giving Indemnitee any right to be retained in the employ of the Company or any of its subsidiaries or to be retained as an officer, director, employee or agent of the Company for any period of time.

THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK

                IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

ICG COMMUNICATIONS, INC.

/s/Bernard L. Zuroff

By:  Bernard L. Zuroff

General Counsel and Executive Vice President

AGREED TO AND ACCEPTED BY:

/s/John A. Scarpati

Signature

John A. Scarpati

Printed Name

Exhibit 10.14

ICG COMMUNICATIONS, INC.

INDEMNIFICATION AND

ADVANCEMENT OF EXPENSES AGREEMENT

This Agreement ("Agreement") is entered into as of this 17 day of March, 2003 by and between ICG Communications, Inc., a Delaware corporation (the "Company") and Randall Curran ("Indemnitee").

RECITALS

                A.                The Company and Indemnitee recognize the significant increases in the cost of liability insurance for the Company's directors, officers, employees, agents and fiduciaries.

                B.                The Company and Indemnitee further recognize the substantial increase in corporate litigation in general, subjecting directors, officers, employees, agents and fiduciaries to expensive litigation risks at the same time as the availability and coverage of liability insurance has been severely limited.

                C.                Indemnitee and the Company are concerned that the current protection available to Indemnitee may prove to be inadequate under the circumstances, and Indemnitee and other directors, officers, employees, agents and fiduciaries of the Company may not be willing to continue to serve in such capacities without additional protection.

                D.                The Company desires to attract and retain the services of highly qualified individuals, such as Indemnitee, to serve the Company and, in part, in order to induce Indemnitee to continue to provide services to the Company, wishes to provide for the indemnification and the advancement of expenses to Indemnitee to the maximum extent permitted by law.

                E.                In view of the considerations set forth above, the Company desires that Indemnitee be indemnified by the Company as set forth herein.

                NOW, THEREFORE, the Company and Indemnitee hereby agree as follows:

                1.                Indemnification.

                (a)                Indemnification.  In addition to and not in substitution for Indemnitee's rights under the Company's Certificate of Incorporation and Bylaws, in the event that Indemnitee was or is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, or in the event that Indemnitee's interests are impacted by, any threatened, pending or completed action, suit, proceeding or alternative dispute resolution mechanism, or any hearing, formal or informal, inquiry or investigation whether civil, criminal, administrative, investigative or other (hereinafter a "CLAIM") by reason of (or arising out of) Indemnitee's service as an officer, director, agent or employee of the Company, or by reason of any action or inaction on the part of Indemnitee while serving in such capacity (hereinafter an "INDEMNIFIABLE EVENT") the Company shall indemnify Indemnitee to the fullest extent permitted by law against any and all expenses (including attorneys' (both outside counsel and in-house counsel), professionals' and experts' fees and any similar fees and all other costs, expenses and obligations incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in, any such action, suit, proceeding, alternative dispute resolution mechanism, hearing, inquiry or investigation), judgments, fines, penalties and amounts paid in settlement (if such settlement is approved in advance by the Company, which approval shall not be unreasonably withheld) of such Claim and any federal, state, local or foreign taxes imposed on Indemnitee as a result of the actual or deemed receipt of any payments under this Agreement (collectively, hereinafter "EXPENSES"), including all interest, assessments and other charges paid or payable in connection with or in respect of such Expenses.  Such payment of Expenses shall be made by the Company as soon as practicable but in any event no later than thirty (30) days after written demand by Indemnitee therefor is presented to the Company.

                                (b)                Reviewing Party.  Notwithstanding the foregoing, (i) the obligations of the Company under Section 1(a) shall be subject to the condition that the Reviewing Party (as described in Section 10(e) hereof) shall not have determined (in a written opinion, in any case in which the Independent Legal Counsel referred to in Section 1(c) hereof is involved) that Indemnitee would not be permitted to be indemnified under applicable law, and (ii) the obligation of the Company to make an advance payment of Expenses to Indemnitee pursuant to Section 2(a) (an "EXPENSE ADVANCE") shall be subject to the condition that, if, when and to the extent that the Reviewing Party determines that Indemnitee would not be permitted to be so indemnified under applicable law, the Company shall be entitled to be reimbursed by Indemnitee, and Indemnitee hereby agrees to reimburse the Company for all such amounts theretofore paid; provided, however, that if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent jurisdiction to secure a determination that Indemnitee should be indemnified under applicable law, any determination made by the Reviewing Party that Indemnitee would not be permitted to be indemnified under applicable law shall not be binding and shall be excluded from evidence and Indemnitee shall not be required to reimburse the Company for any Expense Advance until a final judicial determination is made with respect thereto (as to which all rights of appeal therefrom have been exhausted or lapsed).  Indemnitee's obligation to reimburse the Company for any Expense Advance shall be unsecured, require no bond, and no interest shall be charged thereon.  If there has not been a Change in Control (as defined in Section 10(c) hereof), the Reviewing Party shall be selected by the Board of Directors and reasonably acceptable to Indemnitee, and if there has been such a Change in Control, the Reviewing Party shall be the Independent Legal Counsel referred to in Section 1(c) hereof.  If there has been no determination by the Reviewing Party or if the Reviewing Party determines that Indemnitee substantively would not be permitted to be indemnified in whole or in part under applicable law, Indemnitee shall have the right to commence litigation, at Indemnitee's own expense, seeking an initial determination by the court or challenging any such determination by the Reviewing Party or any aspect thereof, including the legal or factual bases therefor, and the Company hereby consents to service of process and to appear in any such proceeding. For avoidance of doubt, the fact that there has been no determination by the Reviewing Party is not a basis for Company to deny or avoid indemnification of or making advance expense payments to the Indemnitee.  Any determination by the Reviewing Party otherwise shall be conclusive and binding on the Company and, if Indemnitee prevails, in whole or in part, in any such litigation, then Indemnitee's costs in bringing such litigation shall be considered Expenses subject to reimbursement hereunder. For avoidance of doubt, the Company has no right to litigate, arbitrate or otherwise appeal or overturn the Reviewing Party's determination.

                                (c)                Change in Control. The Company agrees that, if there is a Change in Control of the Company , then Independent Legal Counsel (as defined in Section 10(d) hereof) with respect to all matters concerning the rights of Indemnitee to payment of Expenses and Expense Advances under this Agreement, any other agreement or the Company's Certificate of Incorporation or Bylaws, shall be selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld).  Such counsel, among other things, shall render its written opinion to the Company and Indemnitee as to whether and to what extent Indemnitee would be permitted to be indemnified under applicable law and the Company agrees to abide by such opinion by advancing Expenses and indemnifying Indemnitee to the fullest extent permitted by such law.  The Company agrees to pay the reasonable fees of the Independent Legal Counsel referred to above and to fully indemnify such counsel against any and all expenses (including attorneys' and other professionals' fees and expenses), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto.

                                (d)                Mandatory Payment of Expenses.  Notwithstanding any other provision of this Agreement other than Section 9 hereof, to the extent that Indemnitee has been successful on the merits or otherwise, including, without limitation, the dismissal of an action without prejudice, in defense of any action, suit, proceeding, inquiry or investigation referred to in Section (1)(a) hereof or in the defense of any claim, issue or matter therein, Indemnitee shall be indemnified against all Expenses incurred by Indemnitee in connection therewith to the fullest extent permitted and/or required by law.

                2.                Expenses; Indemnification Procedure.

                                (a)                Advancement of Expenses.  The Company shall advance all Expenses incurred by Indemnitee.  The advances to be made hereunder shall be paid by the Company to Indemnitee as soon as practicable but in any event no later than thirty (30) days after written demand by Indemnitee therefor to the Company.

                                (b)                Notice/Cooperation by Indemnitee.  Indemnitee shall, as a condition precedent to Indemnitee's right to be indemnified under this Agreement, give the Company notice in writing as soon as practicable of any Claim made against Indemnitee for which indemnification will be sought under this Agreement, provided, however, that unless the failure to notify causes material prejudice to the Company, the Indemnitee's failure to notify shall not relieve Company from its obligations to indemnify or pay expenses under this Agreement.  Notice to the Company shall be directed to the Chief Financial Officer of the Company at the Company's principal offices or such other address as the Company shall designate in writing to Indemnitee.  In addition, Indemnitee shall give the Company such non-privileged information and cooperation as it may reasonably require and as shall be within Indemnitee's reasonable control, provided Indemnitee shall not be required to give the Company any information in violation of law, regulation, order or agreement of confidentiality with a third party. Company shall notify Indemnitee in writing as soon as practicable in the event Company becomes aware of any potential claims against Indemnitee arising in connection with Indemnitee's service to the Company.

                                (c)                No Presumptions; Burden of Proof.  For purposes of this Agreement, the termination of any Claim by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law.  In addition, neither the failure of the Reviewing Party to have made a determination as to whether Indemnitee has met any particular standard of conduct or had any particular belief, nor an actual determination by the Reviewing Party that Indemnitee has not met such standard of conduct or did not have such belief, prior to the commencement of legal proceedings by Indemnitee to secure a judicial determination that Indemnitee should be indemnified under applicable law, shall be a defense to Indemnitee's claim or create a presumption that Indemnitee has not met any particular standard of conduct or did not have any particular belief.  In connection with any determination by the Reviewing Party or otherwise as to whether Indemnitee is entitled to be indemnified hereunder, the burden of proof shall be on the Company to establish that Indemnitee is not so entitled by clear and convincing evidence.

                                (d)                Notice to Insurers.  If, at the time of the receipt by the Company of a notice of a Claim pursuant to Section 2(b) hereof, the Company has liability insurance in effect which may cover such Claim, the Company shall give prompt notice of the commencement of such Claim to the insurer(s) in accordance with the procedures set forth in all potentially applicable insurance policies.  The Company shall thereafter take all necessary or desirable action to cause such insurer(s) to pay, on behalf of Indemnitee, all amounts payable as a result of such action, suit, proceeding, inquiry or investigation in accordance with the terms of such policies, provided, however, that a delay or failure by any such insurer to make such payments shall not relieve the Company from its obligations to pay all Expenses and Expense Advances as required by this Agreement.

                                (e)                Selection of Counsel.  In the event the Company shall be obligated hereunder to pay the Expenses or Expense Advances of any Claim, the Company shall be entitled to assume the defense of such Claim with counsel of national standing and appropriate expertise and approved by Indemnitee, which approval shall not be unreasonably withheld, upon the delivery to Indemnitee of written notice of its election so to do.  After delivery of such notice, approval of such counsel by Indemnitee and the retention of such counsel by the Company, the Company will not be liable to Indemnitee under this Agreement for any fees of counsel subsequently incurred by Indemnitee with respect to the same Claim; provided that, (i) Indemnitee shall have the right to employ Indemnitee's counsel in any such Claim at Indemnitee's expense and (ii) if (A) the employment of counsel by Indemnitee has been previously authorized by the Company and has not subsequently been withdrawn, (B) Indemnitee shall have reasonably concluded that there is a possible conflict of interest between the Company and Indemnitee or between Indemnitee and any other director or officer or other person who is jointly represented by the same counsel as Indemnitee in the conduct of any such defense, or (C) the Company shall not continue to retain such counsel to defend such Claim, then the fees and expenses of Indemnitee's counsel shall be at the expense of the Company.  At Company's expense Indemnitee may employ counsel to determine whether such a possible conflict exists which determination shall bind Company. The Company shall have the right to conduct such defense as it sees fit in its sole discretion, including the right to settle any claim against Indemnitee without the consent of Indemnitee, provided that Company must have Indemnitee's written consent to any such settlement if it involves any admission of impropriety or wrongdoing by Indemnitee or imposes any obligations on Indemnitee (financial or otherwise).

                3.                Additional Indemnification Rights; Nonexclusivity.

                                (a)                Scope.  The Company hereby agrees to indemnify Indemnitee for any Indemnifiable Event to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the other provisions of this Agreement, the Company's Certificate of Incorporation, the Company's Bylaws or by statute.  In the event of any change after the date of this Agreement in any applicable law, statute or rule which expands the right of a Delaware corporation to indemnify a member of its Board of Directors or an officer, employee, agent or fiduciary, it is the intent of the parties hereto that Indemnitee shall enjoy by this Agreement the greater benefits afforded by such change.  In the event of any change in any applicable law, statute or rule which narrows the right of a Delaware corporation to indemnify a member of its Board of Directors or an officer, employee, agent or fiduciary, such change, to the extent not otherwise required by such law, statute or rule to be applied to this Agreement, shall have no effect on this Agreement or the parties' rights and obligations hereunder except as set forth in Section 8(a) hereof.

                                (b)                Nonexclusivity.  The indemnification and the right to advancement of Expenses provided by this Agreement are in addition to any rights to which Indemnitee may be entitled under the Company's Certificate of Incorporation, its Bylaws, any agreement, any vote of shareholders or disinterested directors, the Delaware General Corporation Act, or otherwise.  The indemnification and the right to advancement of expenses provided by this Agreement shall continue as to Indemnitee for any action Indemnitee took or did not take while serving in an indemnified capacity even though Indemnitee may have ceased to serve in such capacity.

                4.                No Duplication of Payments.  The Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any Company insurance policy, the Certificate of Incorporation, Bylaws or otherwise) of the amounts otherwise indemnifiable hereunder.

                5.                Partial Indemnification.  If Indemnitee is entitled under any provision of this Agreement to indemnification or expense advancement by the Company for some Expenses incurred in connection with a Claim, but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify and/or advance to Indemnitee for the portion of such Expenses to which Indemnitee is so entitled.

                6.                Mutual Acknowledgement.  Both the Company and Indemnitee acknowledge that, in certain instances, Federal law or applicable law or public policy may prohibit the Company from indemnifying its directors, officers, employees, agents or fiduciaries under this Agreement or otherwise.  In addition, Indemnitee acknowledges that the Company has provided undertakings to the U.S. Securities and Exchange Commission to the effect that the Company will submit the question of the appropriateness, as a matter of law and public policy, of the indemnification of its officers, directors, agents and employees for violations of federal securities laws to a court for its determination as a matter of law.

                7.                Liability Insurance.  To the extent the Company maintains liability insurance applicable to directors, officers, employees, agents or fiduciaries, Indemnitee shall be covered by such policies in such a manner as to provide Indemnitee the same rights and benefits as are accorded to the most favorably insured of the Company's directors, if Indemnitee is a director; or of the Company's officers, if Indemnitee is not a director of the Company but is an officer; or of the Company's key employees, agents or fiduciaries, if Indemnitee is not an officer or director but is a key employee, agent or fiduciary. The Company shall use all reasonable efforts to  maintain and keep in force the Company's current director and officer liability insurance policies including the current "tail" coverages (including, without limitation, the six-year tail which provides coverage for acts committed between November 1, 2000 and October 10, 2002) provided Company shall be allowed to replace current policies with policies issued by comparable insurance companies with coverage amounts at least equal to the current coverages, or as otherwise agreed by Company and Indemnitee. In the event of a change in control of the Company, Company shall cause the successor to continue to provide comparable directors and officers liability insurance to Indemnitee and use reasonable efforts to obtain multi-year tail coverage.

                8.                Exceptions.  Any other provision herein to the contrary notwithstanding, the Company shall not be obligated pursuant to the terms of this Agreement:

                                (a)                Excluded Actions or Omissions. (i) To indemnify Indemnitee for Indemnitee's acts, omissions or transactions for which Indemnitee may not be indemnified under applicable law; or (ii) to indemnify Indemnitee for Indemnitee's intentional acts or transactions in knowing violation of the Company's policies;

(b)          Claims Initiated by Indemnitee.  To indemnify or advance expenses to Indemnitee with respect to Claims initiated or brought voluntarily by Indemnitee and not by way of defense, except (i) with respect to actions or proceedings brought to establish or enforce a right to indemnification under this Agreement or any other agreement or insurance policy or under the Company's Certificate of Incorporation or Bylaws now or hereafter in effect relating to Claims for Indemnifiable Events, or (ii) in specific cases if the Board of Directors has approved the initiation or bringing of such Claim, advance expense payment or insurance recovery, as the case may be; or

Claims Under Section 16(b).  To indemnify Indemnitee for the payment of profits arising from the purchase and sale by Indemnitee of securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, or any similar successor statute.

                9.                Period of Limitations.  No legal action shall be brought and no cause of action shall be asserted by or in the right of the Company against Indemnitee, Indemnitee's estate, spouse, heirs, executors or personal or legal representatives after the expiration of one years from the date of accrual of such cause of action, and any claim or cause of action of the Company shall be extinguished and deemed released unless asserted by the timely filing of a legal action within such one-year period; provided, however, that if any shorter period of limitations is otherwise applicable to any such cause of action, such shorter period shall govern.

                10.                Construction of Certain Phrases.

                                (a)                For purposes of this Agreement, references to the "Company" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, employees, agents or fiduciaries, so that if Indemnitee is or was a director, officer, employee, agent or fiduciary of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee, agent or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, Indemnitee shall stand in the same position under the provisions of this Agreement with respect to the resulting or surviving corporation as Indemnitee would have with respect to such constituent corporation if its separate existence had continued.

                                (b)                For purposes of this Agreement, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on Indemnitee with respect to an employee benefit plan; and references to "serving at the request of the Company" shall include any service as a director, officer, employee, agent or fiduciary of the Company which imposes duties on, or involves services by, such director, officer, employee, agent or fiduciary with respect to an employee benefit plan, its participants or its beneficiaries; and if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan, Indemnitee shall be deemed to have acted in a manner "not opposed to the best interests of the Company" as referred to in this Agreement.

                                (c)                For purposes of this Agreement a "Change in Control" shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the shareholders of the Company in substantially the same proportions as their ownership of stock of the Company, (A) who is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 10% or more of the combined voting power of the Company's then outstanding Voting Securities, increases his beneficial ownership of such securities by 5% or more over the percentage so owned by such person, or (B) becomes the "beneficial owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing more than 20% of the total voting power represented by the Company's then outstanding Voting Securities, (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company and any new director whose election by the Board of Directors or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof, or (iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation other than a merger or consolidation which would result in the Voting Securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into Voting Securities of the surviving entity) at least 80% of the total voting power represented by the Voting Securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of (in one transaction or a series of transactions) all or substantially all of the Company's assets.

                                (d)                For purposes of this Agreement, "Independent Legal Counsel" shall mean a firm of attorneys of national standing with appropriate expertise, selected by indemnitee and reasonably acceptable to Company, who is qualified to render the opinion under applicable law and who shall not have otherwise performed services for the Company or Indemnitee within the last five (5) years (other than with respect to matters concerning the rights of Indemnitee under this Agreement, or of other indemnitees under similar agreements).

                                (e)                For purposes of this Agreement, a "Reviewing Party" shall mean any appropriate person or body consisting of a member or members of the Company's Board of Directors or any other person or body appointed by the Board of Directors who is not a party to the particular Claim for which Indemnitee is seeking indemnification, or Independent Legal Counsel provided, however, that following a change of control, the Reviewing Party shall always be Independent Legal Counsel.

                                (f)                For purposes of this Agreement, "Voting Securities" shall mean any securities of the Company that vote generally in the election of directors.

                11.                Counterparts.  This Agreement may be executed in one or more counterparts, each of which shall constitute an original.

                12.                Binding Effect; Successors and Assigns.  This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, and personal and legal representatives.  The Company shall require and cause any successor (whether direct or indirect by purchase, merger, consolidation or otherwise) to all, substantially all, or a substantial part, of the business and/or assets of the Company, by written agreement in form and substance satisfactory to Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.  This Agreement shall continue in effect with respect to Claims relating to Indemnifiable Events regardless of whether Indemnitee continues to serve as a director, officer, employee, agent or fiduciary of the Company or of any other enterprise at the Company's request.

                13.                Attorneys' Fees.  In the event that any action is instituted by Indemnitee under this Agreement or under any liability insurance policies maintained by the Company to enforce or interpret any of the terms hereof or thereof, the Company shall advance all Expenses incurred by Indemnitee in such action, provided that Indemnitee shall reimburse the Company for such advanced Expenses in the event Indemnitee does not prevail in the action.  In the event of an action instituted by or in the name of the Company under this Agreement to enforce or interpret any of the terms of this Agreement, Indemnitee shall be entitled to be paid all Expenses incurred by Indemnitee in defense of such action (including costs and expenses incurred with respect to Indemnitee counterclaims and cross-claims made in such action), and shall be entitled to the advancement of Expenses with respect to such action provided that Indemnitee shall reimburse the Company for such advanced Expenses in the event Indemnitee does not prevail in the action.

                14.                Notice.  All notices and other communications required or permitted hereunder shall be in writing, shall be effective when given, and shall in any event be deemed to be given (a) five (5) days after deposit with the U.S. Postal Service or other applicable postal service, if delivered by first class mail, postage prepaid, (b) upon delivery, if delivered by hand, (c) one business day after the business day of deposit with Federal Express or similar overnight courier, freight prepaid, or (d) one day after the business day of delivery by facsimile transmission, if delivered by facsimile transmission, with copy by first class mail, postage prepaid, and shall be addressed if to Indemnitee, at Indemnitee's address as set forth beneath Indemnitee's signature to this Agreement and if to the Company at the address of its principal corporate offices (attention: Secretary) or at such other address as such party may designate by ten days' advance written notice to the other party hereto.

                15.                Arbitration.  The parties shall use good faith efforts to resolve any disputes.  Any unresolved disputes shall be submitted by arbitration at a mutually agreed upon location in New York; provided, however, that nothing in this Section shall restrict the right of either party to apply to a court of competent jurisdiction for emergency relief pending final determination of a claim by arbitration in accordance with this Section.  All arbitration shall be conducted in accordance with the rules and regulations of the American Arbitration Association, in force at the time of any such dispute, by a single arbitrator selected by  Company and Indemnitee, provided, however, that in the event Company and Indemnitee are unable to agree upon an arbitrator, the arbitration shall be conducted by a panel of three (3) arbitrators , one (1) selected by Company , one (1) selected by Indemnitee, and the third (3rd) selected by the other two (2) arbitrators.  The decision of the arbitrator(s), based upon written findings of fact and conclusions of law, shall be binding upon the parties; and judgment in accordance with that decision may be entered in any court having jurisdiction thereof.  In no event shall the arbitrator(s) be authorized to grant any punitive, incidental or consequential damages of any nature or kind whatsoever.

                16.                Severability.  The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) are held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable, and the remaining provisions shall remain enforceable to the fullest extent permitted by law.  Furthermore, to the fullest extent possible, the provisions of this Agreement (including, without limitation, each portion of this Agreement containing any provision held to be invalid, void or otherwise unenforceable, that is not itself invalid, void or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

                17.                Choice of Law.  This Agreement shall be governed by and its provisions construed and enforced in accordance with the laws of the State of Delaware, as applied to contracts between Colorado residents, entered into and to be performed entirely within the State of Colorado, without regard to the conflict of laws principles thereof.

                18.                Subrogation.  In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee who shall execute all documents required and shall do all acts that may be necessary to secure such rights and to enable the Company effectively to bring suit to enforce such rights.

                19.                Amendment and Termination.  No amendment, modification, termination or cancellation of this Agreement shall be effective unless it is in writing signed by both the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

                20.                Integration and Entire Agreement.   This Agreement sets forth the entire understanding between the parties hereto and supersedes and merges all previous written and oral negotiations, commitments, understandings and agreements relating to the subject matter hereof between the parties hereto.

                21.                No Construction as Employment Agreement.  Nothing contained in this Agreement shall be construed as giving Indemnitee any right to be retained in the employ of the Company or any of its subsidiaries or to be retained as an officer, director, employee or agent of the Company for any period of time.

THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK

                IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

ICG COMMUNICATIONS, INC.

/s/Bernard L. Zuroff

By:  Bernard L. Zuroff

General Counsel and Executive Vice President

AGREED TO AND ACCEPTED BY:

/s/Randall E. Curran

Signature

Randall E. Curran

Printed Name

Exhibit 10.15

Execution Copy

LETTER AGREEMENT

                                Dated as of July 25, 2003

To the banks, financial institutions
and other institutional lenders
(collectively, the "Lenders") parties
to the Credit Agreement referred to
below and to Royal Bank of Canada,
as administrative agent and collateral agent
(the "Agent") for the Lenders and Wachovia
Bank, National Association, as Documentation Agent

Ladies and Gentlemen:

                We refer to the Credit Agreement dated as of July 25, 2002, as amended by Amendment No. 1 to the Credit Agreement dated as of May 31, 2003 (the "Credit Agreement") among us and you and the Security Agreement dated as of October 10, 2002 (the "Security Agreement") in favor of the Agent, for its benefit and the benefit of the Secured Parties.  Capitalized terms not otherwise defined in this Letter Agreement have the same meanings as specified in the Credit Agreement.

                By signing this Letter Agreement, we agree that:

                1.                Notwithstanding the terms of Section 5.04(b) of the Credit Agreement and Section 7 of the Security Agreement, the Borrower will maintain at all times a minimum cash balance of freely available funds held on deposit in the cash collateral account maintained by Royal Bank of Canada or one of its affiliates (or such other institution that is a Lender and is acceptable to the Agent) in an amount equal to 75% of the outstanding principal amount of the Term Advances outstanding under the Credit Agreement until September 30, 2003 or such other date as shall be mutually agreed upon in writing by the Agent and the Borrower, unless there is a Default or the Borrower anticipates a Default under the Credit Agreement, in which case the balance will stay at the 75% level until there is no longer a Default or an anticipated Default.

                2.                The failure to comply with the agreements set forth in this Letter Agreement shall constitute an immediate Event of Default for all purposes under the Credit Agreement and the other Loan Documents.

                This Letter Agreement shall become effective as of the date first above written when, and only when the Agent shall have received counterparts of this Letter Agreement executed by the undersigned, and the consent attached hereto executed by the Subsidiary Guarantors.

                Notwithstanding the effectiveness of this Letter Agreement, the Credit Agreement, the Notes and each of the other Loan Documents are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed; provided that the obligations of the Collateral Agent under the Loan Documents to pay or release funds held in the cash collateral account are hereby modified to effectuate the agreements set forth in this Letter Agreement.  The execution, delivery and effectiveness of this Letter Agreement shall not operate as a waiver of any right, power or remedy of any Lender or the Agent under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.  Except as otherwise set forth in this Letter Agreement, the execution, delivery and effectiveness of this Letter Agreement shall not operate as a waiver of any right, power or remedy of the Borrower under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.

                If you agree to the terms and provisions hereof, please evidence such agreement by executing and returning (i) one counterpart of this Letter Agreement by fax to Scott Shelley, Shearman & Sterling (telephone 212-848-8955, fax 212-848-7179) and (ii) at least three original counterparts of this Letter Agreement to Scott Shelley, Shearman & Sterling, 599 Lexington Avenue, New York, New York at your earliest convenience.

                This Letter Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.  Delivery of an executed counterpart of a signature page to this Letter Agreement by telecopier shall be effective as delivery of a manually executed counterpart of this Letter Agreement.

This Letter Agreement shall be governed by, and construed in accordance with, the laws of the State of New York.

Very truly yours,

ICG COMMUNICATIONS, INC., as Borrower

By                /s/Bernard L. Zuroff                Title:  Executive Vice President

Agreed as of the date first above written:

ROYAL BANK OF CANADA,
as Administrative Agent and Collateral Agent

By   /s/Rizwan Ahmad
        Title:  Senior Manager

CONSENT

Dated as of July 25, 2003

                Each of the undersigned, as a Subsidiary Guarantor under the Subsidiary Guarantee dated as of July 25, 2002 (the "Subsidiary Guarantee") in favor of the Secured Parties (as defined in the Credit Agreement referred to in the foregoing Letter Agreement) and as a Grantor under the Security Agreement dated as of October 10, 2002 (the "Security Agreement") in favor of the Agent, for its benefit and the benefit of the Secured Parties (as defined in the Credit Agreement referred to in the foregoing Letter Agreement), hereby consents to such Letter Agreement and hereby confirms and agrees that notwithstanding the effectiveness of such Letter Agreement, (a) the Subsidiary Guarantee is, and shall continue to be, in full force and effect and is hereby ratified and confirmed in all respects and (b) the Collateral Documents to which each such Grantor is a party and all of the Collateral described therein do, and shall continue to, secure the payment of all of the Secured Obligations (in each case, as defined therein).

ICG CANADIAN ACQUISITION, INC.

By  /s/Bernard L. Zuroff
Name:  Bernard L. Zuroff
Title:  Executive Vice President

ICG CHOICECOM, L.P.

By:  ICG ChoiceCom Management, LLC, its General Partner

ICG Telecom Group, Inc., its Managing Member

By  /s/Bernard L. Zuroff
Name:  Bernard L. Zuroff
Title:  Executive Vice President

ICG CHOICECOM MANAGEMENT, LLC

By:  ICG Telecom Group, Inc., its Managing Member

By  /s/Bernard L. Zuroff
Name:  Bernard L. Zuroff
Title:  Vice President

ICG CONSOLIDATED, INC.

By  /s/Bernard L. Zuroff
Name:  Bernard L. Zuroff
Title:  Executive Vice President

ICG EQUIPMENT, INC.

By  /s/Bernard L. Zuroff
Name:  Bernard L. Zuroff
Title:  Executive Vice President

ICG HOLDINGS, INC.

By  /s/Bernard L. Zuroff
Name:  Bernard L. Zuroff
Title:  Executive Vice President

ICG MOUNTAIN VIEW, INC.

By  /s/Bernard L. Zuroff
Name:  Bernard L. Zuroff
Title:  Executive Vice President

ICG SERVICES, INC.

By  /s/Bernard L. Zuroff
Name:  Bernard L. Zuroff
Title:  Executive Vice President

ICG TELECOM GROUP, INC.

By  /s/Bernard L. Zuroff
Name:  Bernard L. Zuroff
Title:  Vice President

ICG TELECOM GROUP OF VIRGINIA, INC.

By  /s/Bernard L. Zuroff
Name:  Bernard L. Zuroff
Title:  Vice President

NIKONET, LLC

By:  ICG Telecom Group, Inc., its Managing Member

By  /s/Bernard L. Zuroff
Name:  Bernard L. Zuroff
Title:  Executive Vice President

Exhibit 31.1

Certification Pursuant to Rule 13a-14(a)/15d-14(a),
As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

I, Randall E. Curran, certify that:

1)        I have reviewed this Quarterly Report of ICG Communications, Inc.;

2)        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)        The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

           a)           designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b)           evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c)           disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5)        The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

           a)       all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

           b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003	/s/ Randall E. Curran

Randall E. Curran Chief Executive Officer

Exhibit 31.2

Certification Pursuant to Rule 13a-14(a)/15d-14(a),
As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

I, Richard E. Fish, certify that:

1)        I have reviewed this Quarterly Report of ICG Communications, Inc.;

2)        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)        The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

           a)           designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b)           evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c)           disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5)        The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

           a)       all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

           b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003	/s/ Richard E. Fish, Jr.

Richard E. Fish, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ICG Communications, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall Curran, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)         The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)         The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 14, 2003	/s/ Randall E. Curran

Randall E. Curran Chief Executive Officer

This certification accompanies the Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ICG Communications, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard E. Fish, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)          The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)         The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 14, 2003	/s/ Richard E. Fish, Jr.

Richard E. Fish, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

This certification accompanies the Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of section 18 of the Securities Exchange Act of 1934, as amended.