Form 10-Q
period 2003-09-30
ICG COMMUNICATIONS INC /DE/
filed 2003-11-14
CIK 1013240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission File Number 1-11965)

ICG COMMUNICATIONS, INC.

(Exact names of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1342022 (IRS Employer Identification Number)

161 Inverness Drive West
Englewood, Colorado 80112
(Address of principal executive offices)

Registrant’s telephone numbers, including area codes: (888) 424-1144 or (303) 414-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

As of November 3, 2003, 8,000,000 shares of ICG Communications, Inc. common stock, $0.01 par value, were deemed issued and outstanding for financial reporting purposes, of which 7,706,894 shares had actually been distributed to stockholders.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Reorganized Company)
(Unaudited)

	December 31,	September 30,
	2002	2003

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$50,729	$19,962
Restricted cash, current (note 4)	16,645	42,152
Trade receivables, net of allowance of $9.0 million and $7.0 million at December 31, 2002 and September 30, 2003, respectively (note 3)	26,667	112,023
Other receivables, net of allowance of $4.4 million and $0 at December 31, 2002 and September 30, 2003, respectively	1,946	1,602
Prepaid expenses and deposits	5,656	5,608

Total current assets	101,643	181,347
Property and equipment, net (note 6)	231,238	212,060
Restricted cash, non-current	34,393	6,734
Deposits	7,076	6,826
Deferred financing costs, net of accumulated amortization of $0.3 million and $1.1 million at December 31, 2002 and September 30, 2003, respectively (note 4)	3,096	2,285
Other assets	12	—

Total Assets	$377,458	$409,252

		(continued)

See accompanying notes to condensed consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Reorganized Company), Continued
(Unaudited)

	December 31,	September 30,
	2002	2003

	(in thousands)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,921	$5,613
Accrued liabilities	38,905	42,415
Reorganization accruals (note 9)	16,734	4,365
Secured Notes, current portion (note 4)	3,790	56,179
Senior Subordinated Term Loan, current portion, net of $3.9 million of debt discount at September 30, 2003 (note 4)	—	21,091
Other long-term debt, current portion	9,183	8,239
Capital lease obligations, current portion (note 5)	5,642	707
Deferred revenue, current portion (note 3)	12,977	19,369

Total current liabilities	96,152	157,978
Long-term liabilities:
Secured Notes (note 4)	55,359	—
Capital lease obligations (note 5)	90,943	79,061
Senior Subordinated Term Loan, net of $4.9 million of debt discount at December 31, 2002 (note 4)	20,056	—
Other debt	16,660	14,343
Deferred revenue	16,525	12,193
Other long-term liabilities (note 10)	650	3,765

Total liabilities	296,345	267,340

Commitments and contingencies (note 7)
Stockholders’ equity:
Reorganized Company preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Reorganized Company common stock, $0.01 par value, 100,000,000 shares authorized; 8,000,000 shares deemed issued and outstanding	80	80
Additional paid-in capital	82,509	82,509
Retained earnings (accumulated deficit)	(1,476)	59,323

Total stockholders’ equity	81,113	141,912

Total liabilities and stockholders’ equity	$377,458	$409,252

See accompanying notes to condensed consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Predecessor	Reorganized	Predecessor	Reorganized
	Company	Company	Company	Company

	Three months ended September 30,		Nine months ended September 30,

	2002	2003	2002	2003

		(in thousands, except per share data)
Revenue (note 3):
Communications	$105,914	$87,769	$320,865	$285,581
Early termination	—	75,779	—	75,779

Total revenue	105,914	163,548	320,865	361,360

Operating costs and expenses:
Operating costs (note 3)	63,053	59,212	191,343	181,738
Selling, general and administrative expenses	16,128	24,143	67,690	68,908
Depreciation and amortization (note 6)	21,442	11,083	66,379	31,233
Other expense (income), net	(540)	2,798	(11)	2,815

Total operating costs and expenses	100,083	97,236	325,401	284,694
Operating income (loss)	5,831	66,312	(4,536)	76,666

Other income (expense):
Interest expense (note 9)	(5,087)	(5,538)	(15,390)	(18,306)
Interest income (note 9)	—	138	—	595
Reorganization expense, net (note 9)	(5,673)	—	(34,405)	—
Other income (expense), net	(87)	112	(4)	1,844

Total other expense, net	(10,847)	(5,288)	(49,799)	(15,867)

Net income (loss)	$(5,016)	$61,024	$(54,335)	$60,799

Net income (loss) per share:
Basic	$(0.09)	$7.63	$(1.00)	$7.60

Diluted	$(0.09)	$7.18	$(1.00)	$7.16

Weighted average number of shares deemed outstanding:
Basic	55,245	8,000	54,608	8,000

Diluted	55,245	8,499	54,608	8,488

See accompanying notes to condensed consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Reorganized Company)
(Unaudited)

				Retained
	Common Stock		Additional	Earnings	Total
			Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity

Balances at January 1, 2003	8,000	$80	$82,509	$(1,476)	$81,113
Net income	—	—	—	60,799	60,799

Balances at September 30, 2003	8,000	$80	$82,509	$59,323	$141,912

See accompanying notes to condensed consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Predecessor	Reorganized
	Company	Company

	Nine months ended September 30,

	2002	2003

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(54,335)	$60,799
Adjustments to reconcile net loss to net cash provided by operating activities before reorganization items:
Reorganization expense, net	34,405	—
Depreciation and amortization	66,379	31,233
Provision for uncollectible accounts	4,016	1,100
Other	3,105	6,995
Changes in operating assets and liabilities:
Receivables	7,663	(86,112)
Prepaid expenses and deposits	1,617	1,138
Accounts payable and accrued liabilities	(28,435)	852
Deferred revenue	(2,535	2,059

Net cash provided by operating activities before reorganization items	31,880	18,064

Reorganization items:
Reorganization expense, net	(34,405)	—
Net gain on negotiated settlements and disposal of long-lived assets	(3,637)	—
Increase in liabilities subject to compromise	1,798	—
Increase (decrease) in post-petition reorganization accruals	10,352	(12,121)

Net cash used by reorganization items	(25,892)	(12,121)

Net cash provided by operating activities	5,988	5,943

Cash flows from investing activities:
Acquisition of property and equipment	(41,285)	(27,266)
Change in prepaid expenses, accounts payable and accrued liabilities for acquisition of property and equipment	3,312	(743)
Proceeds from disposition of property, equipment and other assets	3,369	577
Decrease in restricted cash	30	2,152
Decrease in long-term deposits	236	250

Net cash used by investing activities	(34,338)	(25,030)

		(continued)

See accompanying notes to condensed consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Predecessor	Reorganized
	Company	Company

	Nine months ended September 30,

	2002	2003

	(in thousands)
Cash flows from financing activities:
Principal payments on capital lease obligations	$(8,647)	$(4,579)
Principal payments on long-term debt		(7,101)
Settlement of preferred dividends	163	—

Net cash used by financing activities	(8,484)	(11,680)

Net decrease in cash and cash equivalents	(36,834)	(30,767)
Cash and cash equivalents, beginning of period	146,587	50,729

Cash and cash equivalents end of period	$109,753	$19,962

Supplemental disclosure of cash flows information:
Cash paid for interest	$10,542	$12,621

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Increase in property and equipment and asset retirement obligations, resulting from the Company’s adoption of the provisions of SFAS 143 on January 1, 2003 (note 10)	$—	$2,531

Reduction in property and equipment and capital lease obligations, resulting from the renegotiation of contractual terms (note 5)	$—	$14,621

See accompanying notes to condensed consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Organization and Description of Business

ICG Communications, Inc., a Delaware corporation, and its subsidiaries are collectively referred to as “ICG” or the “Company.” The Company provides voice, data and Internet communication services. Headquartered in Englewood, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure to offer:

•	Corporate Services, primarily retail voice and data services to businesses.

•	Point-to-Point Broadband Services, providing traditional special access service to long-distance and inter-exchange carriers and medium to large sized corporate customers, as well as switched access and SS7 services.

•	Dial-Up Services, including primary rate interface and remote access services, on a wholesale basis to national and regional Internet Service Providers (“ISP“s).

On November 14, 2000 (the “Petition Date”), ICG and its operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States District Court for the District of Delaware (the “Bankruptcy Court”). The filings were made in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.

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

The Original Plan, however, did not become effective as a result of certain disagreements relating to exit financing between the Company and Cerberus Capital Management, L.P. (“Cerberus”). After engaging in renegotiations with Cerberus, on July 25, 2002, the Company entered into an agreement with Cerberus that was embodied in a proposed modification to the original Plan of Reorganization. The Original Plan, as modified, is referred to herein as the “Modified Plan.”

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

Pursuant to the Modified Plan, on October 10, 2002, the Company received new financing consisting of a $25 million senior subordinated term loan (the “Senior Subordinated Term Loan”). The Company’s senior secured credit facility (the “Senior Facility”) balance was then cancelled and replaced with new notes (the “Secured Notes”). Proceeds from the Senior Subordinated Term Loan were utilized to pay down the balance of the Secured Notes to $59 million. As discussed in note 4, the Secured Notes and the Senior Subordinated Term Loan were terminated in October 2003.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

As used in this Quarterly Report, “Predecessor Company” refers to the Company prior to its emergence from bankruptcy. “Reorganized Company” refers to the Company after its emergence from bankruptcy.

Between November 14, 2000, and October 10, 2002, ICG operated as a debtor-in-possession under the supervision of the Bankruptcy Court. ICG’s financial statements for reporting periods within that timeframe were prepared in accordance with the provisions of Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”

In connection with its emergence from bankruptcy, the Company adopted Fresh Start (“Fresh Start”) reporting in October 2002, in accordance with the requirements of SOP 90-7. The application of SOP 90-7 resulted in the creation of a new reporting entity for financial reporting purposes (but not for reporting purposes under applicable United States securities and income tax laws.) Under Fresh Start reporting, the reorganization value of ICG was allocated to its assets and liabilities on a basis substantially consistent with purchase accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

The accompanying interim unaudited financial statements should be read in conjunction with ICG’s Annual Report on Form 10-K for the year ended December 31, 2002, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the Company’s interim financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

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

Comparability of Financial Information

Due to the adoption of Fresh Start reporting in October 2002, the Reorganized Company’s accompanying post-Fresh Start statement of operations and statement of cash flows have not been prepared on a consistent basis with the Predecessor Company’s financial statements, and are therefore not comparable in certain respects to the financial statements prior to the application of Fresh Start reporting. In addition, as described in note 3, the Company’s September 30, 2003, balance sheet and results of operations were materially affected by an agreement with a major customer.

Net Loss Per Share

The Predecessor Company’s weighted average outstanding common shares were used in calculating basic and diluted net loss per share for the three and nine months ended September 30, 2002. All outstanding common shares and potential common shares of the Predecessor Company were cancelled in October 2002 in connection with the Company’s emergence from bankruptcy. No potential common shares of the Predecessor Company, such as options and warrants, were included in the calculation, as their effect would have been anti-dilutive.

The Reorganized Company’s weighted average outstanding common shares were used to calculate basic net income per share for the three and nine months ended September 30, 2003. The weighted average outstanding common shares and dilutive options and warrants were used to calculate diluted net income per share for the three and nine months ended September 30, 2003.

Stock-Based Compensation

The Company accounts for its stock-based employee and non-employee director compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”). Stock-based instruments issued to third parties are accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.”

The Company has recorded no compensation expense for the stock options granted under its employee stock option plan or its non-employee director compensation plan for the periods presented pursuant to the intrinsic value based method of APB 25. The following table illustrates the effect on net income and net income per share for the three and nine months ended September 30, 2003, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee and non-employee director compensation (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended

	September 30, 2003
Net income:
As reported	$61,024	$60,799
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(248)	(920)

Pro forma	$60,776	$59,879

	Three Months Ended		Nine Months Ended

	September 30, 2003

	As	Pro	As	Pro
	reported	forma	reported	forma

Net income per share:
Basic	$7.63	$7.60	$7.60	$7.48

Diluted	$7.18	$7.15	$7.16	$7.05

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: option life of 5 years, volatility of 60%, risk-free interest rate ranging from 2.7% to 3.0%, and no dividends.

The following table summarizes the status of the Reorganized Company’s employee stock option plan and non-employee director compensation plan:

	Shares	Weighted
	underlying	average
	options	exercise price

Outstanding at December 31, 2002	701,677	$9.12
Granted	173,250	8.30
Cancelled	(105,000)	9.12

Outstanding at September 30, 2003	769,927	$8.94

(3)	Qwest Agreement

On September 30, 2003, ICG executed an agreement (the “Qwest Agreement”) with one of its major customers, Qwest Communications Corporation (together with its affiliated entities, “Qwest”), whereby Qwest agreed to pay ICG approximately $106.8 million in cash, which represented consideration for data services (the “Qwest Dial-Up Services”) provided to Qwest under four separate agreements after June 30, 2003, and consideration for the early termination of those agreements. The Qwest Agreement calls for substantially all of the Qwest Dial-Up Services to be disconnected from ICG’s network by December 31, 2003.

Revenue earned pursuant to the Qwest Dial-Up Services agreements, excluding the early termination revenue portion (the “Qwest Early Termination Revenue”) discussed below, is hereinafter referred to as the “Qwest Dial-Up Services Revenue”. The $106.8 million Qwest Agreement amount was comprised of the following:

(i)	$75.8 million of Qwest Early Termination Revenue in consideration of the early termination of the Qwest Dial-Up Services agreements. This amount was recorded as revenue in the three months ended September 30, 2003, and classified as “Early termination” revenue in the accompanying statements of operations.

(ii)	$24.6 million of Qwest Dial-Up Services Revenue earned between June 30, 2003 and September 30, 2003, as required by the Qwest Dial-Up Services agreements prior to the execution of the Qwest Agreement. This amount was recorded as revenue in the three months ended September 30, 2003, and classified as “Communications” revenue in the accompanying statements of operations.

(iii)	$6.4 million for the provision of Qwest Dial-Up Services between October 1, 2003 and December 31, 2003, primarily to transition Qwest from ICG’s network, as required by the Qwest Agreement. This amount, which was determined using the estimated fair market value of the services still to be provided, was recorded as current deferred revenue as of September 30, 2003.

Although the Company does not generally allocate its costs to specific products or customers due to the nature of the network architecture, it is management’s estimate that the variable gross margin (the “Variable Gross Margin”), which represents revenue less incremental direct operating costs, generated from the Qwest Dial-Up Services Revenue ranged from between 70% and 80%.

As of September 30, 2003, the Company had $92.0 million in net trade receivables due from Qwest,

including $90.4 million from the Qwest Agreement. On October 2, 2003, the balance due as a result of the Qwest Agreement was collected in full.

Revenue statistics for the Company’s major customers, including Qwest, are detailed in note 8.

(4)	Termination of Secured Notes and Senior Subordinated Term Loan

The terms of the Company’s Secured Notes and Senior Subordinated Term Loan (collectively referred to herein as the “Secured Debt”) required the Company to fully prepay the outstanding balance of the Secured Debt upon the execution of the Qwest Agreement. Therefore, on or about October 7, 2003, ICG utilized approximately $81.2 million of the Qwest Agreement proceeds to pay in full its Secured Debt.

Further, as of September 30, 2003, ICG had $42.1 million of cash in a collateral account for the benefit of the secured lenders, in accordance with the Secured Debt terms. This amount was classified as “Restricted cash, current” in the accompanying balance sheet. In connection with the Secured Debt termination, the funds in the cash collateral account were released and became available to ICG for general operational purposes.

The outstanding balance of the Senior Subordinated Term Loan as of September 30, 2003 was shown net of $3.9 million of unamortized debt discount in the accompanying balance sheet. In addition, the accompanying balance sheet included $2.3 million of deferred financing costs related to obtaining the Secured Debt. The unamortized balances of the debt discount and deferred financing costs were written off in October 2003, in connection with the Secured Debt termination.

Interest expense on the Secured Debt amounted to $2.6 million and $7.6 million, respectively, in the three and nine months ended September 30, 2003.

(5)	Capital Lease Obligations

The Company leases certain office facilities and fiber equipment under various capital lease arrangements. Assets recorded under capitalized lease agreements included in property and equipment consisted of $45.2 million and $33.6 million, less accumulated amortization of $0.6 million and $2.1 million, at December 31, 2002 and September 30, 2003, respectively.

The Company leases certain portions of its network from Southern California Edison Company (“SCE”). In the first nine months of 2003 the Company and SCE completed two transactions that changed the recorded amounts of assets under capitalized lease agreements and the related capital lease liability. In January 2003, the Company returned certain leased dark fiber to SCE, which resulted in corresponding $3.2 million reductions of property and equipment and capital lease obligations. Further, in May 2003, the Company and SCE agreed to return additional assets and to replace the previous contract, as amended, with new agreements. In connection with the May 2003 termination of the previous contract and execution of new licenses and leases, the Company recorded corresponding $11.4 million reductions of property and equipment and capital lease obligations. Capital lease obligations relating to the SCE agreements were, and continue to be, recorded using a 15.1% interest rate.

The following table shows contractual payments under the terms of the Company’s capital lease obligations as of December 31, 2002 and September 30, 2003 (in thousands):

	December 31,	September 30,
	2002	2003

Year:
2003*	$17,216	$1,657
2004	17,235	10,474
2005	17,182	10,435
2006	10,397	10,557
2007	10,584	10,738
Thereafter	172,745	174,761

Total minimum lease payments	245,359	218,622
Less amounts representing interest	148,774	138,854

Present value of net minimum lease payments	$96,585	$79,768

     * As of September 30, 2003, the amount of contractual payments is for the three months ended December 31, 2003.

The difference in contractual payments for each of the above periods was primarily due to the replacement of the SCE capital lease, as described above.

The weighted average interest rate on capital lease obligations was 13.1% and 12.7% as of December 31, 2002 and September 30, 2003, respectively.

(6)	Property and Equipment

Property and equipment, including assets held under capital leases, was comprised of the following (in thousands):

	December 31,	September 30,
	2002	2003

Buildings and Improvements	$29,370	$29,370
Furniture, fixtures and office equipment	—	6,685
Machinery and equipment	3,662	3,575
Fiber optic equipment	51,864	54,289
Circuit switch equipment	73,964	72,863
Packet switch equipment	19,641	19,940
Fiber optic network	47,432	46,157
Site improvements	99	2,800
Construction in progress	11,408	12,105
Assets held for sale	1,749	1,173

	239,189	248,957
Less accumulated depreciation	(7,951)	(36,897)

	$231,238	$212,060

Property and equipment included $12.1 million of equipment that had not been placed in service and $1.2 million of property and equipment that was being held for sale at September 30, 2003, that was not being depreciated.

The Company leases certain office facilities and fiber equipment under various capital lease arrangements. Assets recorded under capitalized lease agreements included in property and equipment consisted of $45.2 million and $33.6 million, less accumulated amortization of $0.6 million and $2.1 million, at December 31, 2002 and September 30, 2003, respectively. As discussed in note 5, in 2003 the Company completed two transactions that changed the recorded amounts of assets under capitalized lease agreements and the related capital lease liability.

As described in note 10, ICG adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective January 1, 2003.

(7)	Commitments and Contingencies

Impact of WorldCom, Inc. Bankruptcy

On July 21, 2002, WorldCom, Inc. and substantially all of its active U.S. subsidiaries (collectively referred to as “WorldCom”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Since WorldCom’s bankruptcy filing, ICG has continued to provide service to WorldCom. Revenue from WorldCom accounted for approximately 8% and 10% of Communications revenue in the three and nine months ended September 30, 2003, respectively.

In the first quarter of 2003, ICG and MCI WorldCom Network Services, Inc. reached agreement with regard to the renegotiation and assumption of MCI WorldCom Network Services, Inc.’s pre-petition contract. In May 2003, WorldCom’s bankruptcy court approved the settlement and assumption agreement. Under the terms of the settlement agreement, WorldCom’s minimum commitment to ICG decreased by approximately $1.2 million per month in April 2003 through March 2004, and increased by approximately $0.8 million per month in April 2004 through September 2004. In addition, in May 2003, under the terms of the settlement agreement, MCI WorldCom Network Services, Inc. paid ICG, and ICG recorded as revenue, approximately $1.5 million relating to amounts earned for services provided by ICG in July 2002. This amount had not been previously recognized by ICG due to collection concerns. As of September 30, 2003, the Company had $1.0 million in net trade receivables due from WorldCom.

Operating Costs and Accrued Liabilities

The Company leases certain network facilities, primarily circuits, from incumbent local exchange carriers (“ILEC“s) and competitive local exchange carriers (“CLEC“s) to augment its owned infrastructure for which it is generally billed a fixed monthly fee. The Company also uses the facilities of other carriers for which it is billed on a usage basis. The Company issued a significant number of disconnect orders to ILECs and CLECs for leased circuits throughout 2001 and 2002 as a result of the Company’s optimization of its network and associated operating cost structure, as well as the curtailment of the Company’s expansions plans. In addition, many of these providers changed the Company’s billing account numbers (“BAN“s) in an attempt to segregate the Company’s pre- and post-Chapter 11 petition billing activity. Disconnected services were frequently not reflected on a timely basis by these facilities providers on the Company’s invoices, resulting in inaccurate invoices and disputes, and the assignment of new BANs by these facilities providers frequently resulted in incorrect balances being carried forward on invoices. The Company disputes invoices for usage billings when the call record detail is not adequate to support such charges. As a result of these and other types of billing disputes, the Company is in settlement negotiations with certain providers.

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

Other Commitments and Contingencies

The Company emerged from bankruptcy on October 10, 2002. However, certain post-confirmation proceedings continue in the Bankruptcy Court relating to pre-petition claims, administrative claims and claims for damages on rejected executory contracts. As of September 30, 2003, the Reorganized Company’s balance sheet included $4.4 million in estimated accrued liabilities for the settlement of such claims.

(8)	Major Customers

A significant amount of the Company’s revenue has been derived from long-term contracts with certain large customers, including Qwest and WorldCom, which are discussed in greater detail in notes 3 and 7, respectively. As discussed in note 3, on September 30, 2003, ICG and Qwest entered into the Qwest Agreement.

Revenue statistics for the Company’s major customers for the three and nine months ended September 30, 2003, are summarized in the table below:

	Three months	Nine months

	Ended September 30, 2003

Percent of Communications revenue:
Qwest revenue	32%	30%
Worldcom revenue	8%	10%

(9)	Accounting During Bankruptcy Proceedings

ICG’s financial statements during the Company’s bankruptcy proceedings were prepared in accordance with the provisions of SOP 90-7.

Interest Expense

Contractual interest expense of $64 million and $190 million was not recorded for the three and nine months ended September 30, 2002, due to the Company’s bankruptcy proceedings.

Interest Income

Interest income of $0.4 million and $1.4 million for the three and nine months ended September 30, 2002, was considered earned as a result of the bankruptcy filing, and was therefore classified as a reorganization item, in accordance with the requirements of SOP 90-7.

Reorganization Expense, Net

In accordance with SOP 90-7, all costs and expenses incurred in connection with the Predecessor Company’s reorganization from the Petition Date to the Effective Date were classified as reorganization items in the accompanying condensed consolidated statements of operations. The Predecessor Company incurred the following reorganization items for the three and nine months ended September 30, 2002:

	Three Months	Nine Months

	Ended September 30, 2002

	(in thousands)
Severance and employee retention costs	$16	$3,910
Legal and professional fees	2,767	9,724
Switch site closure costs	332	1,668
Contract termination expenses	66	23,374
Net loss (gain) on negotiated settlements and disposal of long-lived assets	3,412	(3,637)
Interest income	(383)	(1,371)
Other	(537)	737

Total	$5,673	$34,405

(10)	New Accounting Standards

Effective January 1, 2003, ICG adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period in which it is incurred, with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the useful life of the related asset. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The adoption of SFAS 143 resulted in the establishment of asset retirement obligations of $2.5 million, which are included in other long-term liabilities in the accompanying balance sheet, and an increase to net property and equipment of $2.5 million. Accretion expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2003, respectively, was included in other operating income, net, in the accompanying condensed consolidated statements of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the term “Company”, “ICG” or “Registrant” means the combined business operations of ICG Communications, Inc. and its subsidiaries.

This section and other parts of this Quarterly Report contain “forward looking statements” intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. These forward looking statements can generally be identified as such because the context of the statements include words such as “intends,” “anticipates,” “expects,” “estimates,” “plans,” “believes” and other similar words. Additionally, statements that describe the Company’s future plans, objectives or goals also are forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. These risks and uncertainties, which are described in more detail herein under “Liquidity and Capital Resources”, include, but are not limited to the following:

•	The Company’s need for capital and its ability to access capital markets in a timely manner, at reasonable costs and on satisfactory terms and conditions;

•	The Company’s ability to sustain positive operating income;

•	Customer concentration and the Company’s ability to retain its major customers on profitable terms;

•	The Company’s ability to collect reciprocal compensation;

•	The Company’s ability to successfully maintain commercial relationships with its critical suppliers;

•	The Company’s ability to manage expansion of its service offerings and its network and infrastructure;

•	Changes in, or the Company’s inability to comply with, existing government regulations;

•	The performance of the Company’s network;

•	The rapid change of technology within the telecommunications industry;

•	The concentration of control of the Company by two parties;

•	Potential for business combinations, acquisitions and/or divestitures;

•	General economic conditions and the related impact on demand for the Company’s services; and

•	The Company’s ability to attract and retain a new CEO and other qualified management and employees.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report. All dollar amounts are in U.S. dollars.

BUSINESS OVERVIEW

ICG is a facilities-based, nationwide communications provider focused on providing data and voice services to ISPs, telecommunication carriers and corporate customers. Headquartered in Englewood, Colorado, ICG is a certified CLEC in most states, having interconnection agreements with every major local exchange carrier. ICG’s facilities support three primary product offerings:

Corporate Services

The Company offers Internet access, data and voice services to small to medium sized businesses, with an emphasis on Internet Protocol (“IP”) telephony services. Management believes that the Company’s Corporate Services offering represents the most favorable revenue opportunity to leverage the Company’s network infrastructure.

The demand for data services in commercial applications is expected to increase significantly over the next several years, as businesses address their growing need for data connections and greater bandwidth. ICG is positioning itself to take advantage of these industry trends by leveraging its established CLEC customer base and existing network infrastructure to expand the Corporate Services business.

The Company continues to add new products and services to its Corporate Services offering. Growth in the Corporate Services business is anticipated to come primarily from sales of long distance services, dedicated internet access services (“DIA”), voice and Internet converged services, and enhanced voice services. In February 2003, ICG launched a converged voice and data solution, VoicePipe ™, a single solution that bundles long distance and IP business telephone service, along with high-speed Internet access. VoicePipe ™ is available today in most of ICG’s markets.

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

Dial-Up Services

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

Network

To provide its service offerings, ICG combines its approximately 5,700 route miles of metropolitan and regional fiber network infrastructure and its 46 voice and data switches with its nationwide fiber optic backbone, data points of presence, 23 asynchronous transfer mode (“ATM”) switches, 18 Multi Protocol Label Switching (“MPLS”) core routers and numerous private and public Internet peering arrangements. The design of the physical network permits the Company to offer flexible, high-speed telecommunications services to its customers.

The regional network infrastructure consists of fiber optic cables and associated advanced electronics and transmission equipment. The Company’s regional network is generally configured in redundant synchronous optical network (“SONET”) rings to make the network accessible to the largest concentration of telecommunications intensive business customers within a given market. This network architecture also offers the advantage of uninterrupted service in the event of a fiber cut or equipment failure, thereby resulting in limited outages and increased network reliability in a cost efficient manner.

The Company also runs several centrally controlled, logical IP switches (i.e., “Soft Switches”) as part of its IP infrastructure to support part of its managed modem business, as well as its VoicePipe™ product line.

REORGANIZATION AND EMERGENCE FROM BANKRUPTCY

The Company filed for bankruptcy protection on November 14, 2000, and emerged from bankruptcy protection on October 10, 2002. Concurrent with its emergence from bankruptcy, the Company received new financing, implemented Fresh Start reporting and issued new common stock. In addition, a new Board of Directors officially took control of the Company. For a more detailed description of the Company’s reorganization proceedings, please refer to note 1 to the accompanying financial statements, the description of which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Financial Reporting by Entities in Reorganization under the Bankruptcy Code and Fresh Start Reporting

Between November 14, 2000, and October 10, 2002, ICG operated as a debtor-in-possession under the supervision of the Bankruptcy Court. ICG’s financial statements for reporting periods within that timeframe were prepared in accordance with the provisions of SOP 90-7.

In connection with its emergence from bankruptcy, the Company adopted Fresh Start reporting in October 2002, in accordance with the requirements of SOP 90-7. The application of SOP 90-7 resulted in the creation of a new reporting entity for financial reporting purposes (but not for reporting purposes under applicable United States securities and income tax laws.) Under Fresh Start reporting, the reorganization value of ICG was allocated to its assets and liabilities on a basis substantially consistent with purchase accounting in accordance with SFAS No. 141, “Business Combinations.”

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

The Company records reciprocal compensation and carrier access revenue in accordance with regulatory authority approval and pursuant to interconnection agreements with ILECs and interexchange carriers (“IXC“s) for the origination, transport and/or termination of traffic originated by ILEC and IXC customers. The Company recognizes revenue as the service is provided, except in those cases where historical experience indicates that the revenue would be under dispute and collection would be uncertain.

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

Operating Costs and Accrued Liabilities

The Company leases certain network facilities, primarily circuits, from IXCs, ILECs and CLECs to augment its owned infrastructure for which it is generally billed a fixed monthly fee. The Company also uses the facilities of other carriers for which it is billed on a usage basis. The Company issued a significant number of disconnect orders to ILECs and CLECs for leased circuits throughout 2001 and 2002 as a result of the Company’s optimization of its network and associated operating cost structure, as well as the curtailment of the Company’s expansions plans. In addition, many of these providers changed the Company’s BANs in an attempt to segregate the Company’s pre- and post-Chapter 11 petition billing activity. Disconnected services were frequently not reflected on a timely basis by these facilities providers on the Company’s invoices, resulting in inaccurate invoices and disputes, and the assignment of new BANs by these facilities providers frequently resulted in incorrect balances being carried forward on invoices. The Company disputes invoices for usage billings when the call record detail is not adequate to support such charges. As a result of these and other types of billing disputes, the Company is in settlement negotiations with certain providers.

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

Pursuant to the adoption of Fresh Start in October 2002, the Company wrote down the value of its property and equipment by $392 million, or 63%, and wrote off the $126 million balance of accumulated depreciation. The total Fresh Start value of the long-lived assets was generally allocated on a pro rata basis to the individual asset categories based on asset appraisals obtained in November 2001 and March 2002. The adjusted property and equipment values are being depreciated over the remaining useful lives of the assets.

Property and equipment placed in service subsequent to the establishment of the Fresh Start balance sheet is stated at historical cost. Costs associated directly with network construction, service installations and development of business support systems, including employee related costs, and interest expense incurred during the construction period, are capitalized. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives, which are determined based on historical usage with consideration given to technological changes, trends in the industry and other economic factors that could impact the network architecture and asset utilization. Assets held for sale are stated at the estimated proceeds from the sale, less costs to sell.

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

The Company provides for the impairment of long-lived assets pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of its assets may not be recoverable. An impairment loss is recognized when the assets’ carrying value exceeds both the assets’ estimated undiscounted future cash flows, excluding interest, and the assets’ estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the long-lived assets and the amount of the impairment.

The Company reviewed its long-lived asset balances for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of September 30, 2003. As a result of this review, management believes that the estimated fair value of the Company’s long-lived assets as of September 30, 2003, exceeds their carrying value.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

On September 30, 2003, ICG executed an agreement with Qwest that is expected to result in the loss of approximately 28% of Communications revenue in future periods. On or about October 7, 2003, ICG used the proceeds from this agreement to pay in full its secured debt obligations. As a result of these transactions, ICG is no longer subject to restrictive debt covenants. However, to offset the significant revenue loss, ICG must improve liquidity through various operating initiatives and the sale of certain non-strategic assets. In addition, the Company will need to obtain additional funding through debt or equity financing no later than the first quarter of 2004, unless sufficient asset sales occur first. There can be no certainty that the Company will solve its liquidity issue and continue as a going concern.

Qwest Agreement

On September 30, 2003, ICG executed the Qwest Agreement, whereby Qwest agreed to pay ICG approximately $106.8 million in cash, which represented consideration for the Qwest Dial-Up Services provided to Qwest under four separate agreements after June 30, 2003, and consideration for the early termination of those agreements. The Qwest Agreement calls for substantially all of the Qwest Dial-Up Services to be disconnected from ICG’s network by December 31, 2003.

The $106.8 million Qwest Agreement amount was comprised of the following:

(i)	$75.8 million of Qwest Early Termination Revenue in consideration of the early termination of the Qwest Dial-Up Services agreements. This amount was recorded as revenue in the three months ended September 30, 2003, and classified as “Early termination” revenue in the accompanying statements of operations.

(ii)	$24.6 million of Qwest Dial-Up Services Revenue earned between June 30, 2003 and September 30, 2003, as required by the Qwest Dial-Up Services agreements prior to the Qwest Agreement. This amount was recorded as revenue in the three months ended September 30, 2003, and classified as “Communications” revenue in the accompanying statements of operations.

(iii)	$6.4 million for the provision of Qwest Dial-Up Services between October 1, 2003 and December 31, 2003, primarily to transition Qwest from ICG’s network, as required by the Qwest Agreement. This amount, which was determined using the estimated fair market value of the services still to be provided, was recorded as current deferred revenue as of September 30, 2003.

Although the Company does not generally allocate its costs to specific products or customers due to the nature of the network architecture, it is management’s estimate that the Variable Gross Margin generated from the Qwest Dial-Up Services Revenue ranged from between 70% and 80%.

As of September 30, 2003, the Company had $92.0 million in net trade receivables due from Qwest, including $90.4 million from the Qwest Agreement. On October 2, 2003, the balance due as a result of the Qwest Agreement was collected in full.

Revenue statistics for the Company’s major customers, including Qwest, are detailed under Assessment of Risks and Uncertainties.

Secured Notes and Senior Subordinated Term Loan termination

The terms of the Secured Debt required the Company to fully prepay the outstanding balance of the Secured Debt upon the execution of the Qwest Agreement. Therefore, on or about October 7, 2003, ICG utilized approximately $81.2 million of the Qwest Agreement proceeds to pay the Secured Debt in full. ICG intends to use the remaining proceeds for working capital and to support ICG’s continued investment in its Corporate Services product offering.

Further, as of September 30, 2003, ICG had $42.1 million of cash in a collateral account for the benefit of the secured lenders, in accordance with the Secured Debt terms. This amount was classified as “Restricted cash, current” in the accompanying balance sheet. In connection with the Secured Debt termination, which occurred in October 2003, the funds in the cash collateral account were released and became available to ICG for general operational purposes.

The outstanding balance of the Senior Subordinated Term Loan as of September 30, 2003 was shown net of $3.9 million of unamortized debt discount in the accompanying balance sheet. In addition, the accompanying balance sheet included $2.3 million of deferred financing costs related to obtaining the Secured Debt. The unamortized balances of the debt discount and deferred financing costs were written off in October 2003, in connection with the Secured Debt termination.

Interest expense on the Secured Debt amounted to $2.6 million and $7.6 million, respectively, in the three and nine months ended September 30, 2003. As a result of the Secured Debt repayment, the Company’s future interest expense is expected to decrease accordingly.

Pro Forma Effect of the Transactions

At September 30, 2003, the Company had cash, cash equivalents and restricted cash totaling $68.8 million, which was comprised of the following: (i) cash and cash equivalents of $20.0 million; (ii) restricted cash — current of $42.1 million, which represents funds held in a cash collateral account in accordance with the Secured Debt terms; and (iii) restricted cash — non-current of $6.7 million.

As of September 30, 2003, the Company had $92.0 million in net trade receivables due from Qwest, including $90.4 million from the Qwest Agreement. On October 2, 2003, the balance due as a result of the Qwest Agreement was collected in full.

On or about October 7, 2003, ICG utilized approximately $81.2 million of such proceeds to pay in full its Secured Debt. In addition, the $42.1 million of funds held in a cash collateral account and classified as current in the Company’s September 30, 2003, balance sheet was released and became available to ICG for general operational purposes.

The termination of the Qwest Agreement and the repayment of the Secured Debt are hereinafter collectively referred to as the “Transactions”. Management believes that a pro forma presentation excluding the effect of the Transactions is useful in showing the full impact of the Transactions on the Company’s financial condition, results of operations and liquidity going forward.

The following table sets forth a pro forma analysis of the Company’s financial condition as of September 30, 2003, assuming that all aspects of the Transactions were complete as of September 30, 2003:

	Selected Balance Sheet Data

	As of September 30, 2003

		Receipt of
		Qwest	Secured Debt
	As	Agreement	termination
	Reported	funds(1)	(2)	Pro Forma

		(in thousands of dollars)
Assets:
Cash	19,962	90,400	(39,027)	71,335
Restricted cash	48,886	—	(42,152)	6,734

Total cash and restricted cash	68,848	90,400	(81,179)	78,069
Trade receivables, net	112,023	(90,400)	—	21,623
Deferred financing costs, net of accumulated amortization of $1.1 million at September 30, 2003	2,285	—	(2,285)	—
Other	226,096	—	—	226,096

Total assets	409,252	—	(83,464)	325,788

Liabilities and stockholders’ equity:
Secured Notes and Senior Subordinated Term Loan, net of discount of $3.9 million at September 30, 2003(2)	77,270	—	(77,270)	—
Other debt	22,582	—	—	22,582
Capital lease obligations	79,768	—	—	79,768

Total debt and capital lease obligations	179,620	—	(77,270)	102,350
Other liabilities	87,720	—	—	87,720
Stockholders’ equity	141,912	—	(6,194)	135,718

Total liabilities and stockholders’ equity	409,252	—	(83,464)	325,788

Notes:

(1)	Assumes full collection of the $90.4 million related to the Qwest Agreement as of September 30, 2003.

(2)	Assumes payment in full of the Secured Debt balance as of September 30, 2003. Cash of $81.2 million was required to retire the Secured Debt balance of $77.3 million. The unamortized deferred financing costs of $2.3 million and the unamortized debt discount of $3.9 million as of September 30, 2003, were written off, resulting in a charge of $6.2 million to the statement of operations.

The following tables set forth pro forma analyses of the Company’s results of operations for the three and nine months ended September 30, 2003, respectively. The analyses assume that all aspects of the Transactions were complete as of close of business December 31, 2002 and that the Variable Gross Margin generated from the Qwest Dial-Up Services Revenue (which is classified as “Communications” revenue) was 75%:

	Selected Results of Operations and Cash Flow Data

	As	Qwest	Secured Debt
	Reported	Agreement	termination	Pro Forma

	(in thousands of dollars)

	Three months ended September 30, 2003

Revenue:
Communications	87,769	(24,626)	—	63,143
Early termination	75,779	(75,779)	—	—

Total revenue	163,548	(100,405)	—	63,143
Operating costs and expenses:
Operating costs	59,212	(6,156)	—	53,056
Selling, general and administrative expenses	24,143	—	—	24,143
Depreciation and amortization	11,083	—	—	11,083
Other expense, net	2,798	—	—	2,798

Total operating costs and expenses	97,236	(6,156)	—	91,080

Operating income (loss)	66,312	(94,249)	—	(27,937)

Other income (expenses):
Interest expense	(5,538)	—	2,575	(2,963)
Other	250	—	—	250

Total other expense, net	(5,288)	—	2,575	(2,713)

Net income (loss)	61,024	(94,249)	2,575	(30,650)

Principal payments on long-term debt and capital lease obligations	5,507	—	(2,111)	3,396

Capital expenditures	4,155	—	—	4,155

	Nine months ended September 30, 2003

Revenue:
Communications	285,581	(73,879)	—	211,702
Early termination	75,779	(75,779)	—	—

Total revenue	361,360	(149,658)	—	211,702

Operating costs and expenses:
Operating costs	181,738	(18,470)	—	163,268
Selling, general and administrative expenses	68,908	—	—	68,908
Depreciation and amortization	31,233	—	—	31,233
Other expense, net	2,815	—	—	2,815

Total operating costs and expenses	284,694	(18,470)	—	266,224

Operating income (loss)	76,666	(131,188)	—	(54,522)

Other income (expenses):
Interest expense	(18,306)	—	7,584	(10,722)
Other	2,439	—	—	2,439

Total other expense, net	(15,867)	—	7,584	(8,283)

Net income (loss)	60,799	(131,188)	7,584	(62,805)

Principal payments on long-term debt and capital lease obligations	11,680	—	(2,970)	8,710

Capital expenditures	27,266	—	—	27,266

The Pro Forma Condensed Statement of Operations for the three months ended September 30, 2003, reflects a net loss before depreciation charges of approximately $20 million, principal payments on long-term debt and capital lease obligations of approximately $3 million and capital expenditures of approximately $4 million, resulting in a net consumption of cash of approximately $27 million. Pro forma revenue for the three and nine months ended September 30, 2003, excludes the Qwest Dial-Up Services Revenue, which accounted for approximately 28% and 26% of Communications revenue in the three and nine months ended September 30, 2003, respectively, and the Qwest Early Termination Revenue. Pro forma operating costs reflect a reduction amounting to 25% of the Qwest Dial-Up Services Revenue.

The pro forma balance sheet as of September 30, 2003, reflects an unrestricted cash position of approximately $71 million, and total debt and capital lease obligations of approximately $102 million. Although the balance sheet position has been significantly strengthened as a result of the Transactions, the loss of future revenue will negatively affect the Company’s operating results and will have a material negative effect on the Company’s liquidity.

Under the terms of the Secured Debt, the Company was required to adhere to a number of affirmative, negative and financial covenants. As a result of the termination of the Secured Debt, the Company is no longer subject to these covenants, which has enhanced the Company’s financial and operational flexibility.

Impact of the Transactions on Liquidity

To offset the significant future loss of the Qwest Dial-Up Services Revenue, the Company has commenced several operating initiatives to increase sales and reduce operating expenses and capital expenditures. In addition, management is evaluating the possible sale of certain non-strategic assets. Each of these initiatives is described in further detail below.

•	Initiatives to increase sales: The Company is in the process of significantly expanding its quota-bearing sales personnel within its Corporate Services line of business. As of September 30, 2003, the total number of quota-bearing sales personnel was 150. During the third quarter, the Company commenced a plan to increase its quota-bearing sales personnel to a total of approximately 250. Management anticipates that this sales force will be fully deployed by the second quarter of 2004.

•	Initiatives to reduce operating and capital expenditures:

•	Operating costs:

•	Line costs: The Company is aggressively eliminating those incremental direct operating costs that were incurred in support of the Qwest Dial-Up Services Revenue and to re-configure the remaining transport network in a more cost-efficient manner.

•	Network operating costs: As a result of the loss of the Qwest Dial-Up Services Revenue, a significant amount of switching capacity within the Company’s network will be under-utilized. The Company intends to re-configure the switching network in a more cost-efficient manner through the consolidation of network traffic and the elimination of excess network facilities.

•	Capital expenditures: The Company is aggressively managing its capital expenditures and will be deferring all capital expenditures unless such expenditures support near term revenue growth with high returns and short paybacks, or are required to maintain either the integrity of the network or services to existing customers.

•	SG&A expenses: The Company continues to evaluate its SG&A expenses in the context of its existing and projected revenues and plans to reduce those SG&A expenses that are not critical to the support of sales initiatives or the support of services being provided to existing customers.

•	Initiatives to sell non-strategic assets: The Company is evaluating the opportunity to increase its liquidity through the potential disposition of assets including excess network transport equipment, switches and other assets which are either not optimized or under-performing. As of September 30, 2003, such assets were in service and classified as held and used under the requirements of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

There can be no assurance, however, that the aforementioned operating initiatives and potential sales of assets will be successful in sufficiently improving the Company’s liquidity.

Based upon the Company’s current projections, management believes that in addition to the foregoing operating initiatives and potential asset sales, the Company will need to borrow additional funds or acquire funds through equity financing in 2004, and by the first quarter of 2004 if sufficient asset sales do not occur first. Although management anticipates that the Company’s reduced debt burden and unencumbered asset base will enhance the Company’s ability to raise needed capital, there can be no assurance that financing will be available to the Company on acceptable terms, or at all. Such financing is contingent upon market conditions and the Company’s results of operations and other factors, and is therefore not assured.

If the Company’s efforts to increase revenue, reduce costs, sell non-strategic assets and obtain additional financing are not successful, ICG’s business, results of operations and financial condition would be adversely affected in a material manner and the Company would not have the ability to continue as a going concern.

Capital Commitments

Contractual Cash Commitments

Primarily as a result of the transactions described below, capital lease commitments, which were presented in the Contractual Cash Commitments table in the Company’s Form 10-K for the year ended December 31, 2002, were modified. The total of such future capital lease commitments has declined from $96.6 million as of December 31, 2002, to $79.8 million at September 30, 2003, primarily due to the replacement of the SCE capital lease. In addition, as a result of the Secured Debt termination on or about October 7, 2003, the Company’s long-term debt obligations were reduced from $110.6 million as of December 31, 2002 to approximately $22.6 million as of October 7, 2003. In addition, as of December 31, 2002, the Company had operating lease obligations, purchase obligations and line cost commitments of approximately $110 million, $20 million and $40 million, respectively.

As of September 30, 2003, as reported and pro forma future minimum principal payments associated with capital lease obligations and long-term debt were as follows:

					Total Debt and Capital
	Debt Maturities		Capital Lease Maturities		Lease Maturities

	As Reported	Pro Forma(1)	As Reported	Pro Forma(1)	As Reported	Pro Forma(1)

	(in thousands of dollars)

2003(2)	87,100	5,921	—	—	87,100	5,921
2004	8,794	8,794	—	—	8,794	8,794
2005	5,409	5,409	—	—	5,409	5,409
2006-2007	2,458	2,458	1,211	1,211	3,669	3,669
2008-2022	—	—	78,557	78,557	78,557	78,557

Total	103,761	22,582	79,768	79,768	183,529	102,350

Notes:

(1)	Assumes that all aspects of the Transactions were complete as of close of business September 30, 2003. See reconciliation of 2003 “As Reported” and “Pro Forma” debt maturities under Pro Forma Effect of the Transactions herein.

(2)	The full amount of the Secured Debt is included in the 2003 amount as it was fully paid in October 2003.

The Company leases certain portions of its network from Southern California Edison Company (“SCE”). In the first nine months of 2003 the Company and SCE completed two transactions that changed the recorded amounts of assets under capitalized lease agreements and the related capital lease liability. In January 2003, the Company returned certain leased dark fiber to SCE, which resulted in corresponding $3.2 million reductions of property and equipment and capital lease obligations. Further, in May 2003, the Company and SCE agreed to return additional assets and to replace the previous contract, as amended, with new agreements. In connection with the May 2003 termination of the previous contract and execution of new licenses and leases, the Company recorded corresponding $11.4 million reductions of property and equipment and capital lease obligations.

Capital Expenditures

Capital expenditures, exclusive of amounts required to sustain network functionality, will be driven primarily by customer demand for the Company’s services. If customer demand for new services does not meet management’s expectations, capital expenditures will be proportionally reduced. The Company anticipates that approximately $9 million will be required in the fourth quarter of 2003 for capital expenditures, $2.5 million of which is expected to be related to network infrastructure upgrades, enhancements to back office systems, and to sustain the current network functionality. The Company has significant capacity available on its data backbone, metropolitan and regional fiber networks, and in its modem banks. It is the Company’s objective to use this capacity to generate future revenue streams.

Assessment of Risks and Uncertainties

The Company is subject to a number of significant risks. The telecommunications industry contains many inherent risks, and the Company faces risks specific to its own operations. These risks include, but are not limited to the following:

The Company’s need for capital and its ability to access capital markets in a timely manner, at reasonable costs and on satisfactory terms and conditions

As discussed further herein under ProForma Effect of the Transactions and Impact of the Transactions on Liquidity, to offset the significant future loss of the Qwest Dial-Up Services Revenue, the Company has commenced several operating initiatives to increase sales and reduce operating expenses and capital expenditures. In addition, management is evaluating the possible sale of certain non-strategic assets. Based upon the Company’s current projections, management believes that in addition to operating initiatives and potential asset sales, the Company will need to borrow additional funds or acquire funds through equity financing in 2004, and possibly as early as the first quarter of 2004. Although management anticipates that the Company’s reduced debt burden and unencumbered asset base will enhance the Company’s ability to raise needed capital, there can be no assurance that financing will be available to the Company on acceptable terms, or at all. Such financing is contingent upon market conditions and the Company’s results of operations and other factors, and is therefore not assured.

If the Company is able to secure additional financing, current shareholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of common stock. If the Company raises additional funds through borrowings, it may once again become subject to restrictive debt covenants that could limit its operating flexibility.

If the Company’s efforts to increase revenue, reduce costs, sell non-strategic assets and obtain additional financing are not successful, ICG’s business, results of operations and financial condition would be adversely affected in a material manner and the Company’s ability to continue as a going concern would be uncertain.

The Company’s ability to sustain positive operating income

Since the third quarter of 2002, the Company has experienced positive operating income. However, the Company does not expect to generate any additional cash flow from the Qwest Dial-Up Services subsequent to the October 2003 receipt of the Qwest Agreement proceeds. Management anticipates that the reduction in revenue from Qwest in future periods will be offset in part by growth in revenues from other services and customers. Additionally, in an effort to enhance liquidity, management is evaluating numerous alternatives to reduce operating costs and capital expenditures.

It is uncertain, however, when, if ever, the Company will be able to fully offset the loss of the Qwest Dial-Up Services Revenue. On a pro forma basis, if the Transactions had occurred effective December 31, 2002, the Company would have recorded operating losses of $27.9 million and $54.5 million, respectively, in the three and nine months ended September 30, 2003, assuming no growth in revenues from other services and customers and no reduction in operating costs and capital expenditures. See additional discussion herein under Pro Forma Effect of the Transactions. Therefore, there can be no assurance that the Company will continue to experience positive operating income.

Customer concentration and the Company’s ability to retain its major customers on profitable terms

A significant amount of the Company’s revenue is derived from long-term contracts with certain large customers.

Communications revenue, excluding the Qwest Dial-Up Services Revenue, is hereinafter defined as “Ongoing Communications Revenue.” The foregoing revenue statistics are summarized in the table below:

	Three months	Nine months

	Ended September 30, 2003

	(in thousands of dollars)

Communications revenue	87,769	285,581
Less: Qwest Dial-Up Services Revenue	24,626	73,879

Ongoing Communications Revenue	63,143	211,702

Management believes that a presentation of certain revenue statistics measured against Ongoing Communications Revenue is useful for estimating the impact of the Qwest Agreement on future revenue and liquidity.

In the third quarter of 2003, four customers (the “Top Four Customers”) each represented more than 5% of Communications revenue: Qwest, WorldCom, and two large national ISPs (hereinafter referred to as “ISP #1” and “ISP #2.”)

Revenue statistics for these large customers for the three and nine months ended September 30, 2003, are summarized in the table below.

	Three months ended		Nine months ended
	September 30, 2003		September 30, 2003

		Ongoing		Ongoing
	Communications	Communications	Communications	Communications
	revenue	Revenue	revenue	Revenue

	($ amounts in thousands)

Communications revenue	$87,769		$285,581

Qwest revenue(1)	32%		30%
Worldcom revenue	8%		10%
ISP #1 revenue	9%		9%
ISP #2 revenue	7%		7%
Top Four Customers revenue(1)	56%		56%

Ongoing Communications Revenue		$63,143		$211,702

Qwest revenue(2)		5%		5%
Worldcom revenue		11%		13%
ISP #1 revenue		12%		12%
ISP #2 revenue		10%		9%
Top Four Customers ongoing revenue(2)		38%		39%

(1)	excludes Qwest Early Termination Revenue.

(2)	excludes Qwest Early Termination Revenue and Qwest Dial-Up Services Revenue.

As a result of the Qwest Agreement effective September 30, 2003, revenue from Qwest is expected to decrease significantly in the future. Future revenue from the Qwest Dial-Up Services is expected to be eliminated by December 31, 2003, pursuant to the Qwest Agreement. See additional discussion under Pro Forma Effect of the Transactions.

In general, upon the contractual expiration of the Company’s agreements with its customers, including the Top Four Customers, there can be no assurance that customers will elect to continue such agreements. In fact, they may elect to significantly reduce service levels, negotiate lower pricing, or disconnect services completely. In addition, certain material customer agreements do not require the customer to maintain minimum commitments at their current levels. There can be no assurance that such customers will continue to purchase the same amount of services from ICG.

During the third quarter of 2003, ISP #1, which accounted for 9% of Communications revenue in the three and nine months ended September 30, 2003, renegotiated its contract. As a result, contract pricing, which was previously based on a fixed price per line for a fixed term, is now based on actual month-to-month usage. Management anticipates that the renegotiation of contract terms will result in an approximately 30% reduction in revenue earned from ISP #1 in the future.

Certain other customers have also approached ICG about possibly settling or restructuring future rates and/or levels of service provided under their service contracts. If the Company agrees to settle or restructure the future provisions of any significant customer contract, ICG’s results of operations and financial condition could be materially adversely affected.

During 2002, a number of the Company’s customers filed for bankruptcy protection. As of September 30, 2003, customers who have filed for bankruptcy protection, including WorldCom, represented approximately 14% of Ongoing Communications Revenue. Under the Bankruptcy Code, customers who file for bankruptcy protection may choose to affirm or reject their pre-petition contracts with the Company. If they choose to reject those contracts, ICG’s recourse is to pursue an unsecured claim in the customer’s bankruptcy proceeding for damages associated with rejection of the contract. The ultimate amount and nature of recovery on such claims is highly uncertain and specific to each proceeding. Given the depressed state of the national economy and the telecommunications sector in particular, there can be no assurance that the Company will not lose significant recurring revenue due to customer bankruptcies.

WorldCom filed for bankruptcy protection on July 21, 2002. Since WorldCom’s bankruptcy filing, ICG has continued to provide service to WorldCom. In the first quarter of 2003, ICG and MCI WorldCom Network Services, Inc. reached agreement with regard to the renegotiation and assumption of MCI WorldCom Network Services, Inc.’s pre-petition contract. In May 2003, WorldCom’s bankruptcy court approved the settlement and assumption agreement. Under the terms of the settlement agreement, WorldCom’s minimum commitment to ICG decreased by approximately $1.2 million per month in April 2003 through March 2004, and increased by approximately $0.8 million per month in April 2004 through September 2004. In addition, in May 2003, under the terms of the settlement agreement, MCI WorldCom Network Services, Inc. paid ICG, and ICG recorded as revenue, approximately $1.5 million relating to amounts earned for services provided by ICG in July 2002. This amount had not been previously recognized by ICG due to collection concerns. As of September 30, 2003, the Company had $1.0 million in net trade receivables due from WorldCom.

While management continues to evaluate and plan for the expiration of certain contracts with large customers and the replacement of monthly recurring revenue from customers currently involved in bankruptcy proceedings, the loss of any one or more of these customers, some of whom are significant to the Company, could have a material adverse effect on the Company’s operating results.

The Company’s ability to collect reciprocal compensation

Reciprocal compensation rates are negotiated elements of inter-carrier compensation established pursuant to interconnection agreements between the parties. The Company has executed interconnection agreements with all regional bell operating companies (“RBOC“s) and most other ILECs and, while the initial terms of some of those agreements have expired or are soon expiring, the Company is in the process of renegotiating and extending the terms of the interconnection agreements.

In most states in which the Company provides services, regulatory agencies have established lower traffic termination rates than the negotiated rates provided for in the Company’s interconnection agreements. As a result, future reciprocal compensation rates will likely be lower than the rates under the expiring interconnection agreements.

Reciprocal compensation revenue is discussed in more detail under Results of Operations.

The Company’s ability to successfully maintain commercial relationships with its critical suppliers

The Company relies in part on other telecommunications service providers to provide voice and data communications capacity via leased telecommunications lines. If its suppliers are unable or unwilling to provide or expand their current levels of service to the Company in the future, or are unable to provide these services in a timely manner, ICG’s operations could be materially affected. Although leased telecommunications lines are available from several alternative suppliers, there can be no assurance that ICG could obtain substitute services from other providers at reasonable prices or in a timely fashion. ICG is also subject to risks relating to potential disruptions in its suppliers’ services, and there is no assurance that such interruptions will not occur. Service interruptions could produce substantial customer dissatisfaction and possibly cause the Company to fail to meet its minimum network performance commitments, which could adversely affect the Company’s results of operations and financial condition.

The Company’s ability to manage expansion of its service offerings and its network and infrastructure

The Company plans to introduce new communications services, expand service in its existing markets, and possibly expand service offerings into new markets. Such projects entail various operational and financial risks, including the following:

•	Obtaining any required governmental permits and rights-of-way;

•	Implementing interconnection agreements with ILECs and addressing other regulatory matters;

•	Designing, acquiring and installing transmission, switching and data facilities;

•	Attracting new customers and selling new services to existing customers;

•	Training and managing the Company’s employee base; and

•	Accurately predicting and managing the cost and timing of associated capital expenditure programs.

In the event the Company is unable to successfully manage and implement such projects, the Company’s business, results of operations and financial condition could be adversely affected in a material manner.

Changes in, or the Company’s inability to comply with, existing government regulations

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

Integrating new technologies into the Company’s network, if necessary, may prove to be difficult and expensive and technological upgrades to the Company’s network may not become available in a timely fashion at a reasonable cost, or at all. Furthermore, the development and introduction of new technologies by competitors may reduce the cost of services similar to those the Company provides and/or could give rise to new competition not currently anticipated. If the Company’s network infrastructure becomes obsolete and the Company is unable to maintain its competitive positioning, ICG’s business, results of operations and financial condition will be adversely affected in a material manner.

Moreover, the Company relies on critical vendors to support the existing technology deployed in the Company’s network. While the Company’s vendors are committed to supporting such critical Company infrastructure for the near term, such support will not necessarily be available indefinitely. In such circumstances, the Company would either need to develop alternative methods of support or replace existing technology, neither of which may be feasible.

The concentration of control of the Company by two parties

Currently, Huff and Cerberus control approximately 22% and 16%, respectively, of the voting securities of the Reorganized Company. Pursuant to the Modified Plan, the Company’s Amended and Restated Certificate of Incorporation and the Company’s Restated By-laws, the Company’s Board of Directors is comprised of five directors, with the Company currently being obligated to nominate for election (in connection with any meeting of or written consent solicited from the stockholders of the Company called for the purpose of electing directors) two individuals designated by Cerberus, two individuals designated by Huff and the individual acting as the Company’s Chief Executive Officer. Under the Restated By-laws, each of Cerberus’ and Huff’s respective nomination rights terminate with respect to one of their director nominees when their beneficial ownership of shares of the Company’s common stock decreases below 5%, and with respect to their other nominee when their beneficial ownership decreases below 1%.

The number of directors comprising the Company’s Board of Directors may only be increased above five by the affirmative vote of all but one of the directors then in office. Additionally, the provisions of the Restated By-Laws regarding each of Huff’s and Cerberus’ director nomination rights may not be amended, altered or repealed without their prior consent unless Cerberus, with respect to its director nominees, and Huff, with respect to its director nominees, in each instance, beneficially owns less than 1% of the Company’s common stock at the time of the amendment.

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

Potential for business combinations, acquisitions and/or divestitures

The Company continuously evaluates the feasibility and possible strategic benefits of potential business combinations and other transactions that would extend its geographic markets, increase customer density within existing markets, expand its services, or enlarge the capacity of the Company’s networks. Any material transaction that the Company would undertake could result in an increase in the Company’s indebtedness or the issuance of additional common stock or both, or a change of control. There can be no assurance that the Company will enter into any such transaction or, if it does, on what terms.

The Company also evaluates opportunities to divest certain operations from time to time. Such divestitures may generate cash and allow the Company to focus its resources on opportunities that are more profitable or better aligned with the Company’s strategic objectives. In fact, as described under Impact of the Transactions on Liquidity herein, the Company is currently evaluating the opportunity to increase its liquidity through the potential disposition of assets including excess network transport equipment, switches and other assets that are either not optimized or under-performing.

General economic conditions and the related impact on demand for the Company’s services

The national economy, and the telecommunications industry in particular, have been significantly affected by the current economic slowdown. Many of the Company’s customers have continued to experience financial difficulties. The financial difficulties of the Company’s customers could have a material impact if the Company is unable to collect revenue from these customers. In addition, customers experiencing financial difficulty are less likely to order additional services, and the Company’s business plan is predicated upon increasing both the number of customers and the services current customers order.

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

The Company’s ability to attract and retain a new CEO and other qualified management and employees

On October 1, 2003, the Company announced that Randall E. Curran, the Company’s Chairman of the Board of Directors and Chief Executive Officer, would be leaving the Company. As of the date of this filing, Mr. Curran continues to serve as the Company’s Chairman of the Board of Directors and Chief Executive Officer. Mr. Curran is expected to leave the Company no later than November 30, 2003. The Company has not yet named Mr. Curran’s successor.

The Company is highly dependent on the services of its management and other key personnel. The loss of the services of other senior executives or other key personnel could cause the Company to make less successful strategic decisions, which could hinder the introduction of new services or make the Company less prepared for technological or marketing problems, which could reduce the Company’s ability to serve its customers or lower the quality of its services.

Management believes that a critical component for the Company’s success will be the timely attraction of key personnel, particularly a new CEO, as well as their retention. If the Company fails to attract and retain key personnel, its ability to generate revenue, operate its business, obtain financing and compete could be adversely affected.

Historical Cash Activities

Due to the adoption of Fresh Start reporting in October 2002, the Reorganized Company’s post-Fresh Start statement of cash flows has not been prepared on a consistent basis with, and is therefore generally not comparable to, that of the Predecessor Company prior to the application of Fresh Start. In accordance with SOP 90-7, the Reorganized Company’s statement of cash flows has been presented separately from that of the Predecessor Company.

Cash and cash equivalents decreased $36.8 million and $30.8 million in the nine months ended September 30, 2002 and 2003, respectively.

Net Cash Provided By Operating Activities

The Reorganized Company’s operating activities provided $5.9 million of cash in the nine months ended September 30, 2003. Operating activities before reorganization items provided $18.1 million of cash, which consisted of net income of $60.8 million and net non-cash charges of $39.3 million, offset by net cash used by working capital of $82.0 million. Net cash used by working capital consisted of an increase in receivables of $86.1 million, offset by a decrease in prepaid expenses of $1.1 million and increases in accounts payable and accrued liabilities of $0.9 million and deferred revenue of $2.1 million. Receivables increased due primarily to the $90.4 million due from Qwest as of September 30, 2003, pursuant to the Qwest Agreement. This amount was fully collected from Qwest on October 2, 2003. Reorganization items, consisting of the change in post-petition restructuring accruals, used $12.1 million of cash.

The Predecessor Company’s operating activities provided $6.0 million of cash in the nine months ended September 30, 2002. Operating activities before reorganization items provided $31.9 million of cash, which consisted of net non-cash charges of $73.5 million, offset by a net loss before reorganization items of $19.9 million and net cash used by working capital of $21.7 million. Reorganization items used $25.9 million of cash, which consisted primarily of net reorganization expense of $34.4 million and net gain on negotiated settlements and disposal of long-lived assets of $3.6 million, offset by an increase in liabilities subject to compromise of $1.8 million and an increase in post-petition restructuring accruals of $10.3 million.

Net Cash Used By Investing Activities

The Reorganized Company’s investing activities used $25.0 million of cash in the nine months ended September 30, 2003, which was comprised primarily of $27.3 million of capital expenditures for network infrastructure upgrades, enhancements to back office systems and labor costs associated with the installation of new services. Offsetting the capital expenditures, restricted cash balances decreased $2.2 million.

The Predecessor Company’s investing activities used $34.3 million of cash in the nine months ended September 30, 2002. Net cash used by investing activities was comprised primarily of capital expenditures of $41.3 million, proceeds of $3.4 million from the disposition of property, equipment and other assets, and a $3.3 million decrease in working capital balances attributable to capital expenditures.

Net Cash Used By Financing Activities

The Reorganized Company’s financing activities used $11.7 million of cash in the nine months ended September 30, 2003, which included $7.1 million of principal payments on long-term debt and $4.6 million of principal payments on capital lease obligations.

The Predecessor Company’s financing activities used $8.5 million of cash in the nine months ended September 30, 2002, which was comprised primarily of principal payments on capital lease obligations.

Supplemental Disclosure of Non-cash Investing and Financing Activities

The Company’s property and equipment and asset retirement obligations each increased by $2.5 million in the nine months ended September 30, 2003, as a result of the Company’s adoption of the provisions of SFAS 143 on January 1, 2003. In addition, in the first nine months of 2003, the Company renegotiated the contractual terms of certain capital lease obligations, as discussed further under Contractual Cash Commitments herein, which resulted in a $14.6 million decrease in property and equipment and a corresponding decrease in capital lease obligations.

RESULTS OF OPERATIONS

Due to the adoption of Fresh Start reporting in October 2002, the Reorganized Company’s post-Fresh Start statement of operations has not been prepared on a consistent basis with, and is therefore generally not comparable to, that of the Predecessor Company prior to the application of Fresh Start. In accordance with SOP 90-7, the Reorganized Company’s statement of operations has been presented separately from that of the Predecessor Company. However, the Reorganized Company’s revenue (except as noted below), operating costs, and selling, general and administrative expenses were not affected by the adoption of Fresh Start reporting, and are therefore comparable to those of the Predecessor Company.

	Statement of Operations Data (unaudited)

	Predecessor		Reorganized		Predecessor		Reorganized
	Company		Company		Company		Company

	Three months ended September 30,				Nine months ended September 30,

	2002		2003		2002		2003

	$	%(2)	$	%(2)	$	%(2)	$	%(2)

	($ amounts in thousands)

Revenue:
Communications(1)	105,914	100	87,769	100	320,865	100	285,581	100
Early termination	—	N/A	75,779	N/A	—	N/A	75,779	N/A

Total revenue	105,914	N/A	163,548	N/A	320,865	N/A	361,360	N/A

Operating costs and expenses:
Operating costs	63,053	60	59,212	67	191,343	59	181,738	64
Selling, general and administrative	16,128	15	24,143	28	67,690	21	68,908	24
Depreciation and amortization(3)	21,442	20	11,083	13	66,379	21	31,233	11
Other expense (income), net	(540)	(1)	2,798	3	(11)	—	2,815	1

Total operating costs and expenses	100,083	94	97,236	111	325,401	101	284,694	100

	Statistical Data

	Predecessor
	Company		Reorganized Company

	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,
	2002	2002	2003	2003	2003

Full time employees	1,147	1,146	1,150	890	953
Access lines in service, in thousands(4)	870	903	937	862	736
Buildings connected:
On-net	909	909	908	904	905
Hybrid(5)	4,413	4,262	4,121	4,266	4,338

Total buildings connected	5,322	5,171	5,029	5,170	5,243
Operational switches:
Circuit	46	47	46	46	46
ATM	26	24	23	23	23

Total operational switches	72	71	69	69	69
Operational regional fiber route miles(6)	5,704	5,726	5,731	5,660	5,660
Operational regional fiber strand miles(7)	166,228	172,574	180,494	182,305	182,305
Collocations with ILECs(8)	158	162	145	145	148

(1)	Communications revenue of the Reorganized Company is comparable to that of the Predecessor Company, except with respect to revenue recognition of certain deferred revenue. Due to the write down of the deferred revenue balance in connection with the application of Fresh Start reporting, revenue was reduced by approximately $1 million per quarter.

(2)	Amounts represent percentages of Communications revenue.

(3)	Depreciation and amortization amounts of the Reorganized Company periods are not comparable to those of the Predecessor Company periods primarily due to the adoption of Fresh Start in October 2002. Pursuant to the adoption of Fresh Start, the Company wrote down the value of its property and equipment by $392 million, or 63%, and wrote off the $126 million balance of accumulated depreciation. The new property and equipment values are being depreciated over the remaining useful lives of the assets.

(4)	Access lines in service include only provisioned lines generating revenue. The number of access lines in service decreased from June 30, 2003 to September 30, 2003 due to ISP #1 transitioning to a usage-based contract. See additional discussion herein under Assessment of Risks and Uncertainties.

(5)	Hybrid buildings connected represent buildings connected to the Company’s network via another carrier’s facilities.

(6)	Regional fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of September 30, 2003, the Company had 5,660 regional fiber route miles, 3,653 of which were leased.

(7)	Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of September 30, 2003, the Company had 182,305 regional fiber strand miles, 43,738 of which were leased.

(8)	The Company consolidated certain collocations during the first three months of 2003 to reduce operating costs.

Overview

The general economic downturn and the severe downturn in the telecommunications industry have resulted in an oversupply of network infrastructure. In addition, the slowing economy has resulted in many of the Company’s customers ceasing operations, filing for bankruptcy protection, or looking for opportunities to cut costs. The effects on the Company include higher levels of customer disconnections and increased pricing pressure on new and existing customer contracts. In addition, customers are taking longer to make buying decisions, thus lengthening the sales cycle. These trends have been partially offset by increased Dial-Up revenue earned from the Company’s ISP customers.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenue

	Predecessor		Reorganized
	Company		Company

	Three Months Ended September 30,

	2002		2003

	$	%	$	%

	$ amounts in thousands

Dial-Up	45,959	43	48,654	56
Point-to-Point Broadband	23,291	22	20,144	23
Corporate Services	17,902	17	12,468	14
Reciprocal Compensation	18,762	18	6,503	7

Communications revenue	105,914	100	87,769	100

Communications revenue decreased $18.1 million, or 17%, for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. The decrease was due primarily to decreases of $5.4 million, $3.2 million and $12.3 million in Corporate Services, Point-to-Point Broadband and Reciprocal Compensation revenue, respectively, offset by an increase of $2.7 million in Dial-Up revenue. In addition, to Communications revenue, the Company had $75.8 million of Early termination revenue in the three months ended September 30, 2003. This amount was comprised of the Qwest Early Termination revenue, which was earned in consideration of the early termination of the Qwest Dial-Up Services agreements.

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

Dial-Up revenue increased 6% from $46.0 million in the third quarter of 2002 to $48.7 million in the third quarter of 2003. Dial-Up revenue increased due primarily to the acquisition of a new customer, ISP #2, in late 2002. In addition, ISP #1 significantly increased its service levels for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. Offsetting the above increases, revenue from WorldCom decreased significantly due to a 2003 settlement agreement, as discussed further under Liquidity and Capital Resources. Dial-Up revenue’s contribution to Communications revenue rose from 43% in the third quarter of 2002 to 56% in the third quarter of 2003.

As discussed above under Liquidity and Capital Resources, on September 30, 2003, ICG entered into the Qwest Agreement. Approximately $24.6 million of Qwest Dial-Up Services Revenue was included in Dial-Up revenue for the three months ended September 30, 2003. The Qwest Agreement calls for substantially all of the Qwest Dial-Up Services to be disconnected from ICG’s network by December 31, 2003. Deferred revenue as of September 30, 2003 included approximately $6.4 million for the provision of Qwest Dial-Up Services between October 1, 2003 and December 31, 2003. Future revenue from the Qwest Dial-Up Services is expected to be eliminated by December 31, 2003, pursuant to the Qwest Agreement.

In addition, during the third quarter of 2003, ISP #1, which accounted for 9% of Communications revenue in the three months ended September 30, 2003, renegotiated its contract, as described under Liquidity and Capital Resources. Management anticipates that the renegotiation of contract terms will result in an approximately 30% reduction in revenue earned from ISP #1 in the future.

Point-to-Point Broadband

Point-to-Point Broadband revenue is generated primarily from service provided to IXCs and end-user business customers. This service provides dedicated bandwidth and offers DS1 to OC-192 capacity to connect: (i) long-haul carriers to local markets, large companies and other long-haul carrier facilities; and (ii) large companies to their long distance carrier facilities and other facilities.

Point-to-Point Broadband revenue decreased 14% from $23.3 million in the third quarter of 2002 to $20.1 million in the third quarter of 2003. The decrease in Point-to-Point Broadband revenue was comprised of decreases in special access, switched access and SS7 revenues of 11%, 74% and 3%, respectively. Special access, switched access and SS7 revenue represented 94%, 1% and 5%, respectively of total Point-to-Point Broadband revenue in the third quarter of 2003. Special access revenue decreased primarily due to churn related to IXC customers reducing network capacity and a loss of end-users as a result of the economic downturn. Switched access and SS7 revenues decreased primarily due to the loss of customers.

Point-to-Point Broadband revenue’s contribution to Communications revenue increased from 22% in the third quarter of 2002 to 23% in the third quarter of 2003.

Corporate Services

Corporate Services revenue includes: (i) local enhanced telephony (“Voice”); (ii) DIA provided to businesses over ICG’s major metropolitan fiber optic networks or lines leased from the ILECs; and (iii) other business services. Other business services include carrier access billing service (“CABS”), which is generated from the origination and termination of switched access traffic.

Corporate Services revenue decreased 30% from $17.9 million in the third quarter of 2002 to $12.5 million in the third quarter of 2003, due primarily to a $1.3 million, or 14%, decrease in monthly recurring revenue. The decrease in monthly recurring revenue was due to an 3% decrease in the average billed line count, which was primarily due to customer churn, and an 11% decrease in the average monthly revenue per line. In addition, CABS revenue decreased $4.8 million, or 69%, due to rate reductions and reduced call volume.

Corporate Services revenue’s contribution to Communications revenue declined from 17% in the third quarter of 2002 to 14% in the third quarter of 2003.

Reciprocal compensation

Reciprocal compensation revenue is primarily earned pursuant to interconnection agreements with ILECs for the transport and termination of calls originated by ILEC customers, including Internet bound calls.

Reciprocal compensation revenue decreased 65% from $18.8 million in the third quarter of 2002 to $6.5 million in the third quarter of 2003. Reciprocal compensation revenue includes $7.4 million and $1.8 million from customer settlements in the three months ended September 30, 2002 and 2003, respectively. Excluding revenue from customer settlements, reciprocal compensation revenue would have decreased 59%, primarily due to contractual and regulated rate reductions. The Company anticipates that reciprocal compensation revenue will continue to decline in the future based on future negotiated and regulated rate reductions and the expiration of agreements currently in effect between ICG and the major ILECs.

Reciprocal compensation’s contribution to Communications revenue decreased from 18% in the third quarter of 2002 to 7% in the third quarter of 2003.

Operating costs

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

Total operating costs decreased 6% from $63.1 million in the third quarter of 2002 to $59.2 in the third quarter of 2003. As a percentage of Communications revenue, operating costs increased from 60% in the third quarter of 2002 to 67% in the third quarter of 2003. It is management’s estimate that the Variable Gross Margin on the Qwest Dial-Up Services Revenue ranged from between 70% and 80%.

Operating costs reflected higher external line costs incurred as a result of the Company’s network footprint expansion. The Company initiated the expansion of its network to new markets in 2003 in order to serve its customers, particularly a new major ISP customer acquired in late 2002. In addition, in the third quarter of 2002, the Company reversed its annual bonus accrual recorded in the first six months of 2002, after the Company determined that the criteria for paying the annual bonus were unlikely to be met. These increases were offset by a decrease in other personnel expenses due to a reduction in headcount in the third quarter of 2003, as compared to the third quarter of 2002, which occurred as a result of a reduction in force initiated by the Company in the second quarter of 2003. In addition, network operations expenses decreased due primarily to the consolidation and closure of switch sites and reduction in repairs and maintenance expenses.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses increased 50% from $16.1 million in the three months ended September 30, 2002 to $24.1 million in the three months ended September 30, 2003. SG&A expenses represented 15% and 28% of Communications revenue in the first nine months of 2002 and 2003, respectively.

SG&A expenses for the three months ended September 30, 2002 are shown net of approximately $6 million that was recorded in the third quarter of 2002 to reverse the annual bonus accrual recorded in the first six months of 2002. The Company reversed the annual bonus accrual after management determined that the criteria for paying the annual bonus were unlikely to be met.

The Company initiated and completed a reduction in force in the second quarter of 2003. The reduction in force resulted in a 19% reduction in average headcount in the third quarter of 2003, as compared to the third quarter of 2002. As a result, personnel expenses, excluding severance and bonus expenses, decreased 14% in the third quarter of 2003, as compared to the third quarter of 2002.

Other significant fluctuations in SG&A expenses for the third quarter of 2003, as compared to the third quarter of 2002, were as follows:

•	Business taxes decreased due primarily to lower assessed valuations and revised estimates calculated in the third quarter of 2003.

•	Professional fees increased due primarily to agency recruiting fees incurred to recruit marketing and sales professionals, accounting and legal fees incurred to comply with the provisions of the Sarbanes-Oxley Act of 2002, and legal and investment banker fees incurred to assist the Company with contract negotiations.

•	Severance expenses increased due primarily to the Company’s announcement on September 30, 2003, that its current CEO, Randall E. Curran, would be leaving the Company.

Depreciation and amortization

The Reorganized Company’s depreciation and amortization expense was $11.1 million in the third quarter of 2003. The average remaining useful life of property and equipment in service is approximately 6 years.

The Predecessor Company’s depreciation and amortization expense was $21.4 million in the third quarter of 2002. Pursuant to the adoption of Fresh Start in October 2002, the Company wrote down the book value of its property and equipment by $392 million, or 63%, and wrote off the $126 million balance of accumulated depreciation. The total Fresh Start value of the long-lived assets was allocated pro rata to the individual asset categories based on recent asset appraisals. The adjusted property and equipment values are being depreciated over the remaining useful lives of the assets.

Other operating income, net

Other operating expense (income), net, included a net loss (gain) on disposals of long-lived assets of ($0.5) million and $2.7 million in the third quarter of 2002 and 2003, respectively, as well as $0.1 million of SFAS 143 accretion expense in the third quarter of 2003.

Interest expense

The Reorganized Company incurred $5.5 million in interest expense in the third quarter of 2003, primarily on the Secured Notes, the Senior Subordinated Term Loan, other debt and capital leases. Interest expense included $0.6 million of non-cash amortization of deferred financing costs and debt discount, as well as $0.7 million of non-cash accreted interest that is included in capital lease obligations.

The Predecessor Company incurred $15.4 million in interest expense in the third quarter of 2002, primarily on the Senior Facility, which was refinanced on the Effective Date, and capital leases. Interest expense included $0.2 million of non-cash amortization of deferred financing costs, as well as $1.1 million of non-cash accreted interest that was included in capital lease obligations. Contractual interest expense of $64 million was not recorded for the three months ended September 30, 2002, due to the Company’s bankruptcy proceedings.

Interest income

The Reorganized Company’s interest income of $0.1 million in the third quarter of 2003 was included in Interest Income in the condensed consolidated statement of operations.

The Predecessor Company’s interest income of $0.4 million in the third quarter of 2002 was considered earned as a result of the bankruptcy filing, and was therefore classified as a reorganization item, in accordance with the requirements of SOP 90-7.

Reorganization expense, net

The Predecessor Company recorded net reorganization expense of $5.7 million in the third quarter of 2002. Reorganization items consisted of income and expenses associated with the bankruptcy proceedings that were not directly attributable to the ongoing operations of the Company. Significant reorganization items included legal and professional fees and net loss on negotiated settlements and disposal of long-lived assets.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenue

	Predecessor		Reorganized
	Company		Company

	Nine Months Ended September 30,

	2002		2003

	$	%	$	%

	$ amounts in thousands

Dial-Up	135,237	42	152,213	54
Point-to-Point Broadband	80,261	25	65,866	23
Corporate Services	55,588	17	40,854	14
Reciprocal Compensation	49,779	16	26,648	9

Communications revenue	320,865	100	285,581	100

Communications revenue decreased $35.3 million, or 11%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. The decrease was due primarily to decreases of $14.7 million, $14.4 million and $23.1 million in Corporate Services, Point-to-Point Broadband and Reciprocal Compensation revenue, respectively, offset by an increase in Dial-Up revenue of $17.0 million. In addition, to Communications revenue, the Company had $75.8 million of Early termination revenue in the nine months ended September 30, 2003. This amount was comprised of the Qwest Early Termination revenue, which was earned in consideration of the early termination of the Qwest Dial-Up Services agreements.

Dial-Up

Dial-Up revenue increased 13% from $135.2 million in the nine months ended September 30, 2002, to $152.2 million in the nine months ended September 30, 2003. Dial-Up revenue increased due primarily to the acquisition of a new customer, ISP #2, in late 2002. In addition, ISP #1 significantly increased its service levels for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. Offsetting the above increases, revenue from WorldCom decreased significantly due to a 2003 settlement agreement, as discussed further under Liquidity and Capital Resources. Dial-Up revenue’s contribution to Communications revenue rose from 42% in the first nine months of 2002 to 54% in first nine months of 2003.

As discussed above in the Liquidity and Capital Resources section, on September 30, 2003, ICG entered into the Qwest Agreement. Approximately $73.9 million of Qwest Dial-Up Services Revenue was included in Dial-Up revenue for the nine months ended September 30, 2003. The Qwest Agreement calls for substantially all of the Qwest Dial-Up Services to be disconnected from ICG’s network by December 31, 2003. Deferred revenue as of September 30, 2003 included approximately $6.4 million for the provision of Qwest Dial-Up Services between October 1, 2003 and December 31, 2003. Future revenue from the Qwest Dial-Up Services is expected to be eliminated by December 31, 2003, pursuant to the Qwest Agreement.

In addition, during the third quarter of 2003, ISP #1, which accounted for 9% of Communications revenue in the nine months ended September 30, 2003, renegotiated its contract, as described under Liquidity and Capital Resources. Management anticipates that the renegotiation of contract terms will result in an approximately 30% reduction in revenue earned from ISP #1 in the future.

Point-to-Point Broadband

Point-to-Point Broadband revenue decreased 18% from $80.3 million in the first nine months of 2002 to $65.9 million in the first nine months of 2003. The decrease in Point-to-Point Broadband revenue was comprised of decreases in special access, switched access and SS7 revenues of 16%, 35% and 40%, respectively. Special access, switched access and SS7 revenue represented 92%, 4% and 4%, respectively of total Point-to-Point Broadband revenue in the first nine months of 2003. Special access revenue decreased primarily due to churn related to IXC customers reducing network capacity and a loss of end-users as a result of the economic downturn. Switched access and SS7 revenues decreased primarily due to the loss of customers.

Point-to-Point Broadband revenue’s contribution to Communications revenue declined from 25% in the first nine months of 2002 to 23% in the first nine months of 2003.

Corporate Services

Corporate Services revenue decreased 27% from $55.6 million in the first nine months of 2002 to $40.9 million in the first nine months of 2003, due primarily to a $7.2 million, or 22%, decrease in monthly recurring revenue. The decrease in monthly recurring revenue was due to a 12% decrease in the average billed line count, which was primarily due to customer churn, and a 12% decrease in the average monthly revenue per line. In addition, CABS revenue decreased $8.9 million, or 51%, due to rate reductions and reduced call volume.

Corporate Services revenue’s contribution to Communications revenue declined from 17% in the first nine months of 2002 to 14% in the first nine months of 2003.

Reciprocal compensation

Reciprocal compensation revenue decreased 46% from $49.8 million in the first nine months of 2002 to $26.6 million in the first nine months of 2003. Reciprocal compensation revenue includes $12.3 million and $4.6 million from customer settlements in the nine months ended September 30, 2002 and 2003, respectively. Excluding revenue from customer settlements, reciprocal compensation revenue would have decreased 41%, primarily due to contractual and regulated rate reductions. The Company anticipates that reciprocal compensation revenue will continue to decline in the future based on future negotiated and regulated rate reductions and the expiration of agreements currently in effect between ICG and the major ILECs.

Reciprocal compensation’s contribution to Communications revenue decreased from 16% in the first nine months of 2002 to 9% in the first nine months of 2003.

Operating costs

Total operating costs decreased 5% from $191.3 million in the first nine months of 2002 to $181.7 million in the first nine months of 2003. As a percentage of Communications revenue, operating costs increased from 59% in the first nine months of 2002 to 64% in the first nine months of 2003. It is management’s estimate that the Variable Gross Margin on the Qwest Dial-Up Services Revenue ranged from between 70% and 80%.

Operating costs reflected a decrease in personnel and network operations expenses, which were offset by higher external line costs incurred as a result of the Company’s network footprint expansion. The Company initiated the expansion of its network to new markets in 2003 in order to serve its customers, particularly a new major ISP customer acquired in late 2002. Personnel expenses decreased due to a reduction in headcount in the first nine months of 2003, as compared to the first nine months of 2002, which occurred as a result of two separate reductions in force initiated by the Company in the second quarter of 2002 and in the second quarter of 2003. Network operations expenses decreased due primarily to the consolidation and closure of switch sites and reduction in repairs and maintenance expenses.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses increased 2% from $67.7 million in the first nine months of 2002 to $68.9 million in the first nine months of 2003. SG&A expenses represented 21% and 24% of Communications revenue in the first nine months of 2002 and 2003, respectively.

The Company initiated and completed two separate reductions in force in the second quarter of 2002 and in the second quarter of 2003. The reductions in force resulted in a 17% reduction in average headcount in the first nine months of 2003, as compared to the first nine months of 2002. As a result, personnel expenses, excluding severance expense, decreased 13% in the first nine months of 2003, as compared to the first nine months of 2002.

Other significant fluctuations in SG&A expenses for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, were as follows:

•	Business taxes decreased due primarily to lower assessed valuations and revised estimates calculated in the third quarter of 2003.

•	The provision for doubtful accounts in the first nine months of 2003 decreased to $1.1 million, from $4.0 million in the first nine months of 2002.

•	Professional fees increased due primarily to agency recruiting fees incurred to recruit marketing and sales professionals, accounting and legal fees incurred to comply with the provisions of the Sarbanes-Oxley Act of 2002, and legal and investment banker fees incurred to assist the Company with contract negotiations.

•	Severance expenses increased due primarily to the Company’s announcement on September 30, 2003, that its current CEO, Randall E. Curran, would be leaving the Company. In addition, severance expenses incurred in connection with the 2003 reduction in force are included in SG&A. In 2002, severance expenses associated with the 2002 reduction in force were included in reorganization expenses in the accompanying statements of operations.

•	Software maintenance expenses decreased due primarily to the expiration of a significant software maintenance agreement and its replacement with less expensive maintenance agreements.

Depreciation and amortization

The Reorganized Company’s depreciation and amortization expense was $31.2 million in the first nine months of 2003. The average remaining useful life of property and equipment in service is approximately 6 years.

The Predecessor Company’s depreciation and amortization expense was $66.4 million in the first nine months of 2002. Pursuant to the adoption of Fresh Start in October 2002, the Company wrote down the book value of its property and equipment by $392 million, or 63%, and wrote off the $126 million balance of accumulated depreciation. The total Fresh Start value of the long-lived assets was allocated pro rata to the individual asset categories based on recent asset appraisals. The adjusted property and equipment values are being depreciated over the remaining useful lives of the assets.

Other operating expense (income), net

Other operating expense (income), net, included a net loss (gain) on disposals of long-lived assets of ($0.7) million and $2.5 million in the first nine months of 2002 and 2003, respectively, as well as $0.3 million of SFAS 143 accretion expense in the first nine months of 2003 and provision for impairment of long-lived assets of $0.7 million in the first nine months of 2002.

Interest expense

The Reorganized Company incurred $18.3 million in interest expense in the first nine months of 2003, primarily on the Secured Notes, the Senior Subordinated Term Loan, other debt and capital leases. Interest expense included $1.8 million of non-cash amortization of deferred financing costs and debt discount, as well as $2.5 million of non-cash accreted interest that is included in capital lease obligations.

The Predecessor Company incurred $15.4 million in interest expense in the first nine months of 2002, primarily on the Senior Facility, which was refinanced on the Effective Date, and capital leases. Interest expense included $0.5 million of non-cash amortization of deferred financing costs, as well as $2.9 million of non-cash accreted interest that was included in capital lease obligations. Contractual interest expense of $190 million was not recorded for the nine months ended September 30, 2002, due to the Company’s bankruptcy proceedings.

Interest income

The Reorganized Company’s interest income of $0.6 million in the first nine months of 2003 was included in Interest Income in the condensed consolidated statement of operations.

The Predecessor Company’s interest income of $1.4 million in the first nine months of 2002 was considered earned as a result of the bankruptcy filing, and was therefore classified as a reorganization item, in accordance with the requirements of SOP 90-7.

Reorganization expense, net

The Predecessor Company recorded net reorganization expense of $34.4 million in the first nine months of 2002. The largest component of net reorganization expense was contract termination expenses, which amounted to $23.4 million. Other significant reorganization items included severance and employee retention costs, legal and professional fees, switch site closure costs and net gain on negotiated settlements and disposal of long-lived assets. Reorganization items consisted of income and expenses associated with the bankruptcy proceedings that were not directly attributable to the ongoing operations of the Company.

Other income (expense), net

Other income, net of $1.8 million for the nine months ended September 30, 2003 was comprised primarily of $1.3 million related to a withholding tax refund due from the Internal Revenue Service.

NEW ACCOUNTING STANDARDS

Effective January 1, 2003, ICG adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period in which it is incurred, with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the useful life of the related asset. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The adoption of SFAS 143 resulted in the establishment of asset retirement obligations of $2.5 million, which are included in other long-term liabilities in the accompanying balance sheet, and an increase to net property and equipment of $2.5 million. Accretion expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2003, respectively, was included in other operating expense (income), net, in the accompanying condensed consolidated statements of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94- 3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan, as was required under Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, the Company was subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure resulted from changes in LIBOR or the prime rate, which were used to determine the interest rate applicable to the Secured Notes outstanding principal balance. The weighted average interest rate applicable to the Secured Notes outstanding principal balance at September 30, 2003, was 7.5%.

A hypothetical change in annual interest rate of 1% per annum applied to the Secured Notes outstanding principal balance on September 30, 2003, would have resulted in additional interest expense of $0.6 million.

As noted under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company terminated the Secured Notes in October 2003. As a result, the Company no longer has any interest rate risk relating to its remaining outstanding debt.

The Company does not, in the normal course of business, use derivative financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 14, 2000, the Company and most of its subsidiaries filed voluntary petitions for protection under the Bankruptcy Code in the Delaware Bankruptcy Court (Joint Case Number 00-4238 (PJW)). The bankruptcy petition was filed in order to preserve cash and give the Company the opportunity to restructure its debt. The Company’s Modified Plan was confirmed and became effective on October 10, 2002. The Bankruptcy Court continues to retain exclusive jurisdiction over all matters arising out of and related to the Company’s bankruptcy case, including, but not limited to, the resolution and disposition of pre-petition and administrative claims. The Company expects that these claims will be resolved during 2004, and that the Bankruptcy Court will enter a final decree shortly thereafter closing the Chapter 11 case.

The Company is a party to certain other litigation that has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial condition or results of operations. The Company is not involved in any administrative or judicial proceedings relative to an environmental matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

(B)	REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2003.

ICG COMMUNICATIONS, INC.

BY:

Date:	November 14, 2003	/s/ Richard E. Fish, Jr.

Richard E. Fish, Jr.
Executive Vice President and Chief Financial Officer
(On behalf of the Company and as Principal
Financial Officer)

Date:	November 14, 2003	/s/ John V. Colgan

John V. Colgan
Senior Vice President and Controller
(On behalf of the Company and as Principal
Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.