Form 10-K
period 2003-12-31
ICG COMMUNICATIONS INC /DE/
filed 2004-04-01
CIK 1013240

Use these links to rapidly review the document
Table of Contents
FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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
Common Stock, $.01 par value (8,000,000 shares deemed outstanding for financial reporting purposes, of which 7,839,338 shares had actually been distributed to stockholders as of February 27, 2004)
(Title of class)

Warrants to purchase Common Stock (800,000 warrants outstanding for financial reporting purposes, of which 780,506 shares had actually been distributed to stockholders as of February 27, 2004)
(Title of class)

        Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of March 30, 2004 the aggregate market value of ICG Communications, Inc. Common Stock held by non-affiliates (using the closing price of $5.55 on March 30, 2004) was approximately $21,455,151. This amount does not include approximately 4,134,207 shares held by persons who beneficially owned five percent or more of the Company's outstanding voting securities as of December 10, 2003 and were deemed to be affiliates.

        Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        Portions of the definitive proxy statement of the Registrant's 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

        Unless the context otherwise requires, the term "ICG", "we", "us" or "our" means the combined business operations of ICG Communications, Inc. and its subsidiaries. All dollar amounts are in U.S. dollars.

OVERVIEW

        We are a nationwide communications provider focused on delivering data and voice services to corporate customers, Internet service providers and telecommunication carriers using a network that we own and operate. We are a certified competitive local exchange carrier in most states, which means that we provide local exchange services in competition with the incumbent local exchange carriers. We have interconnection agreements with every major incumbent local exchange carrier. Through our network of fiber optic cable, voice and data switches, data points of presence, and peering arrangements, we provide corporate services, point-to-point broadband services and dial-up services. We were organized as a Delaware corporation on April 11, 1996.

        In September 2003 we terminated early four dial-up data services agreements with Qwest, formerly our largest customer, in exchange for a cash payment from Qwest of approximately $106.8 million, which included payment of approximately $31.0 million for dial-up data services provided and to be provided by us under the agreements during the six months ended December 31, 2003, and approximately $75.8 million of early termination revenue.

        In October 2003 we used approximately $81.2 million of the proceeds from the Qwest transaction to prepay in full the outstanding indebtedness under our secured notes and senior subordinated term loan. In connection with the prepayment, approximately $42.1 million of cash held in a cash collateral account for the benefit of our lenders was released to us.

        To offset the significant losses of revenue and operating cash flows from the Qwest transaction, in the fourth quarter of 2003 management initiated several operating initiatives to increase sales and to reduce operating expenses and capital expenditures. Management also began discussions with financial and legal advisors regarding its strategic options and began exploring opportunities to divest certain non-core assets.

        On April 1, 2004, we closed an agreement with Level 3 Communications, Inc., or Level 3, whereby Level 3 agreed to pay us approximately $35 million in cash in consideration for the right to provide remote access service to our customers, $25 million of which was paid at closing, $5 million of which will be paid on July 1, 2004 and $5 million of which will be paid on October 1, 2004, subject to ICG's performance under a transition services agreement. The revenue from the customers will begin to accrue to the benefit of Level 3 on April 1, 2004. We expect to complete the transition of our remote access service customers from our network to Level 3's network no later than October 1, 2004, during which time Level 3 will reimburse ICG for certain costs of supporting the remote access service customers in accordance with the agreement.

        We have also agreed, pursuant to a Non-Disclosure, Non-Competition and Non-Solicitation agreement between us and Level 3 Communications, not to compete against Level 3 in providing dial-up Internet access to Internet service providers and their customers for a period of 3 years from April 1, 2004. This non-competition agreement does not apply to our direct Internet access and primary rate interface businesses.

        Although these transactions have allowed us to reduce our future debt service payments and increased our available cash, management believes that we will need to obtain additional funding through debt or equity financing no later than the third quarter of 2004 if sufficient asset sales do not occur first. Management believes that under current conditions such additional financing may not be available on reasonable terms, if at all. See additional discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

        As a result of the foregoing, there can be no assurance that we will continue as a going concern. The independent auditors' report dated April 1, 2004, on our financial statements states that our recurring losses from operations and a net capital deficiency raise substantial doubt about our ability to continue as a going concern. This "going concern" opinion issued by our independent auditors may materially adversely affect our ability to obtain additional financing and our relationships with third parties, including customers and suppliers.

        Early in the first quarter of 2004 we engaged financial and legal advisors to assist us in exploring strategic alternatives, including possible strategic alliances, business combinations or sale of the ICG assets. Such transactions may involve a restructuring of ICG under the United States Bankruptcy Code. We continue to explore all alternatives as of the date of this filing.

        We made an assessment as of December 31, 2003, of whether our network assets were impaired under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The result of the assessment was that we recorded a provision for impairment of long-lived assets of approximately $89 million.

        On November 30, 2003, Randall E. Curran, our former Chairman of the Board of Directors and Chief Executive Officer, ceased his employment, and our Board of Directors named Mr. Jeffrey R. Pearl as Interim Chief Executive Officer. Mr. Pearl is expected to continue to serve in this capacity until a permanent replacement is found. If we fail to attract and retain a new permanent CEO, our ability to generate revenue, operate our business, obtain financing and compete could be adversely affected.

BUSINESS STRATEGY

        Our goal is to be a leading provider of telecommunications services primarily to business users in the markets we serve and to other carriers. To achieve this goal, we are actively implementing the following strategies:

  •
  Increase our market share within the corporate services sector;

  •
  Leverage our existing fiber optic and local access networks;

  •
  Reduce our network costs; and

  •
  Dispose of non-strategic assets.

Increase Our Market Share in Corporate Services

        Based on data obtained from Dun & Bradstreet reports, we estimate that aggregate annual wire line spending by medium to large size businesses in our addressable markets totals approximately $13 billion. While demand for voice services by these businesses has been relatively stable, we expect demand for data services in commercial applications to increase significantly over the next several years as businesses address their growing need for data connections, greater bandwidth and outsourcing network and information technology infrastructure. Our corporate services product offerings, especially our voice and Internet protocol telephony converged services, such as VoicePipe™ and iConverge™, have been designed to address this growing need. We believe that our Internet protocol telephony and converged services should be the solution of choice for our targeted businesses because of these services' compatibility with broadband, their power to integrate end user communications tools such as the personal computer and telephone, and their ability to be bundled with other services, such as long-distance, local access and dedicated Internet access.

        In order to reach these potential customers and increase our market share, we have increased our sales force from 96 sales professionals in July 2003 to 237 at the end of February 2004. We have deployed skilled and market knowledgeable regional sales teams and an indirect sales channel that work with our seasoned sales leadership team to promote our corporate services product offerings. As a result of this sales force growth and our renewed focus, we are positioned to fulfill on our strategy through robust sales efforts, targeted marketing and a diverse set of product offerings meeting the needs of both business and carrier customers.

Leverage Our Existing Network Assets

        Our network architecture supports the convergence of circuit switched or traditional public switched telephone network and packet switched Internet protocol technology, which allows us to provide converged services such as VoicePipe™ and iConverge™. Our data network footprint currently covers approximately 75% of the U.S. population (as determined by U.S. Census population data reporting) and our local network currently serves all of our 33 U.S. markets. The coverage of our data network will be reduced to 33 U.S. markets upon the completion of the remote access service transition to Level 3. We intend to maximize the capability of our existing integrated fiber optic and local access networks to deliver voice, data and Internet access solutions that meet our customers' needs. By leveraging our existing network assets, we expect to be able to offer a full range of voice and data services to our target market quickly and with minimal capital investment.

Reduce Our Network Costs

        We are focused on reducing our network costs and increasing operating efficiencies. To achieve this, we are concentrating primarily on consolidating our switches and reducing the costs of network infrastructure we lease from long-distance carriers and local exchange carriers.

        Because of the breadth and depth of our transport network, we can migrate network traffic from one switch to another without reducing footprint coverage or service quality. We have decommissioned 4 switches from our network as of February 2004, and are targeting 6 to 8 more switches for removal from our network by mid to late 2004. The switches being decommissioned are located primarily in markets where we have more than one switch. In some instances, however, we may decide to decommission switches in markets where we only have one switch, such as in markets that become unprofitable for us after the completion of the Level 3 transaction. The decommissioning of switches will limit our ability to provide dial-tone service in these markets. The consolidation of switches is expected to result in reduced maintenance, utilities, leased infrastructure and personnel costs. Once an asset is identified for decommissioning, the remaining useful life of the asset is evaluated and depreciation expense adjusted accordingly.

        We have also established a team whose goal is to reduce the cost of our leased facilities by monitoring the usage of these facilities and eliminating those facilities that are not cost-effective. In addition, this team is monitoring the billing of leased facilities for accuracy. We anticipate eliminating, by the second quarter of 2004, approximately 30% of the leased network facilities infrastructure costs we incurred during the third quarter of 2003, which savings are estimated to be to approximately $45 million annually, excluding a reduction in facilities costs associated with the sale to Level 3 of remote access service customers.

        We are evaluating the opportunity to increase our liquidity through further dispositions of non-strategic assets, including excess network transport equipment, switches and other assets that are either not optimized or are under-performing. The early retirement of our assets may result in accelerated depreciation expense and/or an impairment charge.

TELECOMMUNICATIONS NETWORKS AND FACILITIES

Combined Network Overview

        We have designed and built our local and regional fiber optic networks to serve geographic locations where we believe there are large numbers of potential customers. Our network architecture reflects a convergence of circuit switched technology used in our public switched telephone network and packet switched technology used in our Internet protocol network. Using Internet protocol in our converged network, transmissions from multiple voice and data sources share the same path. Network capacity is not saved for the exclusive use of devices when they are idle. This convergence allows us to provide converged services such as VoicePipe™ and iConverge™.

        Our network infrastructure allows us to quickly scale to meet customer demand, address network issues and control the costs and features of our product offerings. The key components of this network include transport, voice and data digital switches, signaling system 7 and Internet protocol. We have access to customer facilities, local exchange carrier and long-distance carrier facilities, and connectivity between our own switches. Our voice and data digital switches serve 33 markets across the country and allow us to offer a wide range of voice and data services. Our own signaling system 7 network enables us to maintain and monitor certain critical aspects of our network without having to rely on an outside entity. Signaling system 7 is a standard signaling system used by telephone providers to manage line supervision (determining whether a line is "busy" or "free"), call alert ("ringing" the phone to indicate an incoming call), and call routing. Signaling system 7 allows companies to offer optional service features such as caller ID and call forwarding. Finally, our Internet protocol infrastructure allows us to route both data and Internet protocol voice services across our entire network.

Internet Protocol Network

        Our Internet protocol data network has been built to provide the nationwide bandwidth for all of our Internet protocol services. Our data network operates at OC-48 capacity and interconnects our major network access points and points of presence. Our network is built with redundant self-healing paths and uses the latest in traffic routing technologies. A diagram showing the design of our Internet protocol network backbone is presented below:

        We have deployed softswitches to support some of our dial-up and all of our Internet protocol converged services. Softswitches are programmable central office switches built on standard computer platforms using standard protocols, which makes them less costly than traditional switches. Softswitches also offer flexible functionality, thereby promoting a flexible cost structure, which means that we will be able to support new customers and network growth over time without having to invest a large amount of capital to increase capacity. By using softswitches, we realize cost savings over traditional switches, reduce the load on our voice and data switches, simplify administration, and maximize resource utilization.

        We provide connectivity from our network backbone to the rest of the Internet via a mixture of public and private peering connections. These connections are provided via numerous OC3, OC12 and Gigabit capacity Ethernet connections in seven geographically diverse locations.

Local Network

        Our network covers approximately 5,500 route miles and approximately 175,000 strand miles of owned and leased regional (intercity) and metropolitan (local or intracity) fiber. We offer service to approximately 5,200 buildings, either through our facilities (on-net), through the use of another carrier's facilities (off-net), or a combination of both (hybrid).

        The majority of our network is built utilizing synchronous optical network ring architecture. In addition, we have been deploying dense wave division multiplexing technology to enable us to maximize the capacity of our fiber optic network. We extend synchronous optical network rings or point-to-point links from rings to each customer's premises over our own fiber optic cable. We then place necessary electronic equipment at a location near or in the customer's premises to terminate the link.

        We serve our customers from one or more central offices or hubs strategically positioned throughout our network. The central offices house the transmission, switching, and Internet protocol equipment needed to interconnect customers with each other, the long distance carriers, and other local exchange networks. As of December 31, 2003, we maintained approximately 148 collocations with other local exchange carriers. In addition, we maintain our own signaling system 7 network, which affords us increased control of our overall network, provides cost savings by eliminating the need to pay another entity for this function.

        The following table sets forth information about our network, organized by market served, as of December 31, 2003:

		Market Data(2)		ICG Specific Data
								Operational Switches
			Annual Wire Line Expenditures (in thousands)	Fiber Route Miles		Fiber Strand Miles		Circuit					Local Exchange Carrier Collocations
Region		Number of Businesses										Core Internet protocol		On Net Buildings
	Market			Intercity	Intracity	Intercity	Intracity	Voice	Data	ATM	Softswitch
Pacific Coast	San Diego	19,903	$427,384	n/a	248		3,897	1		1			9	37
	Los Angeles	61,193	1,380,849		198		7,502	5		1		2	17	71
	Irvine	32,959	723,093		123		8,720	2					8	18
	San Francisco	17,517	395,356		13		1,584	1					5	13
	Oakland	14,083	320,987		40		2,304	1					1	14
	San Jose	14,359	350,457		14		1,008	1		1		2	2	9
	Sacramento	8,381	195,095		12		1,248	2		1			5	10
	Seattle(1)	17,217	425,836						1				0	1
	Intercity			1,673		8,155
Western	Denver	25,086	556,366		495		32,486	4		1	1	2	18	302
	Colorado Springs	4,603	97,790		112		11,315	1		1			3	54
	Intercity			379		10,408
Great Lakes	Cleveland	14,413	333,855		116		7,627	3		1		2	10	70
	Columbus	10,324	251,475		153		6,942	1					8	17
	Akron	6,960	138,484		34		4,092	1					5	21
	Dayton	6,466	138,068		65		3,130	1					5	35
	Cincinnati	13,043	294,191		9		1,339	1					3	8
	Chicago(1)	33,489	856,961		0		0		1	1	1	2		1
	Louisville	6,782	180,113		86		7,272	1		1			4	50
	Inter-City			812		14,149
Texas	Dallas	17,148	459,733		8		1,152	1		1		2	8	6
	Fort Worth-Arlington, TX	8,648	200,898										2
	Houston	23,189	597,763		17		2,448	1		1			10	2
	San Antonio	9,573	232,072		24		4,445	1		1			7	9
	Austin	8,815	210,955		28		1,772	1		1			5	10
	Corpus Christi	2,195	40,191		4		612	1		1			2	7
Southeast	Birmingham	6,752	166,438		146		11,468	1		1			2	36
	Charlotte	9,154	235,842		116		7,305	1		1			3	85
	Nashville	7,852	200,670		52		4,896	1		1			2	9
	Atlanta	28,942	777,162		53		4,699	1		1		2	4	14
	Inter-City			478		2,869
New York/DC Metro	New York(1)	49,304	1,392,635						1	1		2		2
	Jersey City, NJ(1)	4,111	107,515							1
	Washington, DC(1)	30,016	859,695						1	1		2
New England	Boston(1)	21,394	612,155						1	1				1
Utah	Salt Lake City								1					1
Florida	Miami								1	1

Total		533,871	$13,160,084	3,342	2,166	35,581	139,263	35	7	23	2	18	148	913

(1)
We added voice capacity in these 6 markets in January 2004.

(2)
Market data was obtained from Dun & Bradstreet for businesses with more than 10 employees. Wire line spending includes data and voice, but not wireless, telecommunications spending.

Network Monitoring and Management

        Through our dedicated network operations center, located in Englewood, Colorado, our experienced team of technicians monitor, detect, isolate, and correct network problems 24 hours a day, 7 days a week, 365 days a year. The network operations center is divided into three distinctive groups, each having responsibility for certain aspects of our network. We seek to identify and detect problems before they affect our customers. Network operations center technicians utilize a suite of operational support system tools to monitor the network looking for potential issues and signal degradation as well as troubleshooting network events when there are outages.

PRODUCT OFFERINGS

        We have three primary product offerings, which are described in detail below:

  •
  Corporate Services

  •
  Point-To-Point Broadband Services; and

  •
  Dial-Up Data Services.

        Corporate Services offerings are focused on retail services to businesses with voice, data, long distance and other communications services requirements. Point-To-Point Broadband Services and Dial-Up Data Services are focused on wholesale services to Internet service providers and other carriers. In addition, we earn Reciprocal Compensation revenue primarily pursuant to interconnection agreements with incumbent local exchange carriers for the transport and termination of calls originated by these carriers' customers. Corporate Services, Point-To-Point Broadband Services, Dial-Up Data Services and Reciprocal Compensation comprise Communications revenue. In addition, in 2003 we earned $75.8 million in early termination revenue pursuant to the 2003 Qwest agreement. The historical financial performance of our product offerings is discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Corporate Services

Internet Protocol Telephony and Converged Services

VoicePipe™

        VoicePipe™ is an Internet protocol telephony communications solution that combines customers' voice and data communications and aggregates them onto a dedicated line with a DS1-to-DS3 capacity. As of December 31, 2003, we had launched VoicePipe™ in 25 of our 33 markets. In January 2004 we added voice capacity to another 6 markets.

        VoicePipe™ is a managed service and provides businesses with a lower total cost of ownership solution when compared to traditional phone systems, brings greater mobility to the workforce, and reduces the number of vendors required to provide local, long-distance and Internet access. In addition, VoicePipe™ requires no investment in a telephone system and works with both analog and certain Internet protocol phones. VoicePipe™ offers all of the features and functionality of a traditional phone system with the upgraded feature of a web interface/portal for each user. The web interface/portal allows customers to manage their phone calls, voice mails, personal directories, "find me follow me," and a variety of other options all with the click of their mouse. We are targeting VoicePipe™ to businesses, particularly those with multiple locations. Remote workers and VoicePipe™ users with multiple locations can recognize added efficiencies and benefit from abbreviated dialing between locations, as well as reduced intrastate toll calling charges.

        In 2003 we deployed VoicePipe™ on most of our employees' phones. The use of VoicePipe™ within ICG is expected to increase product knowledge and productivity within the sales, provisioning and client services organizations. Employees' daily usage of VoicePipe™ is also expected to further enhance our ability to deliver quality customer support.

        Since the introduction of VoicePipe™ in February 2003, we have increased its functionality, adding the ability to support more extensions, allowing for multiple locations, and adding remote user features. We anticipate continuing to enhance our VoicePipe™ functionality by adding more features in the near future, including the ability to integrate with business software packages.

        The VoicePipe™ service can use one line with a capacity of DS1or greater for the last mile to the customer. VoicePipe™ distinguishes voice packets from data packets, and allocates bandwidth accordingly to prioritize voice traffic to ensure quality of service and give customers the most efficient usage of their bandwidth. Customers are able to use the full DS1-capacity bandwidth for data needs when phone call volume is low; however, when numerous phone calls are engaged, VoicePipe™ will automatically adjust the use of the bandwidth. Unlike many voice-over Internet protocol services, VoicePipe™ users' communications travel to ICG's facilities and then onto the appropriate voice or data networks, rather than being routed over the public Internet. The following diagram illustrates how traffic travels between the customer premise, the public switched telephone network and the Internet using VoicePipe™:

VoicePipe™ Configuration

iConverge™

        iConverge™ combines high-speed Internet access and reliable voice services on a single DS1-capacity line, allowing customers to choose how much bandwidth to dedicate to "always-on" Internet access versus voice service based on their business requirements. Additionally, customers have the ability to monitor their service on a secure web-based management center.

        iConverge™ represents a first step for businesses seeking to incorporate Internet protocol telephony solutions in the future since it interfaces with existing traditional telephone equipment. Small to medium size businesses can take advantage of the cost-saving benefits of convergence without sacrificing prior capital investment. iConverge™ features include local voice services, voicemail, long distance and e-mail. The following diagram illustrates how traffic travels between the customer premise, the public switched telephone network and the Internet using iConverge™:

iConverge™ Configuration

Dedicated Internet Access

        Dedicated Internet Access provides businesses a full-time high-speed dedicated Internet connection at bandwidth speeds varying from DS1 to DS3. We offer basic Dedicated Internet Access, burstable DS3-capacity enhanced service, which delivers Internet connectivity but with flexible bandwidth to accommodate peak demand, and NxT1, which allows customers a cost effective alternative by combining two to four DS1-capacity lines to meet growing demand. Our Dedicated Internet Access service offers high levels of customer service and network reliability at a competitive price. Our Dedicated Internet Access service also comes with an industry-leading service level agreement that proactively provides invoice credits in the event of a network outage.

Voice

        Our local voice service consists of basic local exchange lines and trunks with local calling, local toll calling and business-related voice line features (e.g., voicemail). Under our business strategy, sales of voice services will concentrate on customers with a minimum of 24 lines. We believe that we provide a more responsive service delivery alternative to existing providers, as well as excellent customer service and network reliability critical to meet customer expectations for voice applications.

        Our long distance service provides cost-effective intrastate, interstate, international and toll-free calling along with worldwide calling card access. Our long distance, which is available in all of our markets, uses our fiber optic network and regional switches to ensure quality transmissions and network efficiencies.

        We currently offer reservationless audio conferencing, which allows customers to initiate meetings at any time by telephone. In addition, in the first quarter of 2004 we introduced a new audio and web combined service, or Voice+Web Conferencing. Voice+Web Conferencing is an integrated service that gives users the ability to control phone and online meetings, run training seminars, and software applications as well as view websites simultaneously. Voice+Web Conferencing is available on a nationwide basis, is being targeted to our existing local voice service customers, and can integrate with VoicePipe™.

Point-to-Point Broadband

        We provide the following Point-to-Point Broadband services to a customer base that is comprised primarily of long-distance carriers, Internet service providers and medium- to large-sized businesses.

Private Line (formerly Special Access)

        We provide both local and intercity private line services to long-distance carriers, Internet service providers and medium to large end-user business customers. This involves providing a dedicated facility used to connect:

  (i)
  end user to end user;

  (ii)
  end-users to long distance carrier facilities;

  (iii)
  long distance carrier facilities to local telephone company central offices; and

  (iv)
  different facilities of the same carrier.

        Private line services are offered at DS1, DS3, OC-3, OC-12, OC-48 and OC-192 capacities. Our private line services are available within all of our fiber based metropolitan networks and on an intercity basis between our served metro areas.

Dial-Up Data Services

        Our Dial-Up Data Services are offered on a wholesale basis to Internet service providers and enable the Internet service providers' subscribers to connect to the Internet service provider and the Internet. It is not economically feasible for many Internet service providers to build and maintain their own networks, and consequently many prefer to outsource network facilities management in order to focus internal resources on their core Internet service provider business. Our services range from connection to facilities to complete turnkey modem management.

        Our Dial-Up Data Services customers include some of the largest national and regional Internet service providers. We estimate that our combined voice and data network systems are serving approximately 5% of all Dial-Up Internet subscribers in the United States, based upon an industry average of ten end-users per port.

        ICG's Dial-Up Data Services are supported by our nationwide fiber optic backbone that connects to numerous public and private peering sites with major Internet service providers and long-distance carriers. The network, in combination with certain leased long-haul assets, carries data traffic associated with our Internet service provider business. The design of the physical network permits us to offer flexible, high-speed services to our customers. Currently, our network footprint has the capability to provide Dial-Up Data Services to over 75% of the nation's population (as determined by U.S. Census population data reporting) .

        We provide the following Dial-Up Data products and services:

Primary Rate Interface

        Primary Rate Interface uses our network to route Internet service provider end-user calls through an ICG phone number from the public switched network to the Internet service provider-owned modem banks. The Internet service provider's own remote access service equipment is typically collocated at one of our central office facilities. Primary rate interface is billed at a fixed monthly rate per line. We will continue to provide and support the primary rate interface service after the Level 3 transaction is completed.

Remote Access Service

        Unlike Primary Rate Interface, which requires the Internet service provider to actively oversee their own data infrastructure, Remote Access service is a turnkey Dial-Up Internet access service toward which many Internet service providers have migrated. Remote Access service adds network management services as it "connects, sends and routes" customer data traffic. This service has the capability to route data directly over our network to the Internet, allowing the Internet service provider to outsource its infrastructure and create a national footprint with minimal investment in fixed assets. Remote Access service is offered with a variety of billing options including monthly port, hourly and per subscriber usage.

        We will no longer provide or support remote access service after completing the Level 3 transaction. See additional discussion of the Level 3 transaction under "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

CUSTOMER CONCENTRATION, MARKETING AND SALES

Customer Concentration

        A significant amount of our revenue has been derived from contracts with certain large customers. In 2003, four customers each represented more than 5% of our Communications revenue: Qwest, WorldCom, and two large national Internet service providers (see table below), with whom we have entered into confidentiality agreements. Revenue from the top four customers accounted for approximately 53% of our 2003 communications revenue.

        As discussed further under "Management's Discussion and Analysis of Financial Conditions and Results of Operations", we executed agreements with Qwest and Level 3 in September 2003 and April 2004, respectively. As a result of the Qwest agreement, we no longer provide dial-up services to Qwest. As a result of the Level 3 agreement, we will no longer provide remote access service at all, which will eliminate all revenue from the two large Internet service providers. The table below shows a reconciliation of "As Reported" and "Ongoing" Communications revenue by significant customer in 2003; the latter represents the amount of Communications revenue we would have generated had the Qwest transaction and the Level 3 transaction been completed as of December 31, 2002.

	As Reported		Less: $ Pro forma effect of:		Ongoing (Pro forma)
	$	% of Revenue	Qwest transaction	Level 3 transaction	$	% of Revenue
	($ amounts in thousands)
Communications revenue by customer:
Qwest	93,899	27	80,276	—	13,623	7
WorldCom	33,530	10	—	—	33,530	18
Internet service provider #1	31,657	9	—	31,657	—	—
Internet service provider #2	25,892	7	—	25,892	—	—
Other customers	164,736	47	—	23,700	141,036	75

Total	349,714	100	80,276	81,249	188,189	100

        After the completion of the Level 3 transaction, WorldCom will become our largest customer, comprising 18% of our ongoing Communications revenue. We have two main service agreements with WorldCom. The first agreement, under which we provide primary rate interface services to WorldCom, expires September 30, 2004 and, upon expiration, will automatically renew on a month-to-month basis unless either party provides written notice to the other party of its intent to terminate the agreement. ICG must provide 120 days notice of termination and WorldCom must provide 30 days prior notice. Approximately 47% of our 2003 communications revenue from WorldCom was generated in connection with this agreement. The second agreement, under which we provide private line and switched access services to WorldCom, expired March 17, 2003. Upon expiration, this agreement automatically renews for for 1-year periods unless terminated by either party upon written notice not less than 60-days prior to the expiration of the then-current term. As such, the current term expires March 17, 2005. Approximately 42% of our 2003 communications revenue from WorldCom was generated in connection with this agreement. The remainder of the WorldCom revenue is generated in connection with other service and interconnection agreements.

        In general, upon the contractual expiration of our agreements with our customers, there can be no assurance that customers will elect to continue such agreements. In fact, they may elect to significantly reduce service levels, negotiate lower pricing, or disconnect services completely. In addition, certain material customer agreements do not require the customer to maintain minimum commitments at their current levels.

Marketing

        Traditionally, our marketing efforts have been limited to trade show and trade journal press given our focus on the wholesale sector. In 2003, our marketing efforts grew significantly to support the launch of VoicePipe™. We undertook approximately a $1.5 million advertising campaign with the local and national business press, outdoor and online advertising, as well as radio in some markets. The goal of the campaign was to build awareness of VoicePipe™ among business decision makers and to drive potential leads to our website for more information. Although our research indicated an increase in brand awareness for VoicePipe™ among the target audience and an increase in visits to the ICG website, the campaign did not result in a defined or measurable significant corresponding increase in sales, in part due to the inability to accurately track such information. We intend to continue to pursue tactics to help build our brand identity within the corporate services space by further segmenting and targeting decision makers and buyers through direct marketing.

Sales

        Within the past six months we have more than doubled our internal sales force from 96 sales professionals as of July 2003 to 237 at the end of February 2004. As is common in the industry, it takes several months for new sales personnel to be trained on the products, develop opportunities and generate revenue. Our sales force is led by a seasoned sales leadership team and is organized into highly skilled and market knowledgeable regional teams. We have also increased the sales team's likelihood of success through expanded training programs and a dedicated sales engineering team. We have also established an indirect sales force that targets value-added resellers who represent ICG.

Direct Sales

        Our sales organization includes retail and wholesale direct sales teams. Of the 237 full-time sales professionals as of the end of February 2004, 19 were wholesale sales personnel, and the remaining were retail sales personnel. The responsibilities of the retail sales organization include both new sales activities and the ongoing management of existing customers. The wholesale organization focuses on national opportunities in the carrier and Internet service provider market segments. Wholesale account managers' responsibilities include customer acquisition and revenue generation, relationship management and contract negotiation.

Indirect Sales

        An alternative sales channel that consists of third party sales partners and agents complements the direct sales force. This channel was developed to distribute our increasing number of products and services. We currently have distribution arrangements with a number of national, regional and local agents and agency firms, whose representatives market primarily our corporate services product offerings. As of February 2004, this channel included approximately 500 third party sales partners in markets throughout the United States. We expect to focus our efforts on high productivity sales partners, which we believe will result in a strong program with increased loyalty and production.

Information System Infrastructure

        Our information system infrastructure is comprised of off the shelf packages together with applications developed specifically for ICG. We use off the shelf packages for common business and operations functions. We use customized applications only for those functions not addressed by the commercial market if the application provides us with a strategic advantage.

        Our off the shelf packages support sales, order capture, service assurance, billing, network inventory, leased line cost management, accounting and finance, human resource management and customer support. In house expertise in enterprise process development, workflow management, and data bus technology, which enables our diverse applications to communicate with each other, allows ICG to integrate these applications to meet the rapidly changing needs of our business.

COMPETITION

        We participate in several sectors of the telecommunications services industry, all of which are highly competitive. Our dial-up, point-to-point broadband and traditional voice and dedicated Internet access services are comparable from a technology perspective to those of our competition. However, we have integrated our older traditional technology with new technology to provide new products and services, such as VoicePipe™ and iConverge™, ahead of the competition. A disadvantage of our technology is primarily related to the high fixed cost overhead required to maintain a traditional network; including rent, facilities, maintenance, and personnel costs.

        We have chosen our technology based on its functionality and ability to provide customer solutions to our target market, its ability to integrate with existing technologies, its pricing and availability considerations, personnel expertise and maintenance requirements. We continue to evaluate alternative and new technologies that could better meet these objectives.

        Our Corporate Services product offerings such as voice, data, long distance and conferencing compete against other local exchange carriers and long-distance carriers. Services are difficult to differentiate between competitors; however, we believe our products and services are distinguishable by the customer experience, price and the bundling of products. Our new products and services such as VoicePipe™ and iConverge™ represent one of the largest deployments of an Internet protocol telephony solution by a facilities-based provider. Many local and long-distance carriers, regional players and new entrants have all announced plans to introduce similar Internet protocol-based telephony services for businesses or have publicly acknowledged the demand for such a service. In addition to facing competition from these service providers, we compete with equipment providers such as Cisco, Nortel and Ayava, who offer similar Internet protocol phone system solutions. These equipment providers deliver premised-based options, as opposed to a hosted network service platform.

        We use several commercially available technologies to deliver our products, including VoicePipe™ and iConverge™. There are other competing technology providers that offer similar solutions to the ones we use. Since we use commercially available technology, our competitors can also obtain the same technology from our chosen providers, or from other providers who offer similar products. As a result of the above, competition can arise, and is arising, from other carriers, service providers and new entrants in the voice-over-Internet protocol market.

        Our primary competitors for dial-up services include Level 3, WorldCom, Sprint, and other local exchange carriers. Currently there is more capacity available to support dial-up services than there is demand for such services, creating significant pricing pressures. Furthermore, demand for these services is expected to decline. Dial-up services compete with and are losing market share to broadband services such as cable, DSL, and wireless.

        Our competitors for Point-to-Point Broadband services include all facilities based local and long-distance carriers. Over the past two years, demand for Point-to-Point Broadband services from carriers has decreased due to the carriers' excess capacity and network grooming initiatives. This has resulted in reduced volume and prices of our Point-to-Point Broadband services.

REGULATORY ACTIVITY

        Our operations are impacted by rules and regulations promulgated and enforced on the federal, state and local levels. Specifically, the FCC has primary jurisdiction with respect to the company's interstate products and services. The various state utility commissions enforce rules relating to our local and intra state products and services and the municipal authorities regulate, among other things, the company's access to the public rights of way. In addition to internal resources, the company retains outside counsel and advisors to ensure appropriate compliance with all regulatory requirements.

Corporate Services

        Our offerings in this service category encounter regulatory treatment of items such as reciprocal compensation, network interconnection, unbundled network elements, number portability and others. VoicePipe™, our Voice-over-Internet protocol product, is also an element of our corporate services offerings. Currently, there are a number of uncertainties that exist with respect to the regulatory treatment of Voice-over-Internet protocol. Among those uncertainties are whether the conventional access charges regime is applicable to Voice-over-Internet protocol traffic and carrier obligations with respect to the Communications Assistance For Law Enforcement Act, including enhanced 911 services, and numerous consumer protection issues.

        In February 2004, the FCC initiated a major proceeding to examine opportunities that allow consumers greater choices created by Voice-over-Internet protocol services through a notice of proposed rulemaking. This notice is intended to address questions on the legal and regulatory framework for each type of Internet service (i.e. phone-to-phone Voice-over-Internet protocol, Computer-to-Phone or Phone-to-Computer Voice-over-Internet protocol, etc.), including jurisdictional issues and practical issues like enhanced 911 services, Access Charges, the Universal Service Fund and disability accessibility. This process likely will take all of 2004 to complete.

        The FCC also announced that the newly created FCC Internet Policy Working Group would hold a series of "Solution Summits" to discuss creative ways to address various policy issues that arise from traditional communication services moving to Internet-based platforms. The "Solution Summits" are open to the public; the Internet Policy Working Group expects significant participation from industry participants, government agencies and the public safety community. The first in the series of "Solution Summits" was held on March 18 and addressed enhanced 911 issues with Voice-over-Internet protocol services. Subsequent "Solution Summits" will be held on other topics, including the Communications Assistance For Law Enforcement Act and access for persons with disabilities. These "Solution Summits" are expected to last all of 2004 as well.

Point-to-Point Broadband

        Our services in this category, which includes our Private Line product offerings, are significantly structured according to the application and collection of interstate and intrastate access charges for telecommunications traffic that both originates and terminates on our network. Both federal and state regulatory authorities have jurisdiction over the applicable access charges.

Dial-Up

        While this particular offering is considered unregulated, the Primary Rate Interface or ISDN component, which is a material element of our Dial-Up service offerings, incurs some conventional regulatory oversight with respect to price discrimination, service quality and inter-carrier compensation.

General Operational and Inter-carrier Compensation Issues

        The Telecommunications Act generally requires regional bell operating companies to provide interconnection and nondiscriminatory access to their local telecommunications networks and other essential facilities. Network access and interconnections are typically facilitated through written agreements between the parties, commonly known as interconnection agreements. Interconnection agreements are negotiated and enforced on a state-by-state basis. The negotiations involving each agreement are highly complex and can be contentious. Where the parties cannot reach agreement, we must petition the applicable state regulatory agency to arbitrate the disputed issues. Rulings of that particular agency are subject to judicial review by the appropriate state court and, with respect to certain issues, a federal district court.

        We have executed interconnection agreements with every regional bell operating company and other smaller incumbent local exchange carriers. Key issues that we face during negotiations include, but are not limited to: (i) "virtual-nxx" network deployment that affects the routing and rating of calls where the terminating party may not physically be in the local calling area of the originating party; (ii) Voice-over-Internet protocol issues, including whether Voice-over-Internet protocol traffic should have the same inter-carrier compensation as switched access traffic; and (iii) various other technical and operational related issues.

Reciprocal Compensation

        Reciprocal compensation historically has been an important source of revenue for us. In general, reciprocal compensation is the reimbursement of costs incurred by a carrier that terminates local telecommunications traffic originated on the network of another carrier. We maintain that reciprocal compensation is an appropriate regulatory mechanism, regardless of whether the telecommunications traffic is routed to a conventional end user or an Internet service provider. We have negotiated voluntary settlement agreements with certain regional bell operating companies that provide for the payment of reciprocal compensation for both traditional voice, as well as Internet bound traffic; however, the majority of these reciprocal compensation settlement agreements have expired and in such cases, the parties' current interconnection agreements now govern reciprocal compensation issues. Our reciprocal compensation settlement agreement with SBC, however, remains in effect until May 31, 2004.

        In April 2001 the FCC, in response to an opinion by the U.S. Court of Appeals for the District of Columbia Circuit, issued an order regarding reciprocal compensation for Internet bound traffic. The Order placed limits on the volume of reciprocal compensation eligible traffic, the recovery of reciprocal compensation in new markets entered after April 2001.

        The April 2001 Order has not had a material effect on those interconnection agreements (BellSouth, Verizon and Qwest) that explicitly require the payment of reciprocal compensation on conventional voice traffic. Likewise, the April 2001 Order has not had a materially negative impact as it relates to the exchange of reciprocal compensation for Internet bound traffic for the aforementioned interconnection agreements, nor has it had any material impact on the negotiated reciprocal compensation settlement agreement with SBC. The FCC is expected to provide further guidance with respect to reciprocal compensation on Internet bound traffic prior to June 2004.

Switched Access

        Switched access is the connection between a long-distance carrier's point of presence and an end user's premises provided through the switching facilities of a local exchange carrier. Switched access associated with intrastate toll traffic is governed by our intrastate tariffs filed with respective state utility commissions. Likewise, switched access associated with interstate toll traffic may be governed by interstate switched access tariffs filed with the FCC.

        Historically, the FCC has regulated the access rates imposed by the regional bell operating companies while the competitive local exchange carrier access rates have been less regulated. In May 2000, the FCC ordered a substantial reduction in regional bell operating company per-minute access charges and an increase in the flat monthly charge paid by local residential service subscribers for access to interstate long distance service. The FCC also released an order effective in June 2001 that subjects competitive local exchange carriers' interstate switched access charges to regulation. Specifically, carriers were required to withdraw their interstate tariffs if their switched access rates exceeded rates established by the FCC. Because our switched access rates exceeded the rates established by the FCC, we withdrew our interstate access tariff in August 2001.

        Effective with that same order, our rates were reduced and will continue to decline through June 2004 to be in parity with the regional bell operating company rates competing in each area. In addition, when a competitive local exchange carrier enters a new market its access charges may be no higher than the rates charged by the regional bell operating company operating in the same market. This order does not affect rates subject to contracts that we have entered into with certain long distance carriers.

        The May 2000 regional bell operating company access reform decision, as well as the competitive local exchange carrier access charge regulation have resulted in reductions in the per-minute rates we receive for switched access service in 2001 and 2002 and will result in further reductions through June 2004.

Federal Regulation

        As a result of a previous order adopted by the FCC, carriers were classified for regulatory purposes as either dominant (i.e., generally the regional bell operating companies) or non-dominant (i.e., generally competitive local exchange carriers). With respect to most issues, we are considered a non-dominant carrier. Consequently, we enjoy a reduced regulatory compliance burden as compared to the regional bell operating companies. Nevertheless, we must still comply with certain requirements of the Telecommunications Act, such as offering service on a non-discriminatory basis and at reasonable rates. Further, pursuant to our classification as a non-dominant carrier, we elected as of August 1, 2001 to withdraw our tariffs for our interstate product and service offerings.

        We are not subject to rate-of-return regulation in any jurisdiction, nor are we currently required to obtain FCC authorization for the installation, operation or maintenance of our fiber optic network facilities.

        Currently, we utilize certain incumbent local exchange carrier network elements in order to provide service to our customers. These network elements include, but are not necessarily limited to, transport facilities, local loops and collocation. We would consider any change in policy that either limits or eliminates our ability to purchase the aforementioned network elements to be an impairment to our ability to implement our network deployment strategies.

        During 2001, the FCC initiated a Triennial Review of unbundled network elements to determine which of these elements the regional bell operating companies must continue to provide under sections 251 and 252 of the 1996 Act. The FCC rendered a decision in this proceeding in August 2003. In that decision the FCC maintained conventional local loops and local switching as unbundled network elements, but placed new limitations on transport and broadband local loops. The FCC also retained the unbundled network element platform, which is the combination of transport, local loops, switching and ancillary services that allows a carrier to deliver end-to-end services without owning any telecommunications facilities.

        In March 2004, the United States Court of Appeals for the District of Columbia Circuit invalidated significant portions of the aforementioned Triennial Review Order. In summary, the Court found that the FCC's delegation of decision-making authority state commissions regarding the continued existence of certain Unbundled Network Elements and the Unbundled Network Element Platform was unlawful, because in the Court's opinion, the FCC asked states to go beyond the simple fact finding and make key determinations, such as market definitions and competition.

        We do not currently employ the unbundled network element platform, and we have only moderate deployment of unbundled network element transport facilities and local loops. While the Court's decision potentially impacts the company's ability to purchase certain transport and local loop facilities as Unbundled Network Elements, we do not expect these rulings to have a materially negative impact on our revenue or costs.

State Regulation

        In general, state public utility commissions have regulatory jurisdiction over us with respect to local and other intrastate telecommunications services. To provide intrastate service (particularly local dial tone service), we generally must obtain what is known as a certificate of public convenience and necessity from the state regulatory agency prior to offering service. Additionally, most states require us to file tariffs, which articulate the terms and conditions for services that are classified as regulated intrastate services. In some states, we may also be subject to various reporting and record-keeping requirements.

        Under the Telecommunications Act, state commissions continue to set regulatory requirements, including service quality standards and guidelines, for certificated providers of local and intrastate long distance services. Importantly, state regulatory authorities specify permissible terms and conditions (i.e., price) for interconnection with the regional bell operating companies' telecommunications networks. Moreover, these same authorities regulate the provision of unbundled network elements by the regional bell operating companies and enforce performance measurements and other material standards related to local competition and interconnection. In certain states, the utility commission has the authority to scrutinize the rates charged by competitive local exchange carriers for intrastate long distance and local services.

        We currently hold certificates of public convenience and necessity (or their equivalents) to provide competitive local services in the following states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Washington, D.C., West Virginia, Wisconsin, and Wyoming. Additionally, the Company holds certificates of public convenience and necessity (or their equivalents) to provide intrastate long distance services in the following states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, Washington D.C., West Virginia, Wisconsin and Wyoming.

Local Government Authorizations

        Under the Telecommunications Act, municipalities typically obtain jurisdiction under applicable state law to control our access to municipally owned or controlled rights of way and to require us to obtain street opening and construction permits to install and expand our fiber-optic network. In addition, many municipalities require us to obtain licenses or franchises and to pay license or franchise fees, often based on a percentage of gross revenue or a certain amount per linear foot, in order to provide telecommunications services. However, in certain states, including California, Ohio and Colorado, current law limits the amount of such fees to be paid to local jurisdictions to actual costs incurred by the municipality for maintaining the public rights of way. There is no assurance that certain cities that currently do not impose fees will not seek to impose fees in the future nor is there any assurance that, following the expiration of existing franchises, the municipality will be obligated to renew a previous agreement or that previously agreed upon fees will remain at their current levels.

        The Telecommunications Act requires that local governmental authorities treat telecommunications carriers in a non-discriminatory and competitively neutral manner. The Act also mandates that any compensation received in exchange for access to the public rights of way be just and reasonable. Where a particular municipality has required unreasonable rights of way access fees, we historically have taken an aggressive position, up to and including litigation. However, due to many court rulings across the country in favor of carriers, we have been able to lessen our aggressive position and have instead worked to establish non-adversarial relationships with these municipalities. Nevertheless, if any of our existing franchise or license agreements are terminated prior to their expiration dates or are not renewed, and consequently we are forced to remove our facilities from the public rights of way, such termination could have a material adverse effect on us.

Voice-over-Internet Protocol Regulation

        There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet and telecommunications. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Our ability and plans to provide telecommunication services at attractive rates arise in part from the fact Voice-over-Internet protocol services are not currently subject to the same regulation as traditional telephony. In fact, most Voice-over-Internet protocol providers have adopted the position that Voice-over-Internet protocol should not be subject to conventional telecommunications regulations, as these providers believe that Voice-over-Internet protocol is an information service, not a telecommunications service. Likewise, many traditional telecommunications service providers are advocating before the FCC and several of the state utility commissions to regulate Voice-over-Internet protocol on the same or similar basis as traditional telephone services.

        There are numerous legal and regulatory proceedings in progress that address the regulatory treatment of Voice-over-Internet protocol. For example, a federal court invalidated a Minnesota Public Utilities Commission rule that applied traditional phone regulation to Voice-over-Internet protocol. Additionally, the California Public Utilities Commission recently initiated an inquiry regarding whether Voice-over-Internet protocol providers should be required to register as telecommunications services providers. We are actively monitoring the development of regulations and policy that could impact our Voice-over-Internet protocol offering.

        If the FCC or any state commission decides to regulate Voice-over-Internet protocol, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the universal service fund or other charges. We have voluntarily decided to comply with certain regulations with respect to the Communications Assistance For Law Enforcement Act and the provision of enhanced 911 services, which could also create a significant financial burden.

The imposition of any such additional fees, charges, taxes and regulations on Voice-over-Internet protocol services could materially increase our costs and may reduce or eliminate any competitive pricing advantage.

EMPLOYEES

        As of December 31, 2003, we had 891 full-time employees. None of our employees are represented by a union or subject to a collective bargaining agreement. We believe that we generally offer compensation packages comparable to those of our competitors similar in size and capital structure. We believe that the successful implementation of our business strategy will depend upon our continued ability to attract and retain qualified employees. While we do not expect to add a significant number of new employees to the organization in the near future, we continue to reallocate the distribution of our workforce by adding sales professionals and reducing the number of employees in other areas. In fact, we have reduced the size of our workforce by approximately 22% since our emergence from bankruptcy in October 2002 to enhance our efficiency and cost structure.

ITEM 2. PROPERTIES

        Our real estate portfolio includes numerous properties for administrative, warehouse, equipment, collocation and point of presence sites. As of December 31, 2003, we had approximately 1,076,000 square feet of leased office, warehouse, and equipment space. This included our approximately 240,000 square-foot corporate headquarters building located in Englewood, Colorado and approximately 836,000 square feet of space leased throughout the United States, primarily in our switch sites. The lease on our corporate headquarters expires in January 2023, and the other leases expire in 2004 through 2016. Since November 2000, we have reduced our real estate portfolio by approximately 226 sites and 796,848 square feet by rejecting leases through the bankruptcy process and through lease expirations. We continue to evaluate our real estate needs, and will continue to carefully review our portfolio of leased locations for optimum use and cost savings opportunities.

ITEM 3. LEGAL PROCEEDINGS

        On November 14, 2000, ICG and most of its subsidiaries filed voluntary petitions for protection under the Bankruptcy Code in the Delaware Bankruptcy Court (Joint Case Number 00-4238 (PJW)). The bankruptcy petition was filed in order to preserve cash and give us the opportunity to restructure our debt. Our Modified Plan was confirmed and became effective on October 10, 2002. The Bankruptcy Court continues to retain exclusive jurisdiction over all matters arising out of and related to our bankruptcy case, including, but not limited to, the resolution and disposition of pre-petition and administrative claims. We expect that these claims will be resolved in 2004, and that the Bankruptcy Court will enter a final decree shortly thereafter closing the Chapter 11 case.

        We are a party to certain other litigation that has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material impact on our financial condition or results of operations. We are not involved in any administrative or judicial proceedings relative to an environmental matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Our Common Stock and Information Regarding Our Other Securities

        Pursuant to our Modified Plan, on October 10, 2002, (1) all then-outstanding shares of our pre-reorganization capital stock were cancelled, as well as all unexercised options and warrants, and (2) the Bankruptcy Court authorized us to issue the following equity securities:

  •
  8,000,000 shares of common stock were authorized for issuance and distribution to our pre-reorganization unsecured creditors on a pro rata basis in exchange for their allowed claims in the bankruptcy proceedings; and

  •
  Warrants to purchase 800,000 shares of common stock were authorized for issuance and distribution to certain of our pre-reorganization unsecured creditors on a pro rata basis in exchange for their allowed claims in the bankruptcy proceedings.

        As of February 27, 2004, 7,839,338 shares of our common stock had been issued to our unsecured creditors. The remaining 160,662 shares are expected to be distributed after the final reconciliation of allowed pre-petition unsecured bankruptcy claims filed against us during our bankruptcy proceedings. Also as of February 27, 2004, warrants to purchase 780,506 shares of our common stock had been issued to our unsecured creditors. Warrants to purchase the remaining 19,494 shares will be distributed after the final reconciliation of allowed pre-petition unsecured bankruptcy claims filed against us during our bankruptcy proceedings. The exercise price per share of the warrants is $9.12, which represented our reorganized equity value per share on the date that we emerged from bankruptcy. The warrants may be exercised from the date of issuance until the later of (i) October 10, 2007, or (ii) the date that a registration statement covering the common stock underlying the warrants becomes effective. Additionally, in connection with the establishment of our senior subordinated term loan upon our emergence from reorganization, we issued the following equity securities, all of which expire, if unexercised, on July 25, 2007:

  •
  Warrants to purchase 473,684 shares of common stock, at an exercise price of $0.01 per share, to the lenders under the senior subordinated term loan; and

  •
  Warrants to purchase up to 200,000 shares of common stock, at an exercise price of $9.12 per share, to the lenders under the senior subordinated term loan.

        Options to purchase 1,033,137 shares of our common stock, subject to adjustment to prevent the dilution or enlargement of optionees' rights, have been authorized for grant to our employees under the 2002 and 2003 stock option plans. In addition, options to purchase 120,000 shares of our common stock have been authorized for grant to our outside directors.

        Our common stock is quoted under the symbol "ICGC" on the OTC Bulletin Board. None of our other securities are listed on any exchange or quoted on any market or quotation system. Our common stock has had a very limited trading history since the effective date of our plan of reorganization, and there is no established trading market for our common stock or for our other securities. As of March 23, 2004, there were approximately 500 holders of record of ICG's common stock.

        The following table shows the high and low bid quotations per share of our common stock following our emergence from bankruptcy reorganization for the periods indicated for 2003 and 2002, as provided to us by The Nasdaq Stock Market, Inc. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2003
Fourth Quarter	$9.03	$5.70
Third Quarter	11.20	6.60
Second Quarter	9.50	4.00
First Quarter	5.00	2.00
2002
Fourth Quarter (from October 11)*	2.00	1.55

*
The high and low bid quotations reflect the month of December only, as the information for the entire period was not available from The Nasdaq Stock Market, Inc.

Market Information for Pre-reorganization Common Stock

        Until November 16, 2000, our pre-reorganization common stock was listed under the symbol "ICGX" on the Nasdaq National Market System. The Nasdaq National Market halted trading of our pre-reorganization common stock on November 14, 2000 and delisted the stock on November 18, 2000 as a result of our bankruptcy filing. Our pre-reorganization common stock then was traded over the counter until June 19, 2002 under the symbol "ICGXQ." From June 20, 2002 through October 11, 2002 our pre-reorganization common stock was traded over the counter under the symbol "ICGCV." Information regarding high and low bid quotations for the period from January 1, 2001 through October 11, 2002 is not provided because it was not available from The Nasdaq Stock Market, Inc.

DIVIDEND POLICY

        We have never declared or paid any dividends on our common stock or our pre-reorganization common stock. We expect to retain all earnings, if any, generated by our operations for the development and growth of our business and do not anticipate paying any dividends to our stockholders for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data for the years ended December 31, 1999, 2000, 2001 and 2003, the period January 1, 2002 through October 11, 2002 and the period October 11 through December 31, 2002 have been derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere herein, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The term "Reorganized Company" is used in this Annual Report to refer to ICG after its emergence from bankruptcy reorganization, and the term "Predecessor Company" is used to refer to ICG for all periods prior to its emergence from bankruptcy reorganization. Due to the adoption of fresh start reporting as of October 11, 2002, the Reorganized Company's post-fresh start reporting balance sheet, statement of operations and statement of cash flows have not been prepared on a consistent basis with, and are therefore generally not comparable to, those of the Predecessor Company prior to the application of fresh start reporting. In accordance with the provisions of Statement of

Position 90-7, or SOP 90-7, the Reorganized Company's balance sheet, statement of operations and statement of cash flows have been presented separately from those of the Predecessor Company.

	Predecessor Company						Reorganized Company
	Years Ended December 31,				Jan. 1 - Oct. 11		Oct. 12 - Dec. 31	Year Ended December 31,
	1999	2000		2001	2002			2003
	(in thousands, except per share data)
Revenue	$479,226	$598,283		$499,996	$333,167		$86,937	$425,493
Income (loss) from continuing operations	(466,462)	(2,490,496	)(1)	(112,665)	4,367,334	(2)	(1,476)	(59,993)
Income (loss) per common share from continuing operations:
Basic	(9.90)	(49.63)		(2.14)	79.94		(0.18)	(7.50)
Diluted	(9.90)	(49.63)		(2.14)	79.94		(0.18)	(7.50)

(1)
Includes provision for impairment of long-lived assets of $1.7 billion.

(2)
Includes net reorganization income of $4.4 billion.

	Predecessor Company					Reorganized Company
	As of December 31,
	1999	2000		2001		2002	2003
	(in thousands)
Total assets	$2,020,621	$980,452		$755,165		$377,458	$192,878
Long-term liabilities and capital lease obligations	1,978,135	34,167		51,796		200,193	102,423
Liabilities subject to compromise(1)	—	2,870,130	(1)	2,729,590	(1)	—	—
Redeemable preferred securities of subsidiaries	519,323	1,366,660		1,326,745		—	—

(1)
Amounts represent ICG's pre-petition debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Business section, the Management's Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this Annual Report contain "forward-looking statements" intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements include words such as "intends," "anticipates," "expects," "estimates," "plans," "believes" and other similar words. Additionally, statements that describe the ICG's future plans, objectives or goals also are forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated.

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page F-1 of this report. All dollar amounts are in U.S. dollars.

BUSINESS OVERVIEW

        We are a nationwide communications provider focused on delivering data and voice services to corporate customers, Internet service providers and telecommunication carriers using a network that we own and operate. We are a certified competitive local exchange carrier in most states, which means that we provide local exchange services in competition with the incumbent local exchange carriers. We have interconnection agreements with every major incumbent local exchange carrier. Through our network of fiber optic cable, voice and data switches, data points of presence, and peering arrangements, we provide corporate services, point-to-point broadband services and dial-up services. We were organized as a Delaware corporation on April 11, 1996.

        In September 2003 we terminated early four dial-up data services agreements with Qwest, formerly our largest customer, in exchange for a cash payment from Qwest of approximately $106.8 million, which included payment of approximately $31.0 million for dial-up data services provided and to be provided by us under the agreements during the six months ended December 31, 2003, and approximately $75.8 million of early termination revenue.

        In October 2003 we used approximately $81.2 million of the proceeds from the Qwest transaction to prepay in full the outstanding indebtedness under our secured notes and senior subordinated term loan. In connection with the prepayment, approximately $42.1 million of cash held in a cash collateral account for the benefit of our lenders was released to us.

        To offset the significant losses of revenue and operating cash flows from the Qwest transaction, in the fourth quarter of 2003 management initiated several operating initiatives to increase sales and to reduce operating expenses and capital expenditures. Management also began discussions with financial and legal advisors regarding its strategic alternatives and began exploring opportunities to divest certain non-core assets.

        On April 1, 2004, we closed an agreement with Level 3 Communications, Inc., or Level 3, whereby Level 3 agreed to pay us approximately $35 million in cash in consideration for the right to provide remote access service to our customers, $25 million of which was paid at closing, $5 million of which will be paid on July 1, 2004 and $5 million of which will be paid on October 1, 2004 subject to ICG's performance under a transition services agreement. The revenue from the customers will begin to accrue to the benefit of Level 3 on April 1, 2004. We expect to complete the transition of our remote access service customers from our network to Level 3's network no later than October 1, 2004, during which time Level 3 will reimburse ICG for certain costs of supporting the remote access service customers in accordance with the agreement.

        We have also agreed, pursuant to a Non-Disclosure, Non-Competition and Non-Solicitation agreement between us and Level 3 Communications, not to compete against Level 3 in providing dial-up Internet access to Internet service providers and their customers for a period of 3 years from April 1, 2004. This non-competition agreement does not apply to our direct Internet access and primary rate interface businesses.

        Although these transactions have allowed us to reduce our future debt service payments and increased our available cash, management believes that we will need to obtain additional funding through debt or equity financing no later than the third quarter of 2004 if sufficient asset sales do not occur first. Management believes that under current conditions such additional financing may not be available on reasonable terms, if at all. See additional discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

        As a result of the foregoing, there can be no assurance that we will continue as a going concern. The independent auditors' report dated April 1, 2004, on our financial statements states that our recurring losses from operations and a net capital deficiency raise substantial doubt about our ability to continue as a going concern. This "going concern" opinion issued by our independent auditors may materially adversely affect our ability to obtain additional financing and our relationships with third parties, including customers and suppliers.

        Early in the first quarter of 2004 we engaged financial and legal advisors to assist us in exploring strategic alternatives, including possible strategic alliances, business combinations or sale of the ICG assets. Such transactions may involve a restructuring of ICG under the United States Bankruptcy Code. We continue to explore all alternatives as of the date of this filing.

        On November 30, 2003, Randall E. Curran, our former Chairman of the Board of Directors and Chief Executive Officer, ceased his employment, and our Board of Directors named Mr. Jeffrey R. Pearl as Interim Chief Executive Officer. Mr. Pearl is expected to continue to serve in this capacity until a permanent replacement is found. If we fail to attract and retain a new permanent CEO, our ability to generate revenue, operate our business, obtain financing and compete could be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

Qwest Agreement

        On September 30, 2003, Qwest agreed to pay us an aggregate of approximately $106.8 million in cash to terminate early four dial-up data services agreements it had entered into with us and to pay in full to us all unpaid service fees attributable to those agreements through the end of 2003. The Qwest agreement requires that substantially all of the Qwest dial-up data services be disconnected from our network by December 31, 2003.

        The $106.8 million payment under the Qwest agreement was received on October 2, 2003 and was comprised of the following:

  (i)
  $75.8 million of early termination revenue in consideration of the early termination of the Qwest dial-up services agreements. This amount was classified as "Early termination" revenue in the accompanying statements of operations.

  (ii)
  $31.0 million of dial-up services revenue for services provided between June 30, 2003 and December 31, 2003. This amount was classified as "Communications" revenue in the accompanying statements of operations.

        Historical revenue statistics for our major customers, including Qwest, are provided under "Business—Customer Concentration, Marketing and Sales—Customer Concentration."

Prepayment of Secured Notes and Senior Subordinated Term Loan

        The terms of our secured notes and senior subordinated term loan required us to prepay the entire amount outstanding under such indebtedness upon the completion of the Qwest transaction described above. Therefore, on or about October 7, 2003, we utilized approximately $81.2 million of the Qwest proceeds from the Qwest transaction to pay in full the outstanding balances of our secured notes and senior subordinated term loan. Upon repayment in full of such indebtedness, $42.1 million of cash held in a cash collateral account for the benefit of the lenders was released to us. We intend to use the remaining proceeds from the Qwest transaction and the cash released from the collateral account for working capital and general corporate purposes, and to support our continued investment in our corporate services product offering.

        Interest expense on our secured notes and senior subordinated term loan amounted to $7.8 million for the year ended December 31, 2003. As a result of our repayment of such indebtedness, our future interest expense is expected to decrease accordingly.

        To offset the significant losses of revenue and operating cash flows from the Qwest transaction, in the fourth quarter of 2003 management initiated several operating initiatives to increase sales and to reduce operating expenses and capital expenditures. Management also began discussions with financial and legal advisors regarding its strategic alternatives and began exploring opportunities to divest certain non-core assets.

Level 3 Agreement

        On April 1, 2004, we closed an agreement with Level 3 Communications, Inc., or Level 3, whereby Level 3 agreed to pay us approximately $35 million in cash in consideration for the right to provide remote access service to our customers, $25 million of which was paid at closing, $5 million of which will be paid on July 1, 2004 and $5 million of which will be paid on October 1, 2004 subject to ICG's performance under a transition services agreement. The revenue from the customers will begin to accrue to the benefit of Level 3 on April 1, 2004. We expect to complete the transition of our remote access service customers from our network to Level 3's network no later than October 1, 2004, during which time Level 3 will reimburse ICG for certain costs of supporting the remote access service customers in accordance with the agreement.

        This sale represents the assignment of customer contracts and the future cash flows associated with them. We sold approximately $3 million of network assets directly attributable to providing remote access service. The majority of costs of providing remote access service cannot be segregated from network costs of providing other dial-up services.

        Proceeds from the Level 3 transaction are critical to easing the Company's short-term liquidity issue because they provide immediate cash to fund our operations. However, the Level 3 transaction, like the Qwest transaction described above, will have a negative impact on our future revenue, operating results and cash flow.

        After completing the Level 3 transaction, we will no longer provide or support remote access service, but will continue to provide primary rate interface service. As a result, we believe that we will be able to eliminate certain fixed and semi-fixed operating costs attributable to those operations. Some of the cities and markets we currently serve may become unprofitable once we no longer generate revenue from remote access service. We are actively reviewing which markets we will continue to serve, based on revenue considerations, contractual obligations, and network configuration associated with each market. In many markets, we have long-term contractual commitments that are significant enough to prevent us from ceasing operations in such markets.

Pro Forma Effect of the Transactions

        Revenue generated from the terminated Qwest dial-up services contracts and the remote access service contracts sold to Level 3 accounted for approximately 45% and 39%, respectively, of total dial-up revenue in 2003. In addition, approximately 34% of our reciprocal compensation revenue in 2003 was generated in connection with the remote access service contracts sold to Level 3. Reciprocal compensation generated in connection with the provision of dial-up services to Qwest was not significant. The table below shows a reconciliation of "As reported" and "Ongoing" revenue for 2003;

the latter represents the amount of revenue we would have generated had the Qwest and Level 3 transactions been completed as of December 31, 2002:

	Year ended December 31, 2003
	As Reported	Qwest Transaction	Level 3 Transaction	Pro Forma
	(in thousands of dollars)
Revenue:
Communications:
Dial-Up	180,182	(80,276)	(70,961)	28,945
Point-to-Point Broadband	85,993	—	—	85,993
Corporate Services	53,250	—	—	53,250
Reciprocal Compensation	30,289	—	(10,288)	20,001

	349,714	(80,276)	(81,249)	188,189
Early termination	75,779	(75,779)	—	—

Total revenue	425,493	(156,055)	(81,249)	188,189

        We incurred approximately $144 million in recurring direct operating costs in 2003, which accounted for 62% of total 2003 operating costs, excluding depreciation and amortization. We expect to eliminate certain operating costs, particularly leased network facilities and maintenance expenses, both as a result of our initiative to reduce our network costs and in connection with the transition of the remote access service to Level 3. In order to support ongoing communications revenue in 2004, we expect to incur approximately $60 million in recurring direct operating costs (excluding residual costs to support the Qwest dial-up services and the remote access service). In addition, we are contractually committed to pay approximately $13 million beginning in August 2004 through the expiration of these contracts. Of the $13 million we are contractually committed to pay, approximately $5 million will be due in 2004 and $8 million will be due primarily in 2005 and 2006. We will also incur additional recurring direct operating costs to support future revenue growth.

Impact of the Transactions on Liquidity

        Due to the elimination of cash flow that was generated by providing dial-up services to Qwest and from our remote access service, we expect that we will incur significant future losses and negative cash flow. As of February 29, 2004, we had total current assets of approximately $59 million, including cash and cash equivalents of approximately $24 million, and current liabilities of approximately $70 million. Our future prospects will depend primarily on our ability to raise needed capital, grow revenue, reduce operating costs and capital expenditures, and renegotiate key vendor contracts. Each of these initiatives is described in further detail below.

  •
  Initiatives to increase sales: We are in the process of significantly expanding our quota-bearing sales personnel within our corporate services line of business. During the third quarter of 2003, we commenced a plan to increase our quota-bearing sales personnel. As of the end of February 2004, the total number of quota-bearing sales personnel was 237, 35 of whom had been with ICG over one year, 51 of whom had been with ICG between 6 and 12 months, and 117 of whom had been with ICG for less than 6 months. This initiative, while designed to increase revenue in the future, requires a significant investment in the short-term. As is common in the industry, it takes several months for new sales personnel to be trained on our products, develop opportunities and generate revenue. We believe that it will, on average, take a new sales person 12 to 14 months after being hired to begin generating positive net operating cash flow for ICG.

  •
  Initiatives to reduce operating costs and capital expenditures:

  •
  Operating costs:

  •
  Line costs: We are aggressively eliminating incremental direct operating costs that were incurred in support of the Qwest dial-up data services revenue and remote access service revenue and re-configuring the remaining transport network in a more cost-efficient manner.

  •
  Network operating costs: As a result of the loss of revenue from the Qwest dial-up data services and remote access service, a significant amount of switching capacity within our network will be underutilized. We intend to reconfigure the switching network in a more cost-efficient manner through the consolidation of network traffic and the elimination of excess network facilities.

  •
  Capital expenditures: We are aggressively managing our capital expenditures and will be deferring all capital expenditures unless such expenditures support near term revenue growth with high returns and short paybacks, or are required to maintain either the integrity of the network or services to existing customers.

  •
  Renegotiate contractual obligations: We have renegotiated several of our key vendor arrangements and continue to aggressively pursue further vendor cost reductions when opportunities arise.

  •
  SG&A expenses: We continue to evaluate our SG&A expenses in the context of our existing and projected revenues and plan to reduce those SG&A expenses that are not critical to the support of sales initiatives or the support of services being provided to existing customers.

        If we are not successful in obtaining sufficient financing by the third quarter of 2004, we may not be able to meet our contractual obligations, operating expenses, and capital expenditures. There can be no assurance that we will continue as a going concern. The independent auditors' report dated April 1, 2004, on our financial statements states that our recurring losses from operations and a net capital deficiency raise substantial doubt about our ability to continue as a going concern. This "going concern" opinion issued by our independent auditors may materially adversely affect our ability to obtain additional financing and our relationships with third parties, including customers and suppliers.

        Early in the first quarter of 2004 we engaged financial and legal advisors to assist us in exploring strategic alternatives, including a possible strategic alliance, business combination or sale of the ICG assets. Such transactions may involve a restructuring of ICG under the United States Bankruptcy Code. We continue to explore all alternatives as of the date of this filing.

Other Liquidity Items

        Other debt totaling $17.9 million as of December 31, 2003 consisted primarily of notes issued to vendors and taxing authorities. The notes have annual interest rates that range from 1.6% to 10%, and a weighted average interest rate at December 31, 2003 of 6.0%. The maturity dates of the notes range from 2004 through 2008. Principal and interest are generally payable monthly. Approximately $3.3 million of debt payable to taxing authorities has yet to be formally documented with a note, but is expected to be in the near future. Certain taxing authorities that hold notes with an aggregate outstanding principal balance at December 31, 2003, of approximately $1.5 million have a security interest in the Company's property within these taxing authorities' specific jurisdictions.

        Under our Amended and Restated Certificate of Incorporation and in accordance with the Modified Plan, we are authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001 per share; however, no shares have been issued as of the date of this Annual Report.

        In addition, pursuant to the terms of the Modified Plan, we expect to issue warrants to purchase, in the aggregate, 1.0 million shares of our common stock with an exercise price of $9.12 per share, and warrants to purchase, in the aggregate, 473,684 shares of our common stock with an exercise price of $0.01 per share. All of the aforementioned warrants contain net exercise provisions that allow the warrant holder to surrender shares in lieu of paying cash in respect of the warrant exercise price. If all such warrants were to be exercised for cash, we would receive approximately $9.1 million of proceeds. However, there can be no assurance as to how many warrants will be exercised, or the amount of proceeds we will receive upon exercise, if any, because of the net exercise feature in the warrants.

Capital Commitments

Contractual Cash Commitments

        The following table summarizes our contractual cash commitments at December 31, 2003:

	Total	Less than 1 year (2004)	1-3 years (2005- 2006)	3-5 years (2007- 2008)	More than 5 years (2009- 2022)
	(in thousands of dollars)
Long-term debt obligations	17,864	10,702	6,854	308	—
Capital lease obligations, excluding interest	80,378	700	1,266	1,618	76,794
Operating lease obligations	105,750	17,778	31,534	22,367	34,071
Purchase obligations	57,360	23,786	20,523	2,656	10,395

Total	261,352	52,966	60,177	26,949	121,260

        Contractual quarterly cash commitments as of December 31, 2003, for 2004 were as follows:

	Less than 1 year (2004)
	Total	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands of dollars)
Long-term debt obligations	10,702	1,858	1,882	1,898	5,064
Capital lease obligations, excluding interest(1)	700	753	(732)	1,406	(727)
Operating lease obligations	17,778	4,782	4,383	4,326	4,287
Purchase obligations	23,786	4,426	7,850	6,653	4,857

Total	52,966	11,819	13,383	14,283	13,481

(1)
Contractual quarterly cash commitments related to capital lease obligations in the second and fourth quarter of 2004 appear negative because the cash payments are expected to be less than the related interest expense, causing the excess interest expense to be accreted into the principal balance.

        We lease certain portions of our network from Southern California Edison Company. In the first six months of 2003 we completed two transactions that changed the recorded amounts of assets under capitalized lease agreements and the related capital lease liability. In January 2003, we returned certain leased dark fiber to Southern California Edison Company, which resulted in corresponding $3.2 million reductions of property and equipment and capital lease obligations. Further, in May 2003, we agreed to return additional assets to Southern California Edison Company and to replace the previous contract, as amended, with new agreements. In connection with the May 2003 termination of the previous contract and execution of new licenses and leases, we recorded corresponding $11.4 million reductions of property and equipment and capital lease obligations.

Capital Expenditures

        Capital expenditures, exclusive of amounts required to sustain network functionality, will be driven primarily by customer demand for our services. If customer demand for new services does not meet management's expectations, capital expenditures will be proportionally reduced. We anticipate that approximately $5 million, $5 million, $8 million and $10 million will be required for capital expenditures in each of the four consecutive quarters ending December 31, 2004. Approximately $20 million of the total capital expenditures of $28 million will be success-based, and approximately $8 million will be required to support network infrastructure upgrades, enhancements to back office systems, and current network functionality. We have significant capacity available on our data backbone, metropolitan and regional fiber networks. It is our objective to use this capacity to generate future revenue streams.

Off Balance Sheet Financing

        We have no off balance sheet financing other than long term commitments for operating leases and rents as shown in the table of "Contractual Cash Commitments" above.

Assessment of Risks and Uncertainties

Risks Related to Our Company

        The Company is subject to a number of significant risks. The telecommunications industry contains many inherent risks, and the Company faces risks specific to its own operations. These risks include, but are not limited to the following:

As a result of the Qwest and Level 3 transactions and our negative cash flow, our liquidity has been significantly impaired, we may not have sufficient cash to meet our ongoing operational and capital obligations, and our viability as a going concern is not assured

        As of February 29, 2004, we had total current assets of approximately $59 million, including cash and cash equivalents of approximately $24 million, and current liabilities of approximately $70 million. Due to the elimination of cash flow generated from providing dial-up services to Qwest and from remote access service, we expect that we will incur significant future losses and negative cash flow, and will be required to obtain additional funds no later than the third quarter of 2004 to meet remaining debt and capital lease principal and interest obligations, capital expenditures and any other non-operating cash expenditures. Such financing is contingent upon market conditions and our results of operations and other factors, and is therefore not assured. Management believes that under current conditions such additional financing may not be available on reasonable terms, if at all.

        If we are not successful in obtaining sufficient financing by the third quarter of 2004, we may not be able to meet our contractual obligations, operating expenses, and capital expenditures. There can be no assurance that we will continue as a going concern. The independent auditors' report dated April 1, 2004, on our financial statements states that our recurring losses from operations and a net capital deficiency raise substantial doubt about our ability to continue as a going concern. This "going concern" opinion issued by our independent auditors may materially adversely affect our ability to obtain additional financing and our relationships with third parties, including customers and suppliers.

        Moreover, even if we address our liquidity issues in the short-term by raising capital, we still will need to increase our revenues and reduce our costs of operations in order to sustain our growth and longer term business viability. If we are unable to accomplish these longer-term objectives, our results of operations and financial condition will be materially adversely affected and we may not be able to stay in business.

        Early in the first quarter of 2004 we engaged financial and legal advisors to assist us in exploring strategic alternatives, including a possible strategic alliance, business combination or sale of the ICG assets. Such transactions may involve a restructuring of ICG under the United States Bankruptcy Code. We continue to explore all alternatives as of the date of this filing.

Our business may be adversely impacted if we are not able to attract and retain a new CEO and other qualified management and employees

        On November 30, 2003, Randall E. Curran, our former Chairman of the Board of Directors and Chief Executive Officer, ceased his employment, and our Board of Directors named Mr. Jeffrey R. Pearl as Interim Chief Executive Officer. Mr. Pearl is expected to continue to serve in this capacity until a permanent replacement is found. We are highly dependent on the services of our management and other key personnel. The loss of the services of Mr. Curran and other senior executives and key personnel could cause us to make less successful strategic decisions, which could hinder the introduction of new services or make us less prepared for technological or marketing problems, which could, in turn, reduce our ability to serve our customers or lower the quality of our services. We believe that a critical component for our success will be the timely hiring and retention of key personnel, particularly a new CEO. If we fail to attract and retain key personnel, our ability to generate revenue, operate our business, obtain financing and compete could be adversely affected.

Our Board of Directors is controlled by two stockholders; their interests may conflict with each other and the interests of other stockholders

        Currently, W.R. Huff Asset Management Co., L.L.C., referred to herein as Huff, and its affiliates, and Cerberus, and its affiliates beneficially own approximately 19% and 16%, respectively, of our voting securities, and as a result they have significant voting power with regard to all matters requiring shareholder action. They also control our Board of Directors. Pursuant to the Modified Plan, our Amended and Restated Certificate of Incorporation and our Restated By-laws, our Board of Directors is comprised of five directors, with the Company currently being obligated to nominate for election (in connection with any meeting of or written consent solicited from our stockholders called for the purpose of electing directors) two individuals designated by Cerberus, two individuals designated by Huff and the individual acting as our Chief Executive Officer. The number of directors comprising our Board may only be increased above five by the affirmative vote of all but one of the directors then in office. Additionally, the provisions of our Restated By-Laws regarding each of Huff's and Cerberus' director nomination rights may not be amended, altered or repealed without their prior consent unless Cerberus, with respect to its director nominees, and Huff, with respect to its director nominees, in each instance, beneficially owns less than 1% of our shares of common stock at the time of the amendment.

        At present, due to Mr. Curran's resignation, there are only four directors on the Board: two directors nominated by Huff and two directors nominated by Cerberus. Consequently, it is likely that, for the foreseeable future, Huff and Cerberus will have the collective ability to control all matters requiring Board action, including potential financing transactions, mergers and acquisitions, sales and other dispositions of assets, the nomination of directors and our overall management and the determination of our policies. In certain circumstances, the interests of Huff and Cerberus may not coincide with our other stockholders' interests, and in some cases the respective interests of Huff and Cerberus may not coincide with each other. This may make the value of our stockholders' investments less attractive to potential buyers and less valuable generally.

A significant portion of our revenue is derived from a small number of large customers and we may not be able to retain them on profitable terms

        A significant amount of our revenue has been derived from contracts with certain large customers. In 2003, four customers each represented more than 5% of our Communications revenue: Qwest,

WorldCom, and two large national Internet service providers. We are unable to name these Internet service providers due to confidentiality provisions in their service contracts. Revenue from the top four customers accounted for approximately 53% of our 2003 Communications revenue.

        As discussed further under "Management's Discussion and Analysis of Financial Conditions and Results of Operations", we executed agreements with Qwest and Level 3 in September 2003 and April 2004, respectively. As a result of the Qwest agreement, we no longer provide dial-up services to Qwest. As a result of the Level 3 agreement, we will no longer provide remote access service at all, which will eliminate all revenue from the two large Internet service providers.

        After the completion of the Level 3 transaction, WorldCom will become our largest customer, with 18% of ongoing Communications revenue. We have two main service agreements with WorldCom. The first agreement, under which we provide primary rate interface services to WorldCom, expires September 30, 2004 and, upon expiration, will automatically renew on a month-to-month basis unless either party provides written notice to the other party of its intent to terminate the agreement. ICG must provide 120 days notice of termination and WorldCom must provide 30 days prior notice. Approximately 47% of our 2003 communications revenue from WorldCom was generated in connection with this agreement. The second agreement, under which we provide private line and switched access services to WorldCom, expired March 17, 2003. Upon expiration, this agreement automatically renews for for 1-year periods unless terminated by either party upon written notice not less than 60-days prior to the expiration of the then-current term. As such, the current term expires March 17, 2005. Approximately 42% of our 2003 communications revenue from WorldCom was generated in connection with this agreement. The remainder of the WorldCom revenue is generated in connection with other service and interconnection agreements.

        In general, upon the contractual expiration of our agreements with our customers, there can be no assurance that customers will elect to continue such agreements. In fact, they may elect to significantly reduce service levels, negotiate lower pricing, or disconnect services completely. In addition, certain material customer agreements do not require the customer to maintain minimum commitments at their current levels.

Financial information related to our post-emergence operations is limited and our adoption of fresh start reporting makes comparisons of our financial position and results of operations after bankruptcy with those of prior periods more difficult

        Because we emerged from bankruptcy on October 10, 2002, there is limited historical operating and financial data available from which to analyze our ongoing operating results and cash flows. Following our emergence from bankruptcy, we implemented fresh start reporting for periods following the reorganization. Fresh start reporting requires us to restate the value of all our assets and liabilities to reflect assets of reorganization value and liabilities at fair value. As a result, the consolidated financial statements for periods after our emergence from bankruptcy are not comparable to our consolidated financial statements for the periods prior to our emergence from bankruptcy, which were prepared on an historical basis.

Our success is dependent on the quality of services that we receive from our suppliers

        The quality of service that we deliver to our customers may be impacted if there are disruptions in our suppliers' services or if our suppliers are unable to expand their current levels of services. There are no assurances that interruptions will not occur or that our suppliers will be able to scale the delivery of their services to meet our future needs. Service interruptions and the inconsistent provision of supplier services could produce substantial customer dissatisfaction, which could adversely affect our results of operations and financial condition.

Our reciprocal compensation revenue will likely decline as a result of government regulation

        Reciprocal compensation revenue is derived on a usage basis from terminating other carriers' traffic on our network. Reciprocal compensation rates for voice traffic are negotiated elements of inter-carrier compensation established pursuant to interconnection agreements between two parties. We have executed interconnection agreements with all of the regional bell operating companies and most other incumbent local exchange carriers. While the initial terms of some of those agreements have expired or are soon expiring, we are in the process of renegotiating and extending the terms of the interconnection agreements. Interconnection agreements with regional bell operating companies, from which we receive approximately 75% of our reciprocal compensation revenue, expire before June 30, 2004. We believe reciprocal compensation revenue remaining after the completion of the Level 3 transaction will be further reduced by approximately 50% in the third quarter of 2004 due to the elimination of compensation for Internet-bound traffic. Reciprocal compensation is discussed in more detail under "Business—Regulatory Activity—Reciprocal Compensation."

Our business and results of operations will be adversely affected if we are not able to manage the expansion of our service offerings and our network and infrastructure

        We plan to introduce new communications services, expand service in our existing markets and possibly expand service offerings into new markets. In addition to the costs involved in these undertakings, such projects entail various operational and financial risks, including the following:

  •
  Implementing interconnection agreements with other carriers and addressing other regulatory matters;

  •
  Accurately predicting and managing the amount and timing of associated operating costs and capital expenditures.

        In the event we are unable to successfully manage and implement such projects, our business, results of operations and financial condition will be adversely affected in a material manner.

Our success depends on adapting to rapidly changing technology within the telecommunications and data and Internet industries

        In recent years, technology used in the telecommunications industry has evolved rapidly, and we expect that the technology will continue to change. We will inevitably be required to upgrade the infrastructure.

        Additionally, the markets for data and Internet-related services are characterized by rapidly changing technology, evolving industry standards, changing customer needs, emerging competition and frequent new product and service introductions. The future success of our data services business will depend, in part, on our ability to accomplish the following in a timely, cost-effective manner:

  •
  Effectively install and use leading technologies and update or convert from existing technologies and equipment;

  •
  Continue to develop technical expertise;

  •
  Develop new services that meet changing customer needs; and

  •
  Influence and respond to emerging industry standards and other technological changes.

        The introduction of new technologies may reduce the cost of services similar to those that we provide. As a result, our most significant competitors in the future may be new entrants to the telecommunications industry. These new entrants may not be burdened by an installed base of outdated or undepreciated equipment and, therefore, may be able to more quickly respond to customers' demands at lower prices.

        Our pursuit of necessary technological advances may require substantial time and expenses. In addition, we may be required to shorten the estimated economic lives of our existing network infrastructure assets, which could materially increase our depreciation expenses. Integrating new technologies into our network, when necessary, may prove to be difficult and expensive, and technological upgrades to our network may not become available in a timely fashion at a reasonable cost, or at all. If the technology choices we make prove to be incorrect, ineffective or too costly, our objective of meeting our customers' demands for existing and future telecommunication services could fail. If our network infrastructure becomes obsolete and we are unable to maintain our competitive positioning, our business, results of operations and financial condition will be adversely affected in a material manner.

Many of our competitors have superior resources, which could place us at a cost and price disadvantage

        The telecommunications industry is extremely competitive, particularly with regard to pricing for services and service levels. Many of our current and potential competitors have substantially greater market presence, engineering, technical and marketing capabilities and financial, personnel and other resources than we do. Some also have more established brand names and larger customer bases to better promote their services. As a result, some of our competitors can raise capital at a lower cost than we can, and they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisitions and other opportunities more readily, and devote greater resources to the development, marketing and sale of products and services than we can. Some of our competitors also have a greater ability to sustain temporary and prolonged operating losses and negative cash flows because of their greater financial resources. If we fail to effectively compete with our competitors, our market share could decrease and the value of our common stock could be negatively impacted.

The oversupply of telecommunications network infrastructure has resulted, and may continue to result, in decreasing prices, which could have a material impact on our results of operations

        The immense capital investment made in the telecommunications industry in recent years has resulted in an oversupply of network infrastructure and capacity. Combined with this oversupply, rapid technological advancements and intense competition have resulted in significant pricing pressure in each of our main service areas. We cannot predict what impact such oversupply of network infrastructure and capacity will have on our future operating results. There can be no assurance that sufficient demand will exist for our services or that prices will not continue to decline.

REORGANIZATION AND EMERGENCE FROM BANKRUPTCY

        On November 14, 2000, (the "Petition Date"), ICG and its operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the District of Delaware (the "Bankruptcy Court"). On October 9, 2002, the Bankruptcy Court entered an order confirming the Company's Modified Plan. On October 10, 2002 (the "Effective Date"), the Modified Plan became effective and the Company emerged from Chapter 11 bankruptcy protection.

        Under the Modified Plan, on October 10, 2002, all shares of our capital stock outstanding prior to our emergence from bankruptcy were cancelled, as were all of our outstanding options and warrants. The Bankruptcy Court has the authority and is expected to instruct us to issue up to 8,000,000 shares of our common stock for the benefit of our general unsecured creditors in the bankruptcy, 7,839,338 of which have been issued to our unsecured creditors and 160,662 of which had not yet been issued as of February 27, 2004. In addition, we received exit financing consisting of a $25.0 million senior subordinated term loan and $59.4 million of secured notes, the proceeds from which were used to refinance and retire our pre-reorganization senior secured credit facility.

        Also under the Modified Plan, the Bankruptcy Court has the authority and is expected to instruct us to issue warrants to purchase, in the aggregate, up to 800,000 shares of our common stock at an exercise price per share of $9.12 to our general unsecured creditors in the bankruptcy. As of February 27, 2004, we had issued warrants to purchase, in the aggregate, up to 780,506 shares of the available 800,000 shares of our common stock. The warrants may be exercised from the date of issuance until the later of October 10, 2007, or the date that a registration statement covering the common stock underlying the warrants becomes effective. In connection with our exit financing pursuant to the Modified Plan, we also issued to our exit financing lenders warrants to purchase an additional 200,000 shares of our common stock at an exercise price per share of $9.12 and warrants to purchase an additional 473,684 shares of our common stock at an exercise price per share of $0.01. All such warrants expire, if unexercised, on July 25, 2007.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

        The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of our independent auditors contains an explanatory paragraph expressing substantial doubt about ICG's ability to continue as a going concern as a result of recurring losses and negative cash flows.

        On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, uncollectible accounts receivable, long-lived assets, operating costs and accruals, litigation and contingencies. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. Such information forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies address the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Financial Reporting by Entities in Reorganization under the Bankruptcy Code and Fresh Start Reporting

        Between November 14, 2000, and October 10, 2002, we operated as a debtor-in-possession under the supervision of the Bankruptcy Court. Our financial statements for reporting periods within that time frame were prepared in accordance with the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," also commonly referred to as SOP 90-7.

        For financial reporting purposes, the close of business on October 11, 2002 represents the date of our emergence from bankruptcy and the effective date of our Modified Plan. The implementation of our Modified Plan resulted in a new capital structure, the satisfaction or disposition of various types of pre-reorganization claims, and the assumption or rejection of certain lease agreements and executory contracts.

        In connection with our emergence from bankruptcy, we adopted fresh start reporting in accordance with the requirements of SOP 90-7. The application of SOP 90-7 resulted in the creation for financial reporting purposes of a new reporting entity. Under fresh start reporting, our reorganization value was allocated to our assets and liabilities on a basis substantially consistent with purchase accounting in accordance with Statement of Financial Accounting Standard No. 141, "Business Combinations."

        We engaged an independent financial advisor to assist in the determination of our reorganization value or fair value. The independent financial advisor estimated our reorganization value range between $250 million and $325 million. The independent financial advisor performed a valuation analysis based on our financial projections that covered a three-year period, as well as current market conditions and statistics. In performing its analysis, the independent financial advisor used methodologies of discounted cash flow analysis with a discount range of 20-30%, comparable companies' trading multiples and comparable transaction multiples to arrive at the range of our reorganization value. The key assumptions, as described in the Modified Plan, used by the independent advisor were as follows:

  •
  Successful reorganization of the business in a timely manner;

  •
  The achievement of the forecasts reflected in the financial projections;

  •
  No changes in the U.S. tax laws that would adversely impact our ability to utilize its net operating loss carryforwards;

  •
  The outcome of certain expectations regarding market conditions.

        We used a reorganization value of $284 million, or the midpoint of the range provided by the independent advisor, for the application of fresh start reporting as of October 11, 2002. The $284 million reorganization value consisted of equity and funded debt of $83 million and $201 million, respectively. The fresh start reporting adjustments, which primarily related to the adjustment of our assets and liabilities based upon reorganization value, have had a significant effect on our statements of operations subsequent to October 11, 2002.

        Assets and liabilities were stated at fair value resulting in a reduction in the value assigned to deferred revenue of $122 million and equipment of $267 million. The fair value of deferred revenue was based upon an analysis of the current market prices to provide similar services over similar terms as well as the estimated costs, including margins, to provide such services.

        In the process of assigning fair value to assets, liabilities and reorganization, the value assigned to equipment and property was determined to be the difference between the total value assigned to all other assets and the sum of all liabilities and the reorganization value. Individual revenue-supporting tangible assets were assigned value based upon recent appraisals.

Revenue Recognition and Accounts Receivable

        We recognize revenue when the service is provided to the customer. Most revenue is billed in advance on a fixed rate basis. The remainder of revenue is billed in arrears on a transactional basis determined by customer usage. In the fourth quarter of 2003, approximately 29% of Dial-Up revenue, 7% of Point-to-Point Broadband revenue, 19% of Corporate Services revenue and 100% of reciprocal compensation revenue was based on a transactional basis determined by customer usage. Fees billed in connection with customer installations and other up-front charges are deferred and recognized as revenue ratably over the estimated average contract life.

        We recognize revenue at the amount we expect to realize, which includes billing and service adjustments. Valuation allowances for uncollectible accounts receivable are established through a charge to selling, general and administrative expenses. We assess the adequacy of this reserve periodically, evaluating general factors such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of customers. We also assess the ability of specific customers to meet their financial obligations and establish specific valuation allowances based on the amount we expect to collect from these customers, as considered necessary. If circumstances relating to specific customers change or economic conditions improve or worsen such that past collection experience and assessment of the economic environment are no longer relevant, the estimate of the recoverability of our trade receivables may change.

        In the past, we entered into indefeasible rights-of-use agreements with other telecommunications services providers to lease them our metropolitan fiber and other infrastructure. We have generally recorded deferred revenue at the inception of the agreement when cash was received and have recognized revenue ratably over the term of the agreement. In connection with the implementation of Fresh Start reporting, however, we reduced to its fair value the balance of deferred revenue, which was related primarily to indefeasible rights-of-use agreements, by approximately $122 million to approximately $23 million. This reduction of deferred revenue resulted in a $0.8 million per quarter reduction of revenue recorded for such agreements after the implementation of Fresh Start, as compared to the amount of revenue recognized for such agreements prior to the implementation of Fresh Start. Revenue from indefeasible rights-of-use agreements, excluding maintenance, in 2001, the 2002 Predecessor Period, the 2002 Reorganized Period and 2003 totaled approximately $9 million, $6.8 million, $1.4 million and $5.4 million, respectively.

Operating Costs and Accrued Liabilities

        We lease certain network facilities, primarily circuits, from other local exchange carriers to augment our owned infrastructure, for which we are generally billed a fixed monthly fee. We also use the facilities of other carriers for which we are billed on a usage basis.

        We recognize the cost of these facilities or services when we are billed in accordance with contractual requirements. We dispute incorrect billings. The most prevalent types of disputes include disputes for circuits that are not disconnected on a timely basis and usage bills with incorrect or inadequate call detail records. Depending on the type and complexity of the issues involved, it may take several quarters to resolve disputes.

        In determining the amount of such operating expenses and related accrued liabilities to reflect in its financial statements, we consider the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting such disconnect notices and disputes to the provider of the facilities, and compliance with its interconnection agreements with these carriers. Significant judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation.

        We had approximately $14.4 million and $9.6 million of disputes outstanding as of December 31, 2002 and 2003, respectively, and had provided reserves against those disputes of approximately $5.4 million and $4.0 million for the respective periods. The disputes outstanding as of December 31, 2002 were reduced to approximately $4.4 million at December 31, 2003. The related reserves were reduced to approximately $2.4 million at December 31, 2003. The resolution of the pre-2003 disputes resulted in a reduction of the reported operating cost of approximately $2.3 million, or 1% of total operating costs, excluding depreciation and amortization for the year ended December 31, 2003.

Property and Equipment

        We provide for the impairment of long-lived assets pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of its assets may not be recoverable. An impairment loss is recognized when the assets' carrying value exceeds both the assets' estimated undiscounted future cash flows, excluding interest, and the assets' estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the long-lived assets and the amount of the impairment.

        After the completion of the Qwest transaction and the repayment of our secured debt, we undertook an assessment of whether our network assets were impaired under the provisions of SFAS No. 144. The result of this assessment was that there was no impairment as of September 30, 2003, because the estimated future undiscounted cash flows approximated the carrying value of the assets and the appraised value of the assets exceeded their carrying value.

        Subsequently, three significant events occurred. In the fourth quarter of 2003 management began negotiations with financial and legal advisors and began exploring opportunities to divest certain non-core assets, which resulted in the completion of the Level 3 transaction on April 1, 2004. In addition, we began discussing the possible sale or merger of ICG. Finally, we revised the business plan, which resulted in a reduction in estimated future undiscounted cash flows. As a result of these events, we determined that our long-lived assets were impaired as of December 31, 2003.

        The estimated fair value of property and equipment balances as of December 31, 2003 was determined to be approximately $112 million. The fair value of the network assets was determined using several valuation techniques, including discounted cash flows, asset appraisals obtained in the fourth quarter of 2003 and the market value of companies with comparable characteristics as evidenced by recent transactions. The fair value of the ICG headquarters building was determined using a recent third party appraisal. In order to reduce property and equipment balances to the estimated fair value of $112 million, we recorded a non-cash impairment charge as of December 31, 2003, of approximately $89 million. The fair value of property and equipment was generally allocated to the individual assets on a pro rata basis using the recently obtained asset appraisals. The book value of the impaired assets at December 31, 2003, became the new cost basis of these assets. Subsequent depreciation of the new cost basis will be calculated based on the remaining estimated useful life of the assets.

RESULTS OF OPERATIONS

        The general economic downturn and the severe downturn in the telecommunications industry have resulted in an oversupply of network infrastructure. In addition, the slowing economy has resulted in many of our customers ceasing operations, filing for bankruptcy protection, or looking for opportunities to cut costs. The effects on us include higher levels of customer disconnections and increased pricing pressure on new and existing customer contracts. In addition, customers are taking longer to make buying decisions, thus lengthening the sales cycle. These trends have been partially offset by increased dial-up revenue earned from our Internet service provider customers.

        Due to the adoption of fresh start reporting as of October 11, 2002, the Reorganized Company's post-fresh start balance sheet, statement of operations and statement of cash flows have not been prepared on a consistent basis with, and are therefore generally not comparable to, those of the Predecessor Company prior to the application of fresh start reporting. In accordance with SOP 90-7, the Reorganized Company's balance sheet, statement of operations and statement of cash flows have been presented separately from those of the Predecessor Company.

        With respect to the periods presented in the table below, the Reorganized Company's revenue (except as noted below), operating costs, selling, general and administrative expenses, and bad debt expense were not affected by the adoption of fresh start reporting. Therefore, the Predecessor

Company's 2002 amounts have been combined with the Reorganized Company's 2002 amounts for comparison and analysis purposes herein.

	Statement of Operations Data
	Year Ended December 31,
	2001		2002		2003
	$	%(2)	$	%(2)	$	%(2)
	(dollar amounts in thousands)
Revenue(1)
Communications	499,996	100	420,104	100	349,714	100
Early termination	—		—		75,779

	499,996		420,104		425,493
Operating costs and expenses:
Operating costs	351,973	70	250,224	60	232,494	66
Selling, general and administrative	94,155	19	89,674	21	91,619	26
Provision for doubtful accounts	14,236	3	5,294	1	1,850	1

(1)
The application of fresh start reporting effective October 11, 2002, had no effect on revenue, except with respect to the write-down of certain deferred revenue, which reduced revenue by $0.8 million per quarter after October 11, 2002.

(2)
Amounts represent percentages of Communications revenue.

YEAR 2003 COMPARED TO YEAR 2002

Revenue

	Year Ended December 31,
	2002		2003
	$	%(2)	$	%(2)
	(dollar amounts in thousands)
Communications:
Dial-Up	184,575	44	180,182	52
Point-to-Point Broadband(1)	103,890	25	85,993	25
Corporate Services	70,402	17	53,250	15
Reciprocal Compensation	61,237	14	30,289	8

	420,104	100	349,714	100
Early termination	—		75,779

	420,104		425,493

(1)
The application of fresh start reporting effective October 11, 2002, had no effect on revenue, except with respect to the write-down of certain deferred revenue, which reduced revenue by $0.8 million per quarter after October 11, 2002.

(2)
Amounts represent percentages of Communications revenue.

        Communications revenue decreased $70.4 million, or 17%, for the year ended December 31, 2003, as compared to the year ended December 31, 2002. The decrease was due primarily to decreases of $4.4 million, $17.9 million, $17.2 million and $30.9 million in Dial-Up, Point-to-Point Broadband, Corporate Services and Reciprocal Compensation revenue, respectively. In addition to Communications revenue, we earned $75.8 million of early termination revenue in 2003 in consideration of the early termination of the Qwest Dial-Up Services agreements.

Dial-Up

        Dial-Up revenue is comprised of (i) monthly recurring revenue, which includes fixed monthly service revenue and service revenue directly attributable to usage and (ii) non-recurring revenue, which includes installation revenue, billing adjustments and credits, and other non-recurring items. Dial-Up revenue's contribution to Communications revenue rose from 44% in 2002 to 52% in 2003.

        Dial-Up revenue decreased $4.4 million, or 2%, from $184.6 million in 2002 to $180.2 million in 2003, primarily due to fluctuations in revenue earned from our top four customers, as described below:

  •
  Qwest accounted for approximately 44% of Dial-Up revenue in 2003, substantially all of which was earned pursuant to the Qwest Dial-Up Services contracts. In accordance with the Qwest agreement, the Qwest Dial-Up Services were terminated as of December 31, 2003. Dial-Up revenue earned from Qwest in 2003 decreased approximately 18% as compared to 2002 primarily due to the aforementioned contract termination.

  •
  Internet service provider #1 accounted for approximately 17% of Dial-Up revenue in 2003. Dial-Up revenue earned from Internet service provider #1 in 2003 increased approximately 18% as compared to 2002. The service contract with Internet service provider#1 in effect through August 2003 provided for revenue based on lines in service. Effective September 2003, this customer's service contract provides for revenue based on hours of usage and variable rates that fluctuate with the hours of usage. The current service contract is renewable on a month-to-month basis. Average monthly revenue under the old contract increased from approximately $2.2 million in 2002 to approximately $2.9 million in the first 8 months of 2003 due to increased lines in service. Average monthly revenue under the new contract decreased to approximately $2.1 million in the last four months of 2003, due to the revised billing structure.

  •
  Internet service provider #2 accounted for approximately 14% of Dial-Up revenue in 2003. The acquisition of Internet service provider #2 as a customer in late 2002 contributed approximately $21.6 million of additional revenue in 2003, as compared to 2002.

  •
  WorldCom accounted for approximately 9% of Dial-Up revenue in 2003. Dial-Up revenue earned from WorldCom in 2003 decreased approximately 42% as compared to 2002 primarily due to the May 2003 settlement and assumption of WorldCom's pre-petition service contract with us. WorldCom filed for Chapter 11 bankruptcy protection in July 2002. Under the terms of the settlement agreement, WorldCom's minimum commitment to us decreased by approximately $1.2 million per month in April 2003 through March 2004, and will increase by approximately $0.8 million per month in April 2004 through September 2004.

Point-to-Point Broadband

        Point-to-Point Broadband service provides dedicated bandwidth and offers DS1 to OC-192 capacity to connect: (i) long-haul carriers to local markets, large companies and other long-haul carrier facilities; and (ii) large companies to their long distance carrier facilities and other facilities. Point-to-Point Broadband revenue's contribution to Communications revenue was 25% in both 2002 and 2003.

        Point-to-Point Broadband revenue decreased $17.9 million, or 17%, from $103.9 million in 2002 to $86.0 million in 2003. The decrease in Point-to-Point Broadband revenue was comprised of decreases in private line, switched access and Signaling System 7 revenues of 15%, 46% and 29%, respectively. Private line, switched access and Signaling System 7 revenue represented 92%, 4% and 4%, respectively of total Point-to-Point Broadband revenue in 2003. Private line revenue decreased primarily due to churn related to long-distance carrier customers reducing network capacity as a result of the economic downturn. Switched access and Signaling System 7 revenues decreased primarily due to the loss of customers.

Corporate Services

        Corporate Services revenue includes: (i) local enhanced telephony ("Voice"); (ii) Dedicated Internet Access provided to businesses over ICG's major metropolitan fiber optic networks or lines leased from the incumbent local exchange carriers; and (iii) other business services. Other business services include carrier access billing service ("CABS"), which is generated from the origination and termination of switched access traffic. Corporate Services revenue's contribution to Communications revenue declined from 17% in 2002 to 15% in 2003.

        Corporate Services revenue decreased $17.2 million, or 24%, from $70.4 million in 2002 to $53.3 million in 2003, due primarily to a $7.6 million, or 18%, decrease in monthly recurring revenue. The decrease in monthly recurring revenue was due to a 9% decrease in the average billed line count, which was primarily due to customer churn, and an 10% decrease in the average monthly revenue per line. In addition, CABS revenue decreased $11.9 million, or 54%, due to a 9% decrease in the average billed line count, which was primarily due to customer churn, and an 49% decrease in the average monthly revenue per line.

Reciprocal compensation

        Reciprocal compensation revenue is primarily earned pursuant to interconnection agreements with incumbent local exchange carriers for the transport and termination of calls originated by these carriers' customers. Reciprocal compensation's contribution to Communications revenue decreased from 14% in 2002 to 8% in 2003.

        Reciprocal compensation revenue decreased $30.9 million, or 51%, from $61.2 million in 2002 to $30.3 million in 2003. Reciprocal compensation revenue included $13.1 million and $4.6 million from customer settlements in 2002 and 2003, respectively. Excluding revenue from customer settlements, reciprocal compensation revenue would have decreased 47%, primarily due to contractual and regulated rate reductions. We anticipate that reciprocal compensation revenue will continue to decline in the future based on future negotiated and regulated rate reductions and the expiration of agreements currently in effect between ICG and the major incumbent local exchange carriers.

Operating costs

        Operating costs consist primarily of payments to other local exchange carriers and long distance carriers for the use of network facilities to support local, special, switched access services, and long distance services as well as internal network operating costs, right of way fees and other operating costs. Internal network operating costs include the cost of engineering and operations personnel dedicated to the operations and maintenance of the network.

        Total operating costs decreased 7%, or $17.7 million, from $250.2 million in 2002 to $232.5 million in 2003. As a percentage of Communications revenue, operating costs increased from 60% in 2002 to 66% in 2003. Operating costs reflected a decrease in personnel expenses, which decreased approximately $6 million, or 15%, primarily due to several reductions in force initiated and completed in 2002 and 2003. In addition, network operations expenses decreased approximately $5 million, or 10%, primarily due to the consolidation and closure of switch sites, which resulted in lower rent, maintenance and utilities expenses. Business taxes decreased approximately $5 million, or 46%, primarily due to lower assessed property valuations and revised estimates calculated in 2003.

Selling, general and administrative expense (SG&A)

        SG&A expenses increased 2% from $89.7 million in 2002 to $91.6 million in 2003. SG&A expenses represented 21% and 26% of Communications revenue in 2002 and 2003, respectively.

        Significant fluctuations in SG&A expenses in 2003, as compared to 2002, were as follows:

Increases:

  •
  Severance expenses increased approximately $7 million, primarily because severance expenses incurred in connection with the 2003 reductions in force were included in SG&A. In 2002, severance expenses associated with the 2002 reduction in force were included in reorganization expenses in the accompanying statements of operations.

  •
  Professional fees increased approximately $2 million due primarily to agency recruiting fees incurred to recruit marketing and sales professionals, accounting and legal fees incurred to comply with the provisions of the Sarbanes-Oxley Act of 2002, and legal fees incurred to assist the Company with contract negotiations.

Decreases:

  •
  Personnel expenses, excluding severance and bonus expenses, decreased approximately $2 million, or 4%, primarily due to several reductions in force initiated and completed in 2002 and 2003. The reductions in force were offset by an increase in sales headcount in 2003.

  •
  Business taxes decreased approximately $2 million primarily due to lower assessed property valuations and revised estimates calculated in 2003.

  •
  Commission expense decreased approximately $2 million due to commission plan changes affecting how commissions were determined. Although the number of commissioned salespeople increased from 2002 to 2003, under the 2003 commission plan, commissioned salespeople generating the same amount of sales earned less, on average, than under the 2002 plan. In addition, most of the salespeople hired in 2003 were hired toward the end of the year and, as it generally takes several months for a salesperson to generate sales, most new salespeople did not earn significant commissions in 2003.

Provision for doubtful accounts

        The provision for doubtful accounts decreased 65% from $5.3 million in 2002 to $1.9 million in 2003 due to improved collections and customer settlements.

Depreciation and amortization

  2002 Predecessor Period:    Depreciation and amortization expense was $66.1 million in the 2002 Predecessor Period. Pursuant to the adoption of fresh start reporting in October 2002, we wrote down the book value of our property and equipment by $392 million, and the $126 million balance of the accumulated depreciation to zero. The total fresh start reporting value of the long-lived assets was allocated pro rata to the individual asset categories based on recent asset appraisals. The new property and equipment values are being depreciated over the remaining useful lives of the assets.

  2002 Reorganized Period:    Depreciation and amortization expense in the 2002 Reorganized Period was $8.1 million. Depreciation expense of the Reorganized Company was reduced due to the fresh start reporting write-downs. The average remaining useful life of our property and equipment in service at December 31, 2002, was approximately 6 years.

  2003:    Depreciation and amortization expense in 2003 was $45.9 million. The average remaining useful life of our property and equipment in service at December 31, 2003, was approximately 6 years.

Provision for impairment of long-lived assets

  2002 Predecessor Period:    Impairment charges of $0.6 million were recorded in the 2002 Predecessor Period to reduce assets classified as held for sale to their fair value.

  2002 Reorganized Period:    We performed an analysis pursuant to the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as of December 31, 2002, to determine if a provision for impairment of its long-lived assets was required. The analysis compared our estimate of future undiscounted cash flows that will be generated by the existing long-lived assets to their net book value of $231 million. The analysis indicated that no provision for impairment was required.

  2003:    We reviewed our property and equipment balances as of December 31, 2003, for impairment in accordance with the provisions of SFAS No. 144. This review indicated that the carrying value of our property and equipment exceeded estimated future undiscounted cash flows and estimated fair value, indicating that the property and equipment balances were impaired. The fair value of property and equipment balances as of December 31, 2003 was determined to be approximately $112 million, using several valuation techniques, including discounted cash flows, asset appraisals obtained in the fourth quarter of 2003 and current market capitalization. In order to reduce property and equipment balances to the estimated fair value of $112 million, we recorded an impairment charge as of December 31, 2003, of approximately $89 million. The estimated fair value of property and equipment was generally allocated to the individual assets on a pro rata basis using the recently obtained asset appraisals. The book value of the impaired assets at December 31, 2003, became the new cost basis of these assets. Subsequent depreciation of the new cost basis will be calculated based on the remaining estimated useful life of the assets.

Interest expense

  2002 Predecessor Period:    We incurred $17.1 million in interest expense in the 2002 Predecessor Period, primarily on the senior notes, other debt and capital leases.

  2002 Reorganized Period:    We incurred $5.5 million in interest expense after the bankruptcy reorganization. Interest expense was incurred primarily on the secured notes, the senior subordinated term loan, other debt and capital leases.

  2003:    We incurred $21.7 million in interest expense in 2003, primarily related to the secured notes and the senior subordinated term loan, which were paid in full in October 2003, other debt and capital leases.

Reorganization income (expense), net

        We recorded net reorganization income of approximately $4.4 billion in the 2002 Predecessor Period. Reorganization items consisted of income and expenses associated with the bankruptcy proceedings that were not directly attributable to our ongoing operations, including approximately $4.5 billion of gain on debt discharge and equity restructuring, $142 million for fresh start reporting adjustments, $118 million related to the final settlement of pre-petition bankruptcy claims, contract termination expenses of $22 million and legal and professional fees of $11 million.

YEAR 2002 COMPARED TO YEAR 2001

Revenue

	Year Ended December 31,
	2001		2002
	$	% of Revenue	$	% of Revenue
	(dollar amounts in thousands)
Dial-Up	177,917	36	184,575	44
Point-to-Point Broadband	146,808	29	103,890	25
Corporate Services	111,537	22	70,402	17
Reciprocal Compensation	63,734	13	61,237	14

Total Revenue	499,996	100	420,104	100

        Total revenue decreased $80 million, or 16%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001. The decrease was due primarily to a $43 million decrease in point-to-point broadband revenue, a $41 million decrease in corporate services revenue and a $2.5 million decrease in reciprocal compensation revenue, offset by a $7 million increase in dial-up revenue.

Dial-Up

        Dial-up revenue increased 4% from $178 million in 2001 to $185 million in 2002. For 2002 as compared to 2001, monthly recurring revenue increased 1% due to a 20% increase in the average number of billed lines offset by a 16% decrease in the average monthly revenue per line. The average monthly revenue per line decreased due primarily to contract renegotiations with major customers and a change in product mix. Dial-up revenue's contribution to total revenue rose from 36% in 2001 to 44% in 2002.

Point-to-Point Broadband

        Point-to-point broadband revenue decreased 29% from $147 million in 2001 to $104 million in 2002. Private line, switched access and Signaling System 7 revenue represented 90%, 6% and 4%, respectively, of total point-to-point broadband revenue in 2002. The decrease in point-to-point broadband revenue was comprised of decreases in private line, switched access and Signaling System 7 revenues of 28%, 54% and 55%, respectively. Private line revenue decreased primarily due to churn related to long-distance carrier customers reducing network capacity. Switched access and Signaling System 7 revenues decreased primarily due to the loss of customers. Point-to-point broadband revenue's contribution to total revenue declined from 29% in 2001 to 25% in 2002.

Corporate Services

        Corporate services revenue decreased 37% from $112 million in 2001 to $70 million in 2002. Recurring voice revenue decreased $32 million, or 43%, due primarily to a 40% decrease in the average number of billed lines, which was primarily due to customer churn, and a 4% decrease in the average monthly revenue per line. Corporate services revenue was also impacted by a $5 million, or 95%, decrease in long-distance revenue as a result of our transition out of the long-distance business in the fourth quarter of 2001. Corporate services revenue's contribution to total revenue declined from 22% in 2001 to 17% in 2002.

Reciprocal compensation

        Reciprocal compensation revenue decreased 4% from $64 million in 2001 to $61 million in 2002. Reciprocal compensation's contribution to total revenue increased from 13% in 2001 to 14% in 2002. Reciprocal compensation revenue includes $4 million and $13 million from customer settlements in 2001 and 2002, respectively. Excluding these settlements, reciprocal compensation revenue would have decreased 19% during 2002 primarily due to contractual and regulated rate reductions. We anticipate that reciprocal compensation revenue will continue to decline in the future based on future negotiated and regulated rate reductions and the expiration of agreements currently us and the major incumbent local exchange carriers.

Operating costs

        Total operating costs decreased 29% from $352 million in 2001 to $250 million in 2002. As a percentage of revenue, operating costs also decreased from 70% in 2001 to 60% in 2002. Operating costs consist primarily of payments to other local exchange carriers and long distance carriers for the use of network facilities to support local, special, switched access services and long distance services as well as internal network operating costs, right-of-way fees and other operating costs. Internal network operating costs include the cost of engineering and operations personnel dedicated to the operations and maintenance of the network. In 2002, we continued to reduce excess network capacity and reconfigure our network for better performance. In addition, we reduced the number of our employees in 2002 by 16%.

Selling, general and administrative expenses

        SG&A expenses decreased 5% from $94 million in 2001 to $90 million in 2002. SG&A expenses represented 19% and 21% of revenue in 2001 and 2002, respectively. SG&A expenses decreased primarily due to fewer employees, lower facilities costs achieved in connection with our consolidation of locations during the bankruptcy reorganization, and reduced real estate and personal property taxes achieved as a result of write-downs in the value of our property and equipment.

Provision for doubtful accounts

        The provision for doubtful accounts decreased 63% from $14 million in 2001 to $5 million in 2002 due to improved collections and customer settlements.

Depreciation and amortization

  Predecessor Company:    Depreciation and amortization expense was $68 million and $66 million for 2001 and the 2002 Predecessor Period, respectively. Pursuant to the adoption of fresh start reporting in October 2002, we wrote down the book value of our property and equipment by $392 million, and the $126 million balance of the accumulated depreciation to zero. The total fresh start reporting value of the long-lived assets was allocated pro rata to the individual asset categories based on recent asset appraisals. The new property and equipment values are being depreciated over the remaining useful lives of the assets.

  Reorganized Company:    Depreciation and amortization expense for the 2002 Reorganized Period was $8 million. This amount is lower than during 2001 and the 2002 Predecessor Period because of the significant write-downs from fresh start reporting. The average remaining useful life of our property and equipment in service at December 31, 2002, was approximately 6 years.

Provision for impairment of long-lived assets

  Predecessor Company:    Impairment charges of $28 million and $0.6 million were recorded in 2001 and the 2002 Predecessor Period, respectively, to reduce assets classified as held for sale to their fair value.

  Reorganized Company:    We performed an analysis pursuant to the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as of December 31, 2002, to determine if a provision for impairment of its long-lived assets was required. The analysis compared our estimate of future undiscounted cash flows that will be generated by the existing long-lived assets to their net book value of $231 million. The analysis indicated that no provision for impairment was required.

Other, net operating costs and expenses

        Other, net operating costs and expenses decreased from $12 million in 2001 to $0.7 million in the 2002 Predecessor Period. Other, net operating costs and expenses in 2001 consisted primarily of the loss on disposal of long-lived assets.

Interest expense

  Predecessor Company:    Interest expense was $32 million and $17 million for 2001 and the 2002 Predecessor Period, respectively. Interest expense for 2001 includes $12 million relating to the Predecessor Company's debtor-in-possession revolving credit agreement, or the DIP Financing, with Chase Manhattan Bank, which originated on December 4, 2000. On November 7, 2001, the Predecessor Company terminated the DIP Financing without ever having drawn any amounts under this agreement.

  Contractual interest that was not recorded due to the bankruptcy proceedings totaled $249 million and $198 million in 2001 and the 2002 Predecessor Period, respectively.

  Reorganized Company:    We incurred $6 million in interest expense after the bankruptcy reorganization. Interest expense was incurred primarily on the secured notes, the senior subordinated term loan, other debt and capital leases.

Interest income

  Predecessor Company:    Interest income of $7 million and $2 million in 2001 and the 2002 Predecessor Period, respectively, was considered earned as a result of the bankruptcy filing, and was therefore classified as a reorganization item in accordance with the requirements of SOP 90-7. The decrease in total interest income is attributable to the decrease in cash, cash equivalents and short-term investments resulting from the use of the Predecessor Company's cash balances in connection with its reorganization through the bankruptcy proceedings, and from generally lower interest rates and yields on its invested cash.

  Reorganized Company:    Interest income of $0.2 million earned after the bankruptcy reorganization is included in Interest Income in the consolidated statement of operations.

Reorganization income (expense), net

        We recorded net reorganization expense of $13 million and net reorganization income of approximately $4.4 billion for 2001 and the 2002 Predecessor Period, respectively. Reorganization items consist of income and expenses associated with the bankruptcy proceedings that are not directly attributable to our ongoing operations.

        In the 2002 Predecessor Period, reorganization items consisted primarily of approximately $4.5 billion of gain on debt discharge and equity restructuring, $142 million for fresh start reporting adjustments, $118 million related to the final settlement of pre-petition bankruptcy claims, contract termination expenses of $22 million and legal and professional fees of $11 million.

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

Historical Cash Flow Information

Net Cash Provided (Used) By Operating Activities

Reorganized Company—2003

        The Reorganized Company's operating activities provided positive cash flow totaling $70.5 million. Operating activities before reorganization items provided positive cash flow of $83.4 million, which was offset by a decrease in restructuring accruals of $12.9 million. The cash provided by operating activities before reorganization items consisted of depreciation and amortization of $45.9 million and other non-cash charges of $105.3 million. These were offset by a net loss of $60.0 million and cash used by working capital of $7.8 million. Other non-cash charges of $105.3 million consisted primarily of the $89.5 million provision for impairment of long-term assets recorded in the fourth quarter of 2003, as discussed under "Critical Accounting Policies and Significant Estimates". Cash used by working capital consisted primarily of decreases in accounts payable, accrued and other liabilities of $6.8 million and deferred revenue of $5.3 million, offset by an increase in receivables of $4.3 million.

Reorganized Company—2002 Reorganized Period

        The Reorganized Company's operating activities during the 2002 Reorganized Period provided positive cash flow totaling $3.9 million. Operating activities before reorganization items provided positive cash flow of $7.6 million, which was offset by a decrease in restructuring accruals of $3.7 million. The $7.6 million of cash provided by operating activities before reorganization items consisted of depreciation and amortization of $8.1 million and other non-cash charges of $2.9 million, offset by a net loss of $1.5 million and cash used by working capital of $1.9 million.

Predecessor Company—2001 and 2002 Predecessor Period

        Our operating activities before reorganization items provided positive cash flow totaling $74.3 million and $28.6 million in 2001 and from January 1, 2002 to October 11, 2002, which we sometimes refer to as the 2002 Predecessor Period, respectively.

        The 2002 Predecessor Period operating activities before reorganization items consisted of a net loss before reorganization items of $20.6 million and cash used by working capital of $24.6 million, offset by non-cash charges of $73.8 million. In 2001, operating activities before reorganization items consisted of a net loss before reorganization items of $99.2 million, offset by non-cash charges of $136.5 million and cash provided by working capital of $37.0 million.

        Reorganization items used $86.3 million and $31.5 million of cash in 2001 and the 2002 Predecessor Period, respectively. Reorganization items represented primarily reorganization income (expense), net, adjusted for non-cash items recognized during the bankruptcy process. These non-cash items were comprised primarily of fresh start reporting adjustments in the 2002 Predecessor Period, changes in liabilities subject to compromise and restructuring accruals, and gains related to contract settlements.

Net Cash Used By Investing Activities

Reorganized Company—2003

        Investing activities in 2003 provided $15.1 million of cash, primarily comprised of a decrease in restricted cash of $44.3 million. As discussed further under "Liquidity and Capital Resources", in October 2003 we paid in full the outstanding balances of our secured notes and senior subordinated term loan. Upon repayment in full of such indebtedness, $42.1 million of cash held in a cash collateral account for the benefit of the lenders was released to us. In addition, we received $2.4 million of proceeds from the disposition of property, equipment and other assets. These increases were offset primarily by purchases of property and equipment of $32.4 million.

Reorganized Company—2002 Reorganized Period

        Investing activities in the 2002 Reorganized Period used $7.6 million of cash, primarily comprised of purchases of property and equipment of $10.4 million; offset by proceeds from decreases in long-term deposits and restricted cash totaling $2.4 million and proceeds from disposition of property, equipment and other assets of $0.6 million.

Predecessor Company—2001 and 2002 Predecessor Period

        Investing activities used $17.5 million and $77.8 million in 2001 and the 2002 Predecessor Period, respectively. Net cash used by investing activities was primarily comprised of purchases of property and equipment, proceeds from dispositions of property, equipment and other assets, purchases and sales of short-term investments, and fluctuations in restricted cash and long-term deposit balances.

        Net cash used by investing activities included cash expended for the acquisition of property, equipment and other assets of $44.3 million and $36.9 million in 2001 and the 2002 Predecessor Period, respectively, which was net of the change in prepaid expenses, accounts payable and accrued liabilities related to the acquisition of property and equipment. Additionally, in accordance with the terms of the Predecessor Company's secured notes, on October 10, 2002, we transferred $44.6 million to a cash collateral account, which was classified as restricted cash in our balance sheet as of December 31, 2002. Our capital expenditures (including assets acquired under capital leases) were $92.0 million and $40.8 million in 2001 and the 2002 Predecessor Period, respectively, which included assets acquired under capital leases of $50.5 million 2001.

Net Cash Provided (Used) By Financing Activities

Reorganized Company—2003

        Financing activities used $98.2 million of cash in 2003, which was comprised of principal payments on long-term debt and capital leases of $93.2 million and $5.1 million, respectively. As discussed further under "Liquidity and Capital Resources", in October 2003 we utilized approximately $81.2 million of the proceeds from the Qwest transaction to pay in full the outstanding balances of our secured notes and senior subordinated term loan.

Reorganized Company—2002 Reorganized Period

        Financing activities used $0.7 million in the 2002 Reorganized Period, consisting primarily of principal payments on long-term debt and capital leases.

Predecessor Company—2001 and 2002 Predecessor Period

        Financing activities used $20.9 million and $10.9 million in 2001 and the 2002 Predecessor Period, respectively. Financing activities for the 2002 Predecessor Period include the receipt of new financing consisting of a $25.0 million senior subordinated term loan, which we used to pay down the outstanding principal balance of our secured notes to approximately $59 million. We also made payments of $2.2 million for debt issuance costs that were capitalized and amortized over the debt term, and $8.7 million for capital leases.

        Due to our then ongoing bankruptcy proceedings, our financing activities in 2001 were minimal. All pre-petition contractual debt and capital lease payments were suspended pursuant to our bankruptcy proceedings and became subject to revised payment terms on a specific, case-by-case basis. We ceased the accretion of discounts and the accrual of interest on all unsecured debt subject to compromise as of our petition date. We continued to accrue and make interest payments on all fully secured long-term debt and capital lease obligations. During 2001, we made principal payments on capital leases of $17.5 million. In addition, we made $1.3 million in preferred stock dividend payments in 2001 as part of a settlement approved by the Bankruptcy Court.

Supplemental Disclosure of Non-cash Investing and Financing Activities

        Our property and equipment and asset retirement obligations each increased by $2.9 million on January 1, 2003, as a result of our adoption of the provisions of SFAS 143 effective on that date. In addition, in 2003 we renegotiated the contractual terms of certain capital lease obligations, as discussed further under "Liquidity and Capital Resources—Capital Commitments—Contractual Cash Commitments" herein, which resulted in a $14.6 million decrease in property and equipment and a corresponding decrease in capital lease obligations.

UNAUDITED SELECTED QUARTERLY FINANCIAL INFORMATION

        The following table presents selected unaudited operating results of the Predecessor Company for the quarterly periods during the three quarters in the nine months ended September 30, 2002 and the period October 1, 2002 to October 11, 2002, and selected unaudited operating results of the Reorganized Company for the period October 12, 2002 to December 31, 2002 and for the quarterly periods during the year ended December 31, 2003. Results of operations for any particular quarter or period are not necessarily indicative of results of operations for a full year or predictive of future periods. The table also presents selected statistical data as of the end of each fiscal quarter during the years ended December 31, 2002 and 2003. The following information should be read in conjunction with our consolidated financial statements, including the related notes thereto, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Selected Consolidated Financial Data," all appearing elsewhere in this report.

        Due to the adoption of fresh start reporting as of October 11, 2002, the Reorganized Company's post-fresh start reporting balance sheets, statements of operations and statements of cash flows have not been prepared on a consistent basis with, and are therefore generally not comparable to, those of the Predecessor Company prior to the application of fresh start reporting. In accordance with SOP

90-7, the Reorganized Company's balance sheets, statements of operations and statements of cash flows have been presented separately from those of the Predecessor Company.

	Predecessor Company				Reorganized Company
	2002					2003
	Quarter Ended					Quarter Ended
				Oct. 1 - Oct. 11	Oct. 12 - Dec. 31
	Mar. 31	June 30	Sept. 30			Mar. 31	June 30	Sept. 30		Dec. 31
	(in thousands of dollars, except per share amounts and statistical data)
Statement of Operations Data:
Revenue(1)	$112,171	$102,780	$105,914	$12,302	$86,937	$100,227	97,585	163,548		64,133
Operating income (loss)	(2,429)	(7,938)	5,831	1,489	3,741	8,298	2,056	66,312	(6)	(115,278	)(7)
Income (loss) from continuing operations	(31,284)	(18,035)	(5,016)	4,421,669	(1,476)	2,295	(2,520)	61,024	(6)	(120,792	)(7)
Net income (loss)	(31,284)	(18,035)	(5,016)	4,421,669	(1,476)	2,295	(2,520)	61,024	(6)	(120,792	)(7)
Net income (loss) per share:
Basic	(0.58)	(0.33)	(0.09)	80.04	(0.18)	0.29	(0.32)	7.63		(15.10)
Diluted	(0.58)	(0.33)	(0.09)	80.04	(0.18)	0.27	(0.32)	7.18		(15.10)
Statistical Data:
Full time employees	1,342	1,138	1,147	n/a	1,146	1,150	890	953		891
Telecom services:
Access lines in service, in thousands(2)	807	834	870	n/a	903	937	862	736		283
Buildings connected:
On-net	911	912	909	n/a	909	908	904	905		913
Hybrid(3)	5,189	4,748	4,413	n/a	4,262	4,121	4,266	4,338		4,345

Total buildings connected	6,100	5,660	5,322	n/a	5,171	5,029	5,170	5,243		5,258
Operational switches:
Circuit	47	46	46	n/a	47	46	46	46		42
ATM	25	26	26	n/a	24	23	23	23		23

Total operational switches	72	72	72	n/a	71	69	69	69		65
Operational regional fiber route miles(4)	6,245	6,245	6,407	n/a	6,432	6,434	5,532	5,532		5,508
Operational regional fiber strand miles(5)	165,847	165,927	166,228	n/a	172,574	180,494	174,844	174,844		174,844
Collocations with incumbent local exchange carriers	160	158	158	n/a	162	145	145	148		148

(1)
The application of fresh start reporting effective October 11, 2002, had no effect on revenue, except with respect to the write-down of certain deferred revenue, which reduced revenue by approximately $1 million per quarter after October 11, 2002.

(2)
Access lines in service include only provisioned lines generating revenue.

(3)
Hybrid buildings connected represent buildings connected to our network via another carrier's facilities.

(4)
Regional fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of December 31, 2003, we had 5,508 regional fiber route miles, 3,448 of which were leased.

(5)
Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of December 31, 2003, we had 174,844 regional fiber strand miles, 29,920 of which were leased.

(6)
We recorded $75.8 million of early termination revenue in the third quarter of 2003.

(7)
We recorded a provision for impairment of long-lived assets of $89.4 million in the fourth quarter of 2003.

Effects of Inflation

        Historically, inflation has not had a material effect on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2003, we were not subject to market risks arising from changes in interest rates. We do not use derivative financial instruments to manage our interest rate risk. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. In addition, we do not, in the normal course of business, use derivative financial instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and financial statement schedules required under this Item begin on page F-1 of this Annual Report. The selected quarterly financial data required under this Item is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations. "

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after January 1, 2004.

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after January 1, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after January 1, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after January 1, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after January 1, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORT ON FORM 8-K

(A)
(1)
FINANCIAL STATEMENTS

    The consolidated financial statements required under this Item are listed on page F-1 of this Annual Report.

  (2)
  FINANCIAL STATEMENT SCHEDULE

    The financial statement schedules required under this Item are listed on page F-1 of this Annual Report.

  (3)
  LIST OF EXHIBITS

2.1	Joint Plan of Reorganization of the Registrant and Its Affiliated Debtors and Debtors in Possession (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed December 20, 2001)
2.2
Disclosure Statement with Respect to Joint Plan of Reorganization of the Registrant and Its Affiliated Debtors and Debtors in Possession (Incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed December 20, 2001)
2.3
Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Joint Plan of Reorganization of the Registrant and Its Affiliated Debtors and Debtors in Possession dated May 21, 2002 (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed June 4, 2002)
2.4
Second Amended Joint Plan of Reorganization of the Registrant and Its Affiliated Debtors and Debtors in Possession dated April 3, 2002 (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed June 4, 2002)
2.5
Disclosure Statement with Respect to Second Amended Joint Plan of Reorganization of the Registrant and Its Affiliated Debtors and Debtors in Possession dated April 3, 2002 (Incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed June 4, 2002)
2.6
Modification to the Second Amended Joint Plan of Reorganization of the Registrant and Its Affiliated Debtors and Debtors in Possession dated July 26, 2002 (Incorporated by reference to Exhibit 2.7 to the Registrant's Current Report on Form 8-K filed August 9, 2002)
2.7
Supplemental Disclosure With Respect to Second Amended Joint Plan of Reorganization of the Registrant Regarding Modification of the Registrant and Its Affiliated Debtors and Debtors in Possession dated July 26, 2002 (Incorporated by reference to Exhibit 2.8 to the Registrant's Current Report on Form 8-K filed August 9, 2002)
2.8
Supplemental Disclosure with Respect to Second Amended Joint Plan of Reorganization of the Registrant and Its Affiliated Debtors and Debtors in Possession dated August 23, 2002 (Incorporated by reference to Exhibit 2.8 to the Registrant's Current Report on Form 8-K filed October 17, 2002)

2.9
Findings of Fact, Conclusions of Law, and Order Confirming Second Amended Joint Plan of Reorganization of the Registrant and Its Affiliated Debtors and Debtors in Possession, as Modified, dated October 9, 2002 (Incorporated by reference to Exhibit 2.9 to the Registrant's Current Report on Form 8-K filed October 9, 2002)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed October 17, 2002)
3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed October 17, 2002)
4.1	Form of Common Stock Certificate of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A filed January 2, 2003)
4.2	Form of Warrant Certificate of the Registrant (Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-A filed January 2, 2003)
4.3
Warrant Agreement dated as of October 10, 2002, between the Registrant and American Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.3 to the Registrant's Form 8-A filed January 2, 2003)
4.4
Amendment No. 1 to Warrant Agreement dated as of December 19, 2002, between the Registrant and American Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.4 to the Registrant's Form 8-A filed January 2, 2003)
4.5	Registration Rights Agreement dated as of October 10, 2002, between the Registrant and the Initial Holders (Incorporated by reference to Exhibit 4.5 to the Registrant's Form 8-A filed January 2, 2003)
*10.1
Employment Agreement, dated as of February 26, 2001, by and between the Registrant and Michael D. Kallet (Incorporated by reference to Exhibit 10.77 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
*10.2
Employment Agreement, dated as of February 26, 2001, by and between the Registrant and John Colgan (Incorporated by reference to Exhibit 10.73 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
*10.3
Employment Agreement, dated as of February 26, 2001, by and between the Registrant and Richard E. Fish (Incorporated by reference to Exhibit 10.74 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
*10.4
Employment Agreement, dated as of February 26, 2001, by and between the Registrant and Bernard L. Zuroff (Incorporated by reference to Exhibit 10.80 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10.5
Fourth Amendment to Lease, dated as of June 28, 2001, between Trinet Realty Investors V, Inc. as landlord and ICG Holdings, Inc. as tenant (Incorporated by reference to Exhibit 10.81 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.6
Agreement Regarding Option and Exercise of Option dated as of June 28, 2001, by Trinet Realty Investors V, Inc. and ICG Corporate Headquarters, L.L.C. (Incorporated by reference to Exhibit 10.82 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10.7
Amended and Restated Employment Agreement, dated June 21, 2001, by and between the Registrant, ICG Holdings, Inc., ICG Services, Inc., ICG Equipment, Inc., and ICG Telecom, Inc., and Randall Curran (Incorporated by reference to Exhibit 10.84 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001)
10.8
Senior Financing Agreement by and among the Registrant and its affiliated debtor subsidiaries identified therein, Royal Bank of Canada, as Administrative Agent and as collateral agent, and Wachovia Bank, National Association, as documentation agent, dated as of July 25, 2002 (Incorporated by reference to Exhibit 10.85 to the Registrant's Current Report on Form 8-K filed August 9, 2002)
10.9
Note and Warrant Purchase Agreement by and among the Registrant, Madeleine L.L.C. and Morgan Stanley & Co., Incorporated, dated as of July 25, 2002 (Incorporated by reference to Exhibit 10.86 to the Registrant's Current Report on Form 8-K filed August 9, 2002)
10.10
Escrow Agreement by and among the Registrant, Madeleine L.L.C. and Morgan Stanley & Co., Incorporated, dated as of July 25, 2002 (Incorporated by reference to Exhibit 10.87 to the Registrant's Current Report on Form 8-K filed August 9, 2002)
*10.11	Directors' Stock Option Plan dated February 10, 2003 [Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.]
*10.12
Indemnification and Advancement of Expenses Agreement between the Registrant and William Connors, dated March 17, 2003 (Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003)
*10.13
Indemnification and Advancement of Expenses Agreement between the Registrant and Timothy Price, dated March 20, 2003 (Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003)
*10.14
Indemnification and Advancement of Expenses Agreement between the Registrant and Joseph Thornton, dated March 17, 2003 (Incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003)
*10.15
Indemnification and Advancement of Expenses Agreement between the Registrant and John Scarpati, dated March 17, 2003 (Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003)
*10.16
Indemnification and Advancement of Expenses Agreement between the Registrant and Randall Curran, dated March 17, 2003 (Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003)

10.17
Letter Agreement between the Registrant and Royal Bank of Canada, and Consent by Subsidiary Guarantors (Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003)
10.18
Settlement Agreement between ICG Telecom Group, Inc. and Qwest Services Corporation and its wholly owed subsidiaries Qwest Communications Corporation and Qwest Corporation, dated September 30, 2003 (Incorporated by reference to Exhibit 99.1 on Form 8-K filed October 1, 2003)
10.19	ICG Communications, Inc. Year 2003 Stock Option Plan effective as of February 28, 2003.
10.20	Asset Purchase Agreement by and among Level 3 Communications, LLC, ICG Telecom Group, Inc., and ICG Communications, Inc., dated as of April 1, 2004.
10.21	Transition Services Agreement by and among Level 3 Communications, LLC and ICG Telecom Group, Inc., dated as of April 1, 2004.
10.22	Non-Disclosure, Non-Competition, and Non-Solicitation Agreement by and between Level 3 Communications, LLC, ICG Communications, Inc. and ICG Telecom Group, Inc., dated as of April 1, 2004.
21.1	Subsidiaries of the Registrant
23.1	Independent Auditors' Consent
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications

*
Identifies each management contract or compensatory plan or arrangement.

(B)
REPORTS ON FORM 8-K

  The registrant filed the following reports on Form 8-K during the three months ended December 31, 2003:

  Current Report on Form 8-K filed effective October 1, 2003, announcing that ICG and Qwest Services Corporation ("Qwest") executed an agreement whereby Qwest agreed to pay ICG approximately $107 million in cash for data services provided to Qwest under four separate agreements after June 30, 2003, and to permit early termination of those agreements.

(C)
EXHIBITS

  The exhibits required by this item are listed under Item 15(A)(3).

(D)
FINANCIAL STATEMENT SCHEDULE

  The financial statement schedules required under this Item are listed on page F-1 of this Annual Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2004.

ICG COMMUNICATIONS, INC.
Date:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY R. PEARL Jeffrey R. Pearl	Interim Chief Executive Officer	April 1, 2004
/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 1, 2004
/s/ JOHN V. COLGAN John V. Colgan	Senior Vice President, Finance and Controller (Principal Accounting Officer)	April 1, 2004
/s/ WILLIAM J. CONNORS William J. Connors	Director	April 1, 2004
/s/ TIMOTHY PRICE Timothy Price	Director	April 1, 2004
/s/ JOHN A. SCARPATI John A. Scarpati	Director	April 1, 2004
/s/ JOSEPH R. THORNTON Joseph R. Thornton	Director	April 1, 2004

FINANCIAL STATEMENTS

Independent Auditors' Report

The Board of Directors and Stockholders

ICG Communications, Inc.

        We have audited the accompanying balance sheets of ICG Communications, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2001, the period January 1, 2002 to October 11, 2002 (Predecessor Company), the period October 12, 2002 to December 31, 2002 (Reorganized Company), and the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICG Communications, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2001, the period January 1, 2002 to October 11, 2002, the period October 12, 2002 to December 31, 2002, and the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1, 2 and 13 to the consolidated financial statements, on October 10, 2002, the Company emerged from bankruptcy. The financial statements of the Reorganized Company reflect assets at reorganization value and liabilities at fair value under fresh-start reporting as of October 11, 2002. As a result, the financial statements of the Reorganized Company are presented on a different basis than those prior to the reorganization and, therefore, are not comparable in all respects.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Notes 13 and 4 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145 effective October 11, 2002, and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", effective January 1, 2003.

KPMG LLP

Denver, Colorado

April 1, 2004

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Reorganized Company)

	December 31,
	2002	2003
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$50,729	$38,079
Restricted cash, current (notes 2 and 5)	16,645	1,905
Trade receivables, net of allowance of $9.0 million and $7.0 million at December 31, 2002 and 2003, respectively	26,667	20,536
Other receivables, net of allowance of $4.4 million at December 31, 2002	1,946	2,805
Prepaid expenses	5,656	7,339

Total current assets	101,643	70,664
Property and equipment, net (note 4)	231,238	112,152
Restricted cash, non-current (notes 2 and 5)	34,393	4,848
Deposits	7,076	5,214
Deferred financing costs, net of accumulated amortization of $0.3 million at December 31, 2002	3,096	—
Other assets	12	—

Total Assets	$377,458	$192,878

	December 31,
	2002	2003
	(in thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,921	$6,586
Accrued liabilities	38,905	34,268
Restructuring accruals (note 8)	16,734	3,634
Secured Notes and other long-term debt, current portion (note 5)	12,973	10,702
Capital lease obligations, current portion (note 6)	5,642	700
Deferred revenue	12,977	13,445

Total current liabilities	96,152	69,335
Long-term liabilities:
Secured Notes (note 5)	55,359	—
Capital lease obligations (note 6)	90,943	79,678
Senior Subordinated Term Loan, net of $4.9 million debt discount at December 31, 2002 (note 5)	20,056	—
Other debt (note 5)	16,660	7,162
Deferred revenue	16,525	10,768
Other long-term liabilities	650	4,815

Total liabilities	296,345	171,758

Commitments and contingencies (note 8)
Stockholders' equity (note 9):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,000,000 shares deemed issued and outstanding for financial reporting purposes	80	80
Additional paid-in capital	82,509	82,509
Accumulated deficit	(1,476)	(61,469)

Total stockholders' equity	81,113	21,120

Total liabilities and stockholders' equity	$377,458	$192,878

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Predecessor Company		Reorganized Company
	Year Ended December 31,	Jan. 1 - Oct. 11	Oct. 12 - Dec. 31	Year Ended December 31,
	2001	2002		2003
	(in thousands, except per share data)
Revenue (notes 2 and 11)	$499,996	$333,167	$86,937	$425,493

Operating costs and expenses:
Operating costs, excluding depreciation and amortization	351,973	195,351	54,873	232,494
Selling, general and administrative expenses	94,155	70,730	18,944	91,619
Provision for doubtful accounts	14,236	4,016	1,278	1,850
Depreciation and amortization	67,768	66,127	8,110	45,925
Provision for impairment of long-lived assets (note 4)	27,943	673	—	89,477
Other, net	11,949	(683)	(9)	2,740

Total operating costs and expenses	568,024	336,214	83,196	464,105

Operating income (loss)	(68,028)	(3,047)	3,741	(38,612)

Other income (expense):
Interest expense (note 13)	(32,214)	(17,077)	(5,514)	(21,677)
Interest income (note 13)	—	—	232	714
Other income (expense), net	1,028	(509)	65	(418)
Reorganization income (expense), net (note 13)	(13,451)	4,387,967	—	—

Total other income (expense), net	(44,637)	4,370,381	(5,217)	(21,381)

Net income (loss)	$(112,665)	$4,367,334	$(1,476)	$(59,993)

Net income (loss) per share (note 2):
Basic	$(2.14)	$79.94	$(0.18)	$(7.50)

Diluted	$(2.14)	$79.94	$(0.18)	$(7.50)

Weighted average number of shares deemed outstanding for financial reporting purposes (note 2):
Basic	52,748	54,633	8,000	8,000

Diluted	52,748	54,633	8,000	8,000

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

	Predecessor Company Common Stock		Reorganized Company Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
	(in thousands)
Balances at December 31, 2000 (Predecessor Company)	52,045	$520	—	$—	$882,142	$(4,254,669)	$(3,372,007)
Shares issued upon conversion of mandatorily redeemable preferred securities of subsidiary	1,662	17	—	—	39,898	—	39,915
Net loss	—	—	—	—	—	(112,665)	(112,665)

Balances at December 31, 2001 (Predecessor Company)	53,707	537	—	—	922,040	(4,367,334)	(3,444,757)
Shares issued upon conversion of mandatorily redeemable preferred securities of subsidiary	1,538	15	—	—	36,940	—	36,955
Net income	—	—	—	—	—	4,367,334	4,367,334
Effect of reorganization and Fresh Start reporting	(55,245)	(552)	8,000	80	(876,471)	—	(876,943)

Balances at October 11, 2002 (Reorganized Company)	—	—	8,000	80	82,509	—	82,589
Net loss	—	—	—	—	—	(1,476)	(1,476)

Balances at December 31, 2002 (Reorganized Company)	—	—	8,000	80	82,509	(1,476)	81,113

Net loss	—	—	—	—	—	(59,993)	(59,993)

Balances at December 31, 2003 (Reorganized Company)	—	$—	8,000	$80	$82,509	$(61,469)	$21,120

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Predecessor Company		Reorganized Company
	Year Ended December 31,	Jan. 1 - Oct. 11	Oct. 12 - Dec. 31	Year Ended December 31,
	2001	2002		2003
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(112,665)	$4,367,334	$(1,476)	$(59,993)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Reorganization expense (income), net	13,451	(4,387,967)	—	—
Depreciation and amortization	67,768	66,127	8,110	45,925
Provision for impairment of long-lived assets	27,943	673	—	89,477
Net loss (gain) on disposal of long-lived assets and investments	9,537	(683)	(9)	2,254
Provision for doubtful accounts	14,236	4,016	1,278	1,850
Loss on early extinguishment of debt	—	—	—	6,195
Interest costs capitalized and included in assets under construction	(1,213)	(342)	(101)	(113)
Interest expense deferred and included in capital lease obligations	6,810	3,394	1,112	3,419
Amortization of deferred financing costs included in interest expense	10,006	537	270	811
Amortization of deferred debt discount included in interest expense	—	—	345	1,032
Other	1,419	88	—	379
Changes in operating assets and liabilities:
Receivables	31,052	10,044	(487)	4,302
Prepaid expenses	1,224	(1,566)	649	(25)
Accounts payable, accrued and other liabilities	10,526	(30,511)	(752)	(6,837)
Deferred revenue	(5,773)	(2,535)	(1,345)	(5,289)

Net cash provided by operating activities before reorganization items	74,321	28,609	7,594	83,387

Reorganization items:
Reorganization income (expense), net	(13,451)	4,387,967	—	—
Fresh Start reporting adjustments	—	(4,428,797)	—	—
Gain on negotiated settlements	(39,179)	(3,629)	—	—
Change in restructuring accruals	(6,552)	1,798	(3,678)	(12,853)
Change in liabilities subject to compromise	(36,040)	11,203	—	—
Provision for impairment of assets held for sale	10,300	—	—	—
Other	(1,380)	—	—	—

Net cash used by reorganization items	(86,302)	(31,458)	(3,678)	(12,853)

Net cash provided (used) by operating activities	$(11,981)	$(2,849)	$3,916	$70,534

	Predecessor Company		Reorganized Company
	Year Ended December 31,	Jan. 1 - Oct. 11	Oct. 12 - Dec. 31	Year Ended December 31,
	2001	2002		2003
	(in thousands)
Cash flows from investing activities:
Acquisition of property, equipment and other assets	$(41,463)	$(40,792)	$(10,370)	$(32,401)
Change in prepaid expenses, accounts payable and accrued liabilities for purchase of long-term assets	(2,808)	3,868	(162)	(311)
Proceeds from disposition of long-lived assets and investments	24,773	3,487	585	2,626
Decrease in long-term deposits	—	236	1,770	861
Decrease (increase) in restricted cash	1,979	(44,587)	599	44,285

Net cash provided (used) by investing activities	(17,519)	(77,788)	(7,578)	15,060

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	25,000	—	—
Deferred long-term debt issuance costs	(2,086)	(2,190)	(100)	—
Principal payments on capital lease obligations	(17,495)	(8,660)	(120)	(5,064)
Principal payments on long-term debt	—	(25,189)	(463)	(93,180)
Payment and settlement of preferred dividends	(1,312)	163	—	—

Net cash used by financing activities	(20,893)	(10,876)	(683)	(98,244)

Net decrease in cash and cash equivalents	(50,393)	(91,513)	(4,345)	(12,650)
Cash and cash equivalents, beginning of year	196,980	146,587	55,074	50,729

Cash and cash equivalents, end of year	$146,587	$55,074	$50,729	$38,079

	Predecessor Company		Reorganized Company
	Year Ended December 31,	Jan. 1 - Oct. 11	Oct. 12 - Dec. 31	Year Ended December 31,
	2001	2002		2003
	(in thousands)
Supplemental disclosure of cash flows information:
Cash paid for interest	$22,107	$14,141	$2,108	$16,462
Cash paid for income taxes	—	—	—	—
Supplemental disclosure of non-cash investing and financing activities:
Increase in property and equipment and asset retirement obligations, resulting from the Company's adoption of the provisions of SFAS 143 on January 1, 2003 (note 4)	—	—	—	2,918
Reduction in property and equipment and capital lease obligations, resulting from the renegotiation of contractual terms (note 6)	—	—	—	14,487
Predecessor Company common stock issued in connection with conversion of mandatorily redeemable preferred securities	39,915	—	—	—
Predecessor Company common stock cancelled in connection with consummation of Plan	—	552	—	—
Predecessor Company preferred stock cancelled in connection with consummation of Plan	—	1,289,788	—	—
Predecessor Company unsecured long-term debt discharged in exchange for Reorganized Company common stock	—	1,968,781	—	—
Predecessor Company capital lease obligations rejected by the Company and discharged in exchange for Reorganized Company common stock	—	130,756	—	—
Predecessor Company secured long-term debt refinanced with new secured notes	—	84,574	—	—
Reorganized Company common stock issued in exchange for settlement of claims and debt discharge	—	80	—	—
Capital expenditures:
Assets acquired under capital leases	50,547	—	—	—

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

  •
  Dial-Up Services, including primary rate interface and remote access services, on a wholesale basis to national and regional Internet service providers.

        On November 14, 2000, (the "Petition Date"), ICG and its operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States District Court for the District of Delaware (the "Bankruptcy Court"). On October 9, 2002, the Bankruptcy Court entered an order confirming the Company's plan of reorganization (the "Plan"). On October 10, 2002 (the "Effective Date"), the Plan became effective and the Company emerged from Chapter 11 bankruptcy protection.

        The Company has suffered recurring operating losses and has a net capital deficiency, primarily due to the elimination of cash flow generated by providing dial-up services to Qwest (as discussed in note 3) and remote access service to various customers (as discussed in note 14). The Company's prospects depend primarily on its ability to raise additional capital and successfully implement operating initiatives, including growing revenue, reducing operating costs and capital expenditures, and renegotiating key vendor contracts. If the Company is not successful in obtaining sufficient financing by the third quarter of 2004, it may not be able to meet its contractual obligations, operating expenses, and capital expenditures, and may not be able to continue as a going concern. The Company's independent auditors have expressed a "going concern" opinion with respect to the 2003 consolidated financial statements.

        Early in the first quarter of 2004 the Company engaged financial and legal advisors to assist it in exploring strategic alternatives, including a possible strategic alliance, business combination or sale of the ICG assets. Such transactions may involve a restructuring of ICG under the United States Bankruptcy Code. The Company continues to explore all alternatives as of the date of this filing.

(2)   Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Between November 14, 2000, and October 10, 2002, ICG operated as a debtor-in-possession under the supervision of the Bankruptcy Court. ICG's financial statements for reporting periods within that timeframe were prepared in accordance with the provisions of Statement of Position 90-7

("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," as further described in note 13. Effective with its emergence from bankruptcy, ICG implemented Fresh Start reporting ("Fresh Start"), as further described in note 13.

        For financial reporting purposes, the close of business on October 11, 2002, represented the date of emergence from bankruptcy. As used in this Annual Report, the following terms refer to the Company and its operations:

"Predecessor Company"	The Company, pre-emergence from bankruptcy
"Reorganized Company"	The Company, post-emergence from bankruptcy
"2002 Predecessor Period"	The Company's operations, January 1, 2002 - October 11, 2002
"2002 Reorganized Period"	The Company's operations, October 12, 2002 - December 31, 2002

        All significant intercompany accounts and transactions have been eliminated in consolidation.

        Certain prior year amounts have been reclassified to conform to the 2003 presentation.

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

Comparability of Financial Information

        Due to the adoption of Fresh Start reporting as of October 11, 2002, as further described in note 13, the Reorganized Company's post-Fresh Start statements of operations and statements of cash flows have not been prepared on a consistent basis with the Predecessor Company's financial statements and are not comparable in certain respects to the financial statements prior to the application of Fresh Start reporting.

Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

        Restricted cash consists of cash balances held by various financial institutions as collateral for debt, letters of credit and surety bonds. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing debt agreement.

Property and equipment

        The Company's property and equipment includes property and equipment in service, under construction or development, and held for sale.

        Pursuant to the adoption of Fresh Start reporting in October 2002, the Company wrote down the value of its property and equipment by $392 million, or 63%, and wrote off the $126 million balance of accumulated depreciation. The total Fresh Start value of the long-lived assets was generally allocated on a pro rata basis to the individual asset categories based on asset appraisals obtained in November 2001 and March 2002.

        Property and equipment is recorded at historical cost, net of reductions for Fresh Start reporting and impairment. Costs associated directly with network construction, service installations and development of business support systems, including employee related costs, and interest expense incurred during the construction period, are capitalized. Depreciation is calculated on a straight-line basis over the assets' estimated useful lives, which are determined based on historical usage with consideration given to technological changes, trends in the industry and other economic factors that could impact the network architecture and asset utilization. Assets held for sale are stated at the estimated proceeds from the sale, less costs to sell.

        Equipment acquired under capital leases is recorded at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease, net of reductions for Fresh Start reporting and impairment. Amortization of equipment held under capital leases is included in depreciation and amortization expense, and is calculated on a straight-line basis over the estimated useful lives of the assets, or the related lease term, whichever is shorter.

        The Company provides for the impairment of long-lived assets pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of its assets may not be recoverable. An impairment loss is recognized when the assets' carrying value exceeds both the assets' estimated undiscounted future cash flows, excluding interest, and the assets' estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the long-lived assets and the amount of the impairment.

Other Assets

        Deferred financing costs are capitalized and amortized to interest expense over the life of the related financing agreement.

Revenue Recognition

        The Company's revenue was generated from the following products and services:

	Year Ended December 31,
	2001		2002		2003
	$	%(2)	$	%(2)	$	%(2)
	(dollar amounts in thousands)
Revenue:
Communications:
Dial-Up	177,917	36	184,575	44	180,182	52
Point-to-Point Broadband(1)	146,808	29	103,890	25	85,993	25
Corporate Services	111,537	22	70,402	17	53,250	15
Reciprocal Compensation	63,734	13	61,237	14	30,289	8

	499,996	100	420,104	100	349,714	100
Early termination	—		—		75,779

	499,996		420,104		425,493

(1)
The application of Fresh Start reporting effective October 11, 2002, had no effect on revenue, except with respect to the reduction of certain deferred revenue, which reduced revenue by approximately $0.8 million per quarter after October 11, 2002.

(2)
Amounts represent percentages of Communications revenue.

        The Company recognizes revenue when the service is provided to the customer. Most revenue is billed in advance on a fixed rate basis. The remainder of revenue is billed in arrears on a transactional basis determined by customer usage. In the fourth quarter of 2003, approximately 29% of Dial-Up revenue, 7% of Point-to-Point Broadband revenue, 19% of Corporate Services revenue and 100% of reciprocal compensation revenue was based on a transactional basis determined by customer usage. Fees billed in connection with customer installations and other up-front charges are deferred and recognized as revenue ratably over the estimated average contract life of two years.

        The Company recognizes revenue at the amount it expects to realize, which includes billing and service adjustments. Valuation allowances for uncollectible accounts receivable are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of this reserve periodically, evaluating general factors such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific valuation allowances based on the amount the Company expects to collect from these customers, as considered necessary. If circumstances relating to specific customers change or economic conditions improve or worsen such that past collection experience and assessment of the economic environment are no longer relevant, the estimate of the recoverability of the Company's trade receivables may change.

        In the past, we entered into indefeasible rights-of-use agreements with other telecommunications services providers to lease them our metropolitan fiber and other infrastructure. We have generally recorded deferred revenue at the inception of the agreement when cash was received and have recognized revenue ratably over the term of the agreement. In connection with the implementation of Fresh Start reporting, however, we reduced to its fair value the balance of deferred revenue, which was related primarily to indefeasible rights-of-use agreements, by approximately $122 million to approximately $23 million. This reduction of deferred revenue resulted in a $0.8 million per quarter reduction of revenue recorded for such agreements after the implementation of Fresh Start, as compared to the amount of revenue recognized for such agreements prior to the implementation of Fresh Start. Revenue from indefeasible rights-of-use agreements, excluding maintenance, in 2001, the 2002 Predecessor Period, the 2002 Reorganized Period and 2003 totaled approximately $9 million, $6.8 million, $1.4 million and $5.4 million, respectively.

Operating Costs and Accrued Liabilities

        The Company leases certain network facilities, primarily circuits, from other local exchange carriers to augment its owned infrastructure for which it is generally billed a fixed monthly fee. The Company also uses the facilities of other carriers for which it is billed on a usage basis.

        The Company recognizes the cost of these facilities or services when it is billed in accordance with contractual requirements. The Company disputes incorrect billings. The most prevalent types of disputes include disputes for circuits that are not disconnected on a timely basis and usage bills with incorrect or inadequate call detail records. Depending on the type and complexity of the issues involved, it may take several quarters to resolve disputes.

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

Bankruptcy Court Preference Claims

        Under the Bankruptcy Code, a debtor's estate can recover so called "preference" payments made by an insolvent debtor to creditors outside the ordinary course of business within 90 days preceding the debtor's bankruptcy petition date. ICG as a debtor has filed numerous preference claims against its creditors. Conversely, ICG has been notified, and in some cases sued, by certain former customers now in bankruptcy, who claim to have made preference payments to ICG. Under the Bankruptcy Code, there are several defenses that can be raised to contest a preference claim. The Company's policy for recognizing these transactions is:

  •
  Preference claims filed by others against ICG: If a customer rejects its contract with ICG in connection with the customer's bankruptcy proceedings, ICG reviews the likelihood that (a) the customer will assert a preference claim in accordance with the Bankruptcy Code and that (b) the customer's preference claim, if asserted, will prevail in bankruptcy court. The Company records a liability and a corresponding charge to other expenses if both are probable and the amount of the contingent liability can be reasonably estimated.

  •
  Preference claims filed by ICG against others: Several preference claims filed by ICG in the Bankruptcy Court remain outstanding at December 31, 2003. The Company will record the income from such claims in other income when realization is assured.

        In addition, all attorneys' fees and other expenses incidental to pursuing and defending preference claims in bankruptcy court are recorded as incurred and included in other expenses.

Net Income (Loss) Per Share

        Net income (loss) per share is determined in accordance with SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted income (but not loss) per share considers potential common stock instruments in the calculation of weighted average common shares outstanding. Potential common stock instruments, which include options and warrants, are not included in the calculation of weighted average common shares outstanding if their effect would be anti-dilutive.

        The Predecessor Company's weighted average common shares outstanding and potential common stock instruments were used in the calculation of the Predecessor Company's net income (loss) per share through October 11, 2002. All such common stock and potential common stock instruments were cancelled in connection with the Company's emergence from bankruptcy.

        In accordance with the Plan, a total of 8,000,000 shares of the Reorganized Company's common stock was established for distribution to the Predecessor Company's unsecured creditors on a pro rata basis, as described in the Plan. Although none of these shares had actually been distributed to stockholders as of December 31, 2002, and 7,839,338 of these shares had been distributed as of December 31, 2003, all 8,000,000 shares have been treated as outstanding beginning on the Effective Date, in the calculation of the Reorganized Company's weighted average common shares outstanding.

        Set forth below is a reconciliation of the basic and diluted earnings (loss) per share for the 2002 Reorganized Period and 2003:

	Oct. 12 - Dec. 31 2002	Year Ended December 31, 2003
	(in thousands, except per share data)
Net income (loss)	$(1,476)	$(59,993)

Weighted average number of shares deemed outstanding for financial reporting purposes:
Basic	8,000	8,000

Plus:
Warrants	—	—
Options	—	—

Diluted	8,000	8,000

Net income (loss) per share:
Basic	$(0.18)	$(7.50)

Diluted	$(0.18)	$(7.50)

Common stock instruments excluded from computation, as their effect would be anti-dilutive:
Warrants	1,474	1,474
Options	702	701

	2,176	2,175

Stock-Based Compensation

        The Company accounts for its stock-based employee and non-employee director compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations ("APB 25"). Stock-based instruments (warrants) issued to third parties in according with financing arrangements are accounted in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

        The Company has recorded no compensation expense for the stock options granted under its stock option plans for the periods presented pursuant to the intrinsic value based method of APB 25. The following table illustrates the effect on net income (loss) and income (loss) per share for the 2002

Reorganized Period and 2003, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Oct. 12 - Dec. 31, 2002	Year Ended December 31, 2003
	(in thousands)
Net income (loss):
As reported	$(1,476)	$(59,993)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(244)	(1,136)

Pro forma	$(1,720)	$(61,129)

	Oct. 12 - Dec. 31, 2002		Year Ended December 31, 2003
	As reported	Pro forma	As reported	Pro forma
Net income (loss) per share:
Basic	$(0.18)	$(0.22)	$(7.50)	$(7.64)
Diluted	$(0.18)	$(0.22)	$(7.50)	$(7.64)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: option life of 5 years, volatility of 60%, risk-free interest rate ranging from 2.7% to 3.0%, and no dividends.

(3)   Qwest Agreement

        On September 30, 2003, ICG executed an agreement (the "Qwest Agreement") with one of its major customers, Qwest Communications Corporation (together with its affiliated entities, "Qwest"), whereby Qwest agreed to pay ICG approximately $106.8 million in cash, which represented consideration for data services (the "Qwest Dial-Up Services") provided to Qwest under four separate agreements after June 30, 2003, and consideration for the early termination of those agreements. In accordance with the Qwest Agreement, substantially all of the Qwest Dial-Up Services were disconnected from ICG's network by December 31, 2003.

        Revenue earned pursuant to the Qwest Dial-Up Services agreements, excluding the early termination revenue portion (the "Qwest Early Termination Revenue") discussed below, is hereinafter referred to as the "Qwest Dial-Up Services Revenue". The $106.8 million Qwest Agreement amount was comprised of the following:

  (i)
  $75.8 million of Qwest Early Termination Revenue in consideration of the early termination of the Qwest Dial-Up Services agreements. This amount was classified as "Early termination" revenue in 2003 in the accompanying statements of operations.

  (ii)
  $31.0 million of Qwest Dial-Up Services Revenue for services provided between June 30, 2003 and December 31, 2003. This amount was classified in 2003 as "Dial-Up" revenue, which is included in "Communications" revenue in the accompanying statements of operations.

        Although the Company does not generally allocate its costs to specific products or customers due to the nature of the network architecture, it is management's estimate that the variable gross margin, which represents revenue less incremental direct operating costs, generated from the Qwest Dial-Up Services Revenue ranged from between 70% and 80%.

        As of December 31, 2003, the balance due from Qwest as a result of the Qwest Agreement had been collected in full. Revenue and outstanding receivable information for the Company's major customers, including Qwest, is presented in note 11.

(4)   Property and Equipment

        Property and equipment, including assets held under capital leases, was comprised of the following:

		As of December 31,
	Depreciable lives				Average remaining useful life
		2002	2003
		(in thousands)
Land	n/a	$—	$		n/a
Buildings and Improvements	31.5 years	29,370		27,590	18.8 years
Furniture, fixtures and office equipment	2 to 7 years	—		—	—
Machinery and equipment	3 to 8 years	3,662		1,609	2.4 years
Fiber optic equipment	8 years	51,864		8,504	3.9 years
Circuit switch equipment	10 years	73,964		22,258	4.0 years
Packet switch equipment	3 years	19,641		5,334	1.4 years
Fiber optic network	2 to 20 years	47,432		45,123	15.7 years
Site improvements	7 years	99		—	—
Construction in progress	n/a	11,408		561	n/a
Assets held for sale	n/a	1,749		1,173	n/a

		239,189		112,152
Less accumulated depreciation		(7,951)		—

		$231,238		$112,152

        After the completion of the Qwest transaction (see note 3) and the repayment of the Secured Debt (see note 5), the Company undertook an assessment of whether its network assets were impaired under the provisions of SFAS No. 144. The result of this assessment was that there was no impairment as of September 30, 2003, because the estimated future undiscounted cash flows approximated the carrying value of the assets and the appraised value of the assets exceeded their carrying value.

        Subsequently, three significant events occurred. In the fourth quarter of 2003 management began negotiations with financial and legal advisors and began exploring opportunities to divest certain non-strategic assets, which resulted in the completion of the Level 3 transaction on March 31, 2004 (see note 14). In addition, the Company began discussing the possible sale or merger of ICG. Finally, management revised the business plan, which resulted in a reduction in estimated future undiscounted cash flows. As a result of these events, we determined that our long-lived assets were impaired as of December 31, 2003.

        The estimated fair value of property and equipment balances as of December 31, 2003 was determined to be approximately $112 million. The fair value of the network assets was determined using several valuation techniques, including discounted cash flows, asset appraisals obtained in the fourth quarter of 2003 and the market value of companies with comparable characteristics as evidenced by recent transactions. The fair value of the ICG headquarters building was determined using a recent third party appraisal. In order to reduce property and equipment balances to their estimated fair value, the Company recorded a non-cash impairment charge as of December 31, 2003, of approximately $89 million. The fair value of property and equipment was generally allocated to the individual assets on a pro rata basis using the recently obtained asset appraisals. The book value of the impaired assets at December 31, 2003, became the new cost basis of these assets. Subsequent depreciation of the new cost basis will be calculated based on the remaining estimated useful life of the assets.

        At December 31, 2003, property and equipment included $1.7 million of equipment that was not being depreciated, which consisted of $0.5 million classified as construction in progress that had not been placed in service and $1.2 million that was being held for sale at December 31, 2003.

        The Company leases certain office facilities and fiber equipment under various capital lease arrangements. Assets recorded under capitalized lease agreements included in property and equipment consisted of $45.2 million and $55.5 million as of December 31, 2002 and 2003, respectively, less accumulated amortization of $0.6 million at December 31, 2002.

        Effective January 1, 2003, ICG adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period in which it is incurred, with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the useful life of the related asset. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The adoption of SFAS 143 resulted in the establishment of asset retirement obligations of $2.9 million, which were recorded in other long-term liabilities and property and equipment, net, in the accompanying consolidated balance sheets. Accretion expense of $0.4 million for the year ended December 31, 2003 was included in other operating income, net, in the accompanying condensed consolidated statements of operations.

(5)   Long-term Debt

        Pursuant to the Plan, on October 10, 2002, the Company received new financing consisting of a $25.0 million Senior Subordinated Term Loan (the "Senior Subordinated Term Loan"). In addition, the $84.4 million balance of the Company's pre-petition senior secured notes was cancelled and replaced with new secured notes (the "Secured Notes"). Proceeds from the Senior Subordinated Term Loan were immediately utilized to pay down the balance of the Secured Notes to $59.4 million. The Company's Secured Notes and Senior Subordinated Term Loan are hereinafter collectively referred to as the "Secured Debt".

        The terms of the Secured Debt required the Company to fully prepay the outstanding balance of the Secured Debt upon the execution of the Qwest Agreement. Therefore, on or about October 7, 2003, ICG utilized approximately $81.2 million of the Qwest Agreement proceeds to pay in full its Secured Debt. In connection with the Secured Debt termination, $42.1 million of cash funds, held in a cash collateral account for the benefit of the secured lenders, was released to ICG. The unamortized balances of $2.3 million and $3.9 million of deferred financing costs and debt discount, respectively, as of September 30, 2003, attributable to the Secured Debt were written off in October 2003 in connection with the Secured Debt termination. The resulting $6.2 million loss on early debt extinguishment was included in other income (expense), net, in the accompanying statement of operations.

        The Secured Notes were secured by substantially all assets of the Company. Interest on the Secured Notes was payable quarterly in arrears and accrued at a premium of 3.5% to 6.0% over LIBOR or, at the Company's option, at a premium of 2.25% to 4.75% over the bank's prime rate. The weighted average interest rate in effect at December 31, 2002 was 7.8%. The Senior Subordinated Term Loan was subordinated to the Secured Notes and was secured by substantially all assets of the Company. The loan accrued interest at 14% per annum, which was payable monthly in arrears. The Secured Debt terms required the Company to meet certain financial covenants; including minimum EBITDA and cash balance requirements and limitations on capital expenditures.

        Pursuant to the Plan and in conjunction with the new financing received pursuant to the Senior Subordinated Term Loan, warrants to purchase 200,000 shares and 473,684 shares of the Reorganized Company's common at an exercise price of $9.12 and $0.01, respectively, were granted. Both warrant issuances expire, if unexercised, on July 25, 2007. The warrants had an estimated fair market value of $5 million at the date of issuance, which was established as a debt discount with a corresponding increase to additional paid-in capital of stockholders' equity. Approximately $0.1 million and $0.8 million of the debt discount was amortized to interest expense in the 2002 Predecessor Period and 2003, respectively.

        Other debt totaling $25.8 million and $17.9 million as of December 31, 2002 and 2003, respectively, consisted primarily of notes issued to vendors and taxing authorities. The notes have interest rates that range from 1.6% to 10%. The weighted average interest rate at December 31, 2003, was 6.0%. Principal and interest are generally payable monthly. Approximately $3.3 million of such debt has yet to be formally documented with a note, but is expected to be in the near future. Certain taxing authorities that hold notes with an aggregate outstanding principal balance at December 31, 2003, of approximately $1.5 million have a security interest in the Company's property within these taxing authorities' specific jurisdictions.

        Long-term debt was comprised of the following:

	As of December 31,
	2002			2003
	Current	Long-term	Total	Current	Long-term	Total
	(in thousands)
Secured Notes, due 2003—2005	$3,790	$55,359	$59,149	$—	$—	$—
Senior Subordinated Term Loan, net of $4.9 million debt discount at December 31, 2002, due 2006	—	20,056	20,056	—	—	—
Other debt, due 2003—2008	9,183	16,660	25,843	10,702	7,162	17,864

	$12,973	$92,075	$105,048	$10,702	$7,162	$17,864

        Contractual debt maturities in effect as of December 31, 2003, were as follows:

(in thousands)
Year:
2004	$10,702
2005	5,975
2006	879
2007	181
2008	127
Thereafter	—

$17,864

(6)   Lease Arrangements

Capital leases

        Contractual payments under the terms of the Company's capital lease obligations as of December 31, 2003 were as follows:

(in thousands)
Year:
2004	$10,435
2005	10,427
2006	10,548
2007	10,728
2008	10,914
Thereafter	163,743

Total minimum lease payments	216,795
Less amounts representing interest	136,417

Present value of net minimum lease payments	$80,378

        The weighted average interest rate on capital lease obligations was 12.7% as of December 31, 2003.

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

        Effective January 1, 1999, the Company purchased its corporate headquarters building, land and improvements (collectively, the "Company Headquarters") for $43 million. The Company financed the purchase primarily through a loan secured by a mortgage on the Company Headquarters. The seller ("Seller") of the Company Headquarters retained an option to repurchase the Company Headquarters at the original sales price. In June 2001, the Seller exercised its right to repurchase the Company Headquarters from the Company for $33 million. In connection with the repurchase, the Seller agreed to assume from the Company the mortgage loan payable and other accrued liabilities related to completing the Company Headquarters. The Company recognized a $7.6 million loss on the sale in 2001. In addition, the Company agreed to lease the Company Headquarters back from the Seller under a capital lease agreement initially valued at approximately $50 million. The balance of the Company Headquarters capital lease agreement, including accreted interest, was $51.8 million at December 31, 2003. The lease expires in January 2023.

Operating leases

        The Company leases office space, warehouse space, switching and transport sites, points of presence and equipment under non-cancelable operating leases. Lease expense was $24 million, $16.3 million, $4.3 million and $18.2 million in 2001, the 2002 Predecessor Period, the 2002 Reorganized Period and 2003, respectively, of which $3.3 million and $1.6 million was included in reorganization expense in 2001 and the 2002 Predecessor Period, respectively.

        Minimum contractual lease payments due each year on or before December 31 under the Company's long-term operating leases are as follows:

(in thousands)
Year:
2004	$17,778
2005	16,184
2006	15,350
2007	12,888
2008	9,479
Thereafter	34,071

$105,750

(7)   Income Taxes

        Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate to loss before income taxes primarily because the Company has not recognized the income tax benefit of certain of its net operating loss carryforwards and other deferred tax assets due to the uncertainty of realization.

	Predecessor Company		Reorganized Company
	Year Ended December 31,	Jan. 1 - Oct. 11	Oct. 12 - Dec. 31	Year Ended December 31,
	2001	2002		2003
	(in percent)
Expected tax provision (benefit)	(35.0)	35.0	(35.0)	35.0
Change in valuation allowance and other	18.2	(1.8)	39.1	(38.3)
State tax, net of federal benefit	(4.2)	4.1	(4.1)	3.3
Gain on debt discharge and equity restructuring and Fresh Start reporting adjustments	—	(34.0)	—	—
Reorganization costs	21.0	0.5	—	—
Other	—	(3.8)	—	—

Provision for income taxes	—	—	—	—

        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2003 were as follows:

	December 31,
	2002	2003
	(in thousands)
Deferred income tax liabilities:
Interest expense	$—	$—

Net deferred income tax liabilities	—	—

Deferred income tax assets:
Deferred revenue	(56,903)	(54,569)
Net operating loss carryforwards	(141,166)	(457,508)
Property and equipment	(505,288)	(388,171)
Unrealized loss on investments	—	(695)
Accrued expenses and other	(2,372)	(2,740)
Allowance for doubtful accounts	(66,791)	(2,815)
Less valuation allowance	772,520	906,498

Net deferred income tax assets	—	—

Net deferred income tax liability	$—	$—

        As of the effective date of the Plan, the Predecessor Company had federal net operating loss (NOL) carryforwards of approximately $2 billion. These NOL carryforwards have been reduced as a result of the discharge and cancellation of various pre-petition liabilities under the Plan. After the reduction for federal income tax purposes, the Reorganized Company has available NOL carryforwards of approximately $1.1 billion at December 31, 2003. The net operating loss carryforwards expire, if unused, in years 2008 through 2023. The Reorganized Company's ability to utilize its NOL carryforwards and other tax attributes for federal income tax purposes may be restricted by Section 382 and other code sections provisions of the Internal Revenue Code (IRC). The Reorganized Company is also subject to certain state income tax laws, which may also limit the amount and utilization of NOLs at the state level.

        Considering the net reversals of future taxable and deductible amounts, and that management is not presently able to determine when the Company will generate future taxable income, the Company has established a valuation allowance for all of its deferred tax assets, including state NOLs that may not be available due to expirations or the limitations described above.

(8)   Commitments and Contingencies

Purchase Commitments

        The Company is committed to various vendors for network facilities and capacity costs, open purchase orders and maintenance as follows:

(in thousands)
Year:
2004	$23,786
2005	14,442
2006	6,081
2007	1,675
2008	981
Thereafter	10,395

$57,360

Other Commitments and Contingencies

        The Company emerged from bankruptcy on October 10, 2002. However, certain post-confirmation proceedings continue in the Bankruptcy Court relating to pre-petition claims filed by creditors, administrative claims and claims for damages on rejected executory contracts. As of December 31, 2003, the Reorganized Company's balance sheet included $3.6 million in estimated accrued liabilities for the settlement of such claims.

(9)   Stockholders' Equity

Bankruptcy Reorganization

        Pursuant to the Plan, all outstanding shares of the Predecessor Company's common stock, as well as all outstanding warrants, were cancelled on October 10, 2002.

        In accordance with the Plan, a total of 8,000,000 shares of the Reorganized Company's common stock was established for distribution to the Predecessor Company's unsecured creditors on a pro rata basis, as described in the Plan. As of December 31, 2002 and 2003, zero and 7,839,338 shares, respectively, had been distributed. The distribution of the remaining shares will be completed after the final reconciliation of pre-petition bankruptcy claims filed against the Predecessor Company.

        In accordance with the Plan, warrants to purchase 800,000 shares of the Reorganized Company's common stock were established for distribution to certain of the Predecessor Company's unsecured creditors on a pro rata basis, as described in the Plan. As of December 31, 2002 and 2003, warrants to purchase zero and 780,506 shares, respectively, had been distributed. The distribution of the remaining warrants will be completed after the final reconciliation of pre-petition bankruptcy claims filed against the Predecessor Company. The strike price of the warrants is $9.12, which was the Reorganized Company's equity value per share on the Effective Date. The warrants may be exercised from the date of issuance until the later of (i) October 10, 2007, or (ii) the date that a registration statement covering the underlying common stock of the warrants becomes effective.

        Pursuant to the Plan, on October 10, 2002, the Company received proceeds from the Senior Subordinated Term Loan. Warrants to purchase a total of 673,684 shares of the Reorganized Company's common stock were issued in connection with the Senior Subordinated Term Loan, as described in note 5.

        Under the Reorganized Company's Articles of Incorporation and in accordance with the Plan, the Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.001 per share; however, none had been issued as of December 31, 2003.

Stock Options

        Pursuant to the Plan, all outstanding stock options of the Predecessor Company were cancelled on October 10, 2002.

        In connection with the Plan, the Company established the Year 2002 Stock Option Plan (the "2002 Plan"), effective January 1, 2002. Options to purchase 768,137 shares of the Reorganized Company's common stock were authorized for grant to employees under the 2002 Plan.

        Additionally, the Company's Board of Directors adopted the Year 2003 Stock Option Plan (the "2003 Plan"), effective February 28, 2003. Options to purchase 265,0000 shares of the Reorganized Company's common stock were authorized for grant to employees under the 2003 Plan.

        The Board of Directors has also adopted the Directors' Stock Option Plan (the "Directors' Plan"), effective February 10, 2003. Options to purchase 120,000 shares of the Reorganized Company's common stock were authorized for grant to non-employee directors under the Directors' Plan.

        All options granted to employees generally vest ratably over 3 years from the date of grant and expire 10 years from date of grant. Options granted to non-employee directors generally vest on the date of grant and expire 10 years from date of grant.

        The following table summarizes the status of the Reorganized Company's stock option plans:

	Shares underlying options	Weighted average exercise price
Outstanding at October 10, 2002	—	$—
Granted	701,677	9.12
Exercised	—	—
Cancelled	—	—

Outstanding at December 31, 2002	701,677	9.12
Granted	180,750	8.30
Exercised	—	—
Cancelled	(181,417)	7.83

Outstanding at December 31, 2003	701,010	$9.24

        The following table summarizes information about options outstanding at December 31, 2003:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
7.02 - 7.02	22,500	9.75	$7.02	—	$—
8.33 - 8.33	7,500	9.75	8.33	—	—
9.12 - 9.12	600,260	8.80	9.12	230,136	9.12
11.10 - 11.10	70,750	9.53	11.10	—	—

	701,010	8.91	$9.24	230,136	$9.12

(10) Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents

        The carrying amount approximated fair value because of the short maturities of such instruments.

Restricted cash

        The carrying amount approximated fair value because of the short maturities of such instruments.

Long-term debt

        The carrying value of the Secured Notes at December 31, 2002, approximated fair value, as the debt instruments were not publicly traded and had stated interest rates that floated based on LIBOR or the prime rate.

        The carrying values of the Senior Subordinated Term Loan and other debt at December 31, 2002 and 2003 approximated fair value, as the prevailing market conditions did not change significantly since the issuance of these instruments in October 2002.

        The estimated fair values of the Company's financial instruments were as follows:

	December 31,
	2002		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets
Cash and cash equivalents	$50,729	$50,729	$38,079	$38,079
Restricted cash	51,038	51,038	6,753	6,753
Financial Liabilities
Secured Notes	59,149	59,149	—	—
Senior Subordinated Term Loan	20,056	20,056	—	—
Other debt	25,843	25,843	17,864	17,864

(11) Revenue and Major Customers

        A significant amount of the Company's revenue has been derived from long-term contracts with certain large customers, including Qwest and WorldCom, Inc. ("WorldCom"). As discussed in note 3, on September 30, 2003, ICG and Qwest entered into the Qwest Agreement, which resulted in a significant reduction in revenue earned from Qwest after September 30, 2003. The Company had $0.5 million and $0.6 million in outstanding receivables from Qwest and WorldCom, respectively, as of December 31, 2003.

        Revenue statistics for the Company's major customers are summarized in the table below:

	Year ended December 31,
	2001	2002	2003
	(in percent of Communications revenue)
Qwest revenue	18	30	27
WorldCom revenue	9	11	10

        In June 2001, the Company and Qwest entered into a settlement agreement (the "Qwest Settlement Agreement"), which resolved numerous claims and issues that had been raised by both parties. In accordance with the terms of the Qwest Settlement Agreement, the Company recorded a gain of $39 million, $37.5 million of which is reflected in reorganization items and $1.5 million in interest expense in the accompanying consolidated statement of operations.

        A pre-petition agreement to provide Qwest with exclusive service over designated portions of the Company's local fiber optic networks was not settled in connection with the Qwest Settlement Agreement. In connection with the adoption of Fresh Start reporting, the Company wrote down the deferred revenue balance to $23 million to reflect the estimated fair value of the legal obligation to provide future services. The Company had deferred revenue balances reflecting future service obligations, excluding maintenance, of $19.9 million and $14.5 million at December 31, 2002 and 2003, respectively, related to this agreement.

(12) Employee Benefit Plans

        The Company has established a salary reduction savings plan under Section 401(k) of the Internal Revenue Code that the Company administers for participating employees. All full-time employees are covered under the plan after meeting minimum service and age requirements. Effective July 1, 2002, the Company has made an employer matching contribution of 66.7% of a participant's contribution up to 6%, for a maximum match of 4% of the participant's annual compensation, allocated on a quarterly basis. Between October 1, 2000, and June 30, 2002, the Company made an employer matching contribution of 50% of a participant's contribution up to 6%, for a maximum match of 3% of the participant's annual compensation. Aggregate matching contributions under the Company's employee benefit plans were $1.5 million, $2.0 million, and $1.3 million in 2001, 2002, and 2003, respectively.

(13) Accounting During Bankruptcy Proceedings, Emergence from Bankruptcy and Fresh Start Reporting

        ICG's financial statements during the Company's bankruptcy proceedings were prepared in accordance with the provisions of SOP 90-7. In accordance with SOP 90-7, all costs and expenses incurred in connection with the Predecessor Company's reorganization from the Petition Date to the

Effective Date were reflected as reorganization items in the accompanying consolidated statements of operations. The Predecessor Company incurred the following reorganization items:

	Year ended December 31, 2001	Jan. 1 - Oct. 11 2002
	(in thousands)
Gain on negotiated settlements	$(39,179)	$(4,437)
Loss on equipment returned to vendors	10,300	—
Debt and equity restructuring costs	(236)	10
Severance and employee retention costs	13,154	3,535
Legal and professional fees	16,498	11,363
Switch site closure costs	5,187	1,735
Contract termination expenses	9,296	21,859
Interest income	(6,661)	(1,505)
Net gain on debt discharge, equity restructuring and settlement of claims	—	(4,566,532)
Fresh Start reporting(a)	—	141,970
New funding	—	2,443
Other	5,092	1,592

Total reorganization expense (income)	$13,451	$(4,387,967)

(a)
Includes adjustments to reduce property and equipment, deferred revenue and accrued sales tax to their respective fair values, in connection with the application of Fresh Start reporting. See below.

        In connection with its bankruptcy filing, the Company stopped accruing or paying interest on its unsecured long-term debt and the rejected pre-petition capital lease obligations. Contractual interest not recorded amounted to $249 million and $198 million in 2001 and the 2002 Predecessor Period, respectively.

        The implementation of the Plan resulted in, among other things, a new capital structure (as further described in note 9), the satisfaction or disposition of various types of claims against the Predecessor Company, the assumption and rejection of certain lease agreements, and the establishment of a new board of directors following the Effective Date.

        In connection with the emergence from bankruptcy, the Company adopted Fresh Start reporting in accordance with the requirements of SOP 90-7. The application of SOP 90-7 resulted in the creation of a new reporting entity. Under Fresh Start reporting, the reorganization value of ICG was allocated to its assets and liabilities on a basis substantially consistent with purchase accounting in accordance with SFAS No. 141, "Business Combinations".

        Under Fresh Start reporting, the reorganization value of ICG, which represented the fair value of all of ICG's assets (net of liabilities), was allocated to the Company's assets and liabilities, other than deferred income taxes, based on their relative fair values. Deferred taxes were determined in accordance with SFAS No. 109, "Accounting for Income Taxes". The application of SOP 90-7 created a new reporting entity having no retained earnings or accumulated deficit.

        The Company engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of ICG. The independent financial advisor estimated ICG's reorganization value range between $250 million and $325 million. The independent financial advisor performed a valuation analysis based on the Company's financial projections that covered a three-year period, as well as current market conditions and statistics. In performing its analysis, the independent financial advisor used methodologies of discounted cash flow analysis with a discount range of 20-30%, comparable companies' trading multiples and comparable transaction multiples to arrive at the range of the Company's reorganization value. The key assumptions, as described in the Plan, used by the independent advisor were as follows:

  •
  Successful reorganization of the business in a timely manner;

  •
  The achievement of the forecasts reflected in the financial projections;

  •
  No changes in the U.S. tax laws that would adversely impact the Company's ability to utilize its net operating loss carryforwards;

  •
  The outcome of certain expectations regarding market conditions.

        The Company used a reorganization value of $284 million, or the midpoint of the range provided by the independent advisor, for the application of Fresh Start reporting as of October 11, 2002. The $284 million reorganization value consisted of equity and funded debt of $83 million and $201 million, respectively. The Fresh Start reporting adjustments, which primarily related to the adjustment of our assets and liabilities based upon reorganization value, have had a significant effect on our statements of operations subsequent to October 11, 2002.

        ICG recorded approximately $4.4 billion of net reorganization income in the Predecessor Company's statement of operations for 2002, which included the gain on the restructuring of equity and the discharge of obligations subject to compromise for less than recorded amounts, as well as adjustments to reduce the historical carrying values of the Company's assets and liabilities to fair market value. The gain on debt discharge was not classified as an extraordinary item due to the Company's adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" as of December 31, 2002. SFAS No. 145 eliminated the previous requirement that gains and losses on debt extinguishment be classified as extraordinary items in the income statement. SFAS No. 145 has required that such gains and losses be classified as extraordinary items only if they are deemed to be unusual and infrequent.

        The effects of the reorganization and Fresh Start reporting on ICG's balance sheet as of October 11, 2002, were as follows:

	Predecessor Company Balance Sheet (Pre- Confirmation)	Settlement of Claims, Debt Discharge and Equity Restructuring (a)	New Funding (b)	Fresh Start Reporting (c)	Reorganized Company Balance Sheet (Post- Confirmation)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$109,720	$(6,678)	$(47,968)	$—	$55,074
Restricted cash, current	—		15,778		15,778
Receivables, net	28,944	459			29,403
Prepaid expenses and deposits	10,740	(3,526)	100		7,314

Total current assets	149,404	(9,745)	(32,090)	—	107,569
Property and equipment	622,659			(392,205)	230,454
Accumulated depreciation	(125,541)			125,541	—
Restricted cash, non-current	6,956		28,902		35,858
Other assets, net	12,444		(321)		12,123

Total Assets	665,922	(9,745)	(3,509)	(266,664)	386,004

Liabilities
Current liabilities:
Accounts payable	10,294				10,294
Accrued liabilities	43,392	(832)		(2,442)	40,118
Restructuring accruals	1,953	18,459			20,412
Deferred revenue	7,272			5,700	12,972
Current portion of debt and capital leases	—	14,143	1,864		16,007

Total current liabilities	62,911	31,770	1,864	3,258	99,803
Long-term liabilities:
Secured Notes	—		57,521		57,521
Capital lease obligations	51,154	38,873			90,027
Senior Subordinated Term Loan	—		19,711		19,711
Other debt	650	17,828			18,478
Deferred revenue	348			17,527	17,875

Total long-term liabilities	52,152	56,701	77,232	17,527	203,612
Liabilities subject to compromise	2,722,779	(2,492,726)	(84,574)	(145,479)	—

Total liabilities	2,837,842	(2,404,255)	(5,478)	(124,694)	303,415
Redeemable preferred stock	1,289,788	(1,289,788)			—
Stockholders' deficit—Predecessor Company	(3,461,708)	3,606,998	(3,320)	(141,970)	—
Stockholders' equity—Reorganized Company	—	77,300	5,289		82,589

Total liabilities and stockholders' equity (deficit)	$665,922	$(9,745)	$(3,509)	$(266,664)	$386,004

(a)
Includes adjustments to record: (i) settlement of post-petition administrative claims and pre-petition priority claims (i.e., tax authorities); (ii) affirmation of certain executory contracts (i.e., capital leases); (iii) discharge of pre-petition unsecured debt for common stock in the Reorganized Company; and (iv) cancellation of the Predecessor Company's preferred stock, common stock and warrants.

(b)
Includes adjustments to record: (i) proceeds of $25 million from the Senior Subordinated Term Loan, net of $5 million debt discount attributable to the value of the warrants issued; (ii) refinancing of the Predecessor Company's Senior Facility with the Reorganized Company's Secured Notes whereby all proceeds from the Senior Subordinated Term Loan were used to immediately pay down the balance of the Secured Notes;

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

(c)
Includes adjustments to record (i) deferred revenue reclassification of $23 million and fair value reduction of $122 million; (ii) adjustment to reduce the net fair value of property and equipment by $267 million; and (iii) adjustment to reduce the accrued sales tax by $2 million as a result of the reduced property and equipment values of leased equipment.

(14) Subsequent Event

        On April 1, 2004, the Company closed an agreement with Level 3 Communications, Inc., or Level 3, whereby Level 3 agreed to pay the Company approximately $35 million in cash in consideration for the right to provide remote access service to ICG's customers, $25 million of which was paid at closing, $5 million of which will be paid on July 1, 2004 and $5 million of which will be paid on October 1, 2004, subject to ICG's performance under a transition services agreement. The revenue from the customers will begin to accrue to the benefit of Level 3 on April 1, 2004. The Company expects to complete the transition of the Company's remote access service customers from ICG's network to Level 3's network no later than October 1, 2004, during which time Level 3 will reimburse ICG for certain costs of supporting the remote access service customers in accordance with the agreement.

        Revenue generated from the remote access service contracts sold to Level 3 accounted for approximately 23% of the Company's 2003 Communications revenue, including 39% and 34% of the Company's 2003 Dial-Up and Reciprocal Compensation revenue, respectively. After completing the Level 3 transaction, the Company will no longer provide or support remote access service, which will allow the Company to eliminate certain fixed and semi-fixed operating costs.

        This sale represents the assignment of customer contracts and the future cash flows associated with them. While there are approximately $3 million of network assets directly attributable to providing remote access service, the majority of costs cannot be segregated from network costs of providing other dial-up services. As a result, the Company expects to record a gain on the sale of the remote access service contracts of approximately $32 million.

Independent Auditors' Report

The Board of Directors and Stockholders

ICG Communications, Inc.:

        Under date of April 1, 2004, we reported on the consolidated balance sheets of ICG Communications, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2001, the period January 1, 2002 to October 11, 2002 (Predecessor Company), the period October 12, 2002 to December 31, 2002 (Reorganized Company), and the year ended December 31, 2003, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II: Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

        The audit report on the consolidated financial statements of ICG Communications, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company's recurring losses from operations and net capital deficiency raise substantial doubt about the entity's ability to continue as a going concern. The financial statement schedules included (incorporated by reference) in the registration statement do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Notes 13 and 4 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145 effective October 11, 2002, and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", effective January 1, 2003.

KPMG LLP

Denver, Colorado

April 1, 2004

Schedule II

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
	(in thousands)
Allowance for uncollectible trade receivables:
Year ended December 31, 2001	$94,285	$14,236	$—	$(64,307)	$44,214
Year ended December 31, 2002	44,214	3,294	—	(38,491)	9,017
Year ended December 31, 2003	9,017	1,850	440	(4,270)	7,037
Allowance for uncollectible other receivables:
Year ended December 31, 2001	—	—	—	—	—
Year ended December 31, 2002	—	2,000	2,400	—	4,400
Year ended December 31, 2003	4,400	—	—	(4,400)	—
Restructuring accruals:
Year ended December 31, 2001	—	—	—	—	—
Year ended December 31, 2002	—	20,412	—	(3,678)	16,734
Year ended December 31, 2003	16,734	—	32	(13,132)	3,634

See accompanying independent auditors' report.