Form 10-K/A
period 2003-12-31
ICG COMMUNICATIONS INC /DE/
filed 2004-04-30
CIK 1013240

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission File Number 1-11965)

ICG COMMUNICATIONS, INC.
(Exact names of registrant as specified in its charter)

Delaware	84-1342022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

EXPLANATORY NOTE:

        This Annual Report on Form 10-K/A has been filed by the Registrant to amend Part III of the Annual Report on Form 10-K for the year ended December 31, 2003 filed by the Registrant on March 15, 2004.

        In addition, pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Annual Report on Form 10-K/A certain currently dated certifications.

        Except as described above, the information contained in the Registrant's 2003 Form 10-K as originally filed with the Securities and Exchange Commission has not been updated or amended.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS AND OFFICERS OF ICG COMMUNICATIONS, INC.

        Set forth below are the names and certain biographical information including present and past business experience, regarding our directors and officers as of April 27, 2004:

Name	Age	Position	Director Since
William J. Connors	33	Director(1)(2)	2002
Timothy Price	50	Director(1)(2)	2002
John A. Scarpati	52	Director(3)	2002
Joseph R. Thornton	42	Director(1)(2)	2002

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

(3)
Chairman of the Audit Committee; Chairman of Compensation Committee

        William J. Connors has served as our director since October 2002 and has been a member of our Boards' Audit and Compensation Committees since joining. He is a Portfolio Manager for W. R. Huff Asset Management Co., L.L.C. and the Chief Investment Officer of WRH Partners Global Securities, LP. Mr. Connors has worked with the Huff group since 1992. Mr. Connors is also a member of the Board of Directors of Impsat Fiber Networks, Inc. Mr. Connors received his undergraduate degree in Applied Mathematics from Drew University and his MBA from Columbia University. Mr. Connors is a Chartered Financial Analyst. He joined our Board of Directors on October 10, 2002.

        Timothy F. Price has served as our director since October 2002 and has been a member of our Board's Audit and Compensation Committees since joining. He has also served as a managing member of Communications Advisory Group, L.L.C., a telecommunications consulting firm, since January 2001. Prior to joining Communications Advisory Group, L.L.C., Mr. Price served as an adviser to several venture capital firms and investment banks. From 1984 to December 1999, Mr. Price served in various capacities with MCI Inc. and its subsidiary, MCI Communications, a provider of business and residential communication services. His positions included President and Chief Operating Officer of MCI Inc., and President and CEO of MCI WorldCom Communications. During his tenure with MCI, Mr. Price also served as President—Business Markets, where he led the introduction of Network MCI Business and Proof Positive from MCI. Prior to this role, Mr. Price served as Senior Vice President—Sales and held senior positions in MCI's paging and cellular telephony business. Prior to joining MCI, Mr. Price served as Vice President—Marketing for Warner Amex Cable. In addition, Mr. Price has served on the Boards of Directors of both MCI and WorldCom, SHL Systemhouse, the National Alliance of Business, the Woodruff Foundation and the Corporate 100 of the John F. Kennedy Center for the Performing Arts. Mr. Price currently serves on the Board of Directors of Anchor Glass Container Corporation, a manufacturer of glass containers, Vanguard Car Rental and Decision One, a provider of information technology support services. He also serves on the Advisory Board of C&T Access Ventures.

        John A. Scarpati joined our Board of Directors on October 10, 2002, and has been Chairman of the Board's Audit and Compensation Committees since joining. Mr. Scarpati served as Chief Administrative Officer of Global Crossing Ltd., a telecommunications services provider of voice, data, video and conferencing products and services, from December 1999 to October 2000. Since leaving Global Crossing Ltd., Mr. Scarpati has been an independent consultant. From July 1998 to December 1999, Mr. Scarpati served in various capacities with AT&T, a communications services provider of voice, video and data communications, including Vice President and Chief Financial Officer for the AT&T Business Service Group and Senior Financial Officer for AT&T Local Network Services. From 1984 until 1998, Mr. Scarpati worked for Teleport Communications Group, Inc. in several financial roles including Senior Vice President and Chief Financial Officer. Mr. Scarpati also has served as Vice President (Manager of Acquisitions) at Merrill Lynch & Co., Inc. Mr. Scarpati served as an executive officer of Global Crossing within two years prior to its filing of a petition for relief under the federal bankruptcy laws in January 2002.

        Joseph R. Thornton joined our Board of Directors on October 10, 2002, and has been a member of the Board's Audit and Compensation Committees since joining. Mr. Thornton is counsel to W. R. Huff Asset Management Co., L.L.C., an independent investment management firm that specializes in the management of corporate high yield bonds, and has worked with the firm for more than ten years. Mr. Thornton received a BA degree (Economics), and JD and MBA degrees from the University of North Carolina at Chapel Hill. Mr. Thornton has served on the Boards of Directors of e.spire Communications and Uniflex, Inc. and as an observer to the Board of Price Communications. Mr. Thornton is a Chartered Financial Analyst. Mr. Thornton is also a member of the Board of Directors of Impsat Fiber Networks, Inc.

EXECUTIVE OFFICERS OF ICG COMMUNICATIONS, INC.

        The current executive officers of the Company are as follows:

Name	Age	Position
Jeffrey R. Pearl	40	Interim Chief Executive Officer and Executive Vice President—Sales and Marketing
Richard E. Fish, Jr.	38	Executive Vice President and Chief Financial Officer
Michael D. Kallet	50	Executive Vice President—Operations and Chief Technology Officer
Bernard L. Zuroff	48	Executive Vice President, General Counsel and Secretary
John V. Colgan	59	Senior Vice President—Finance and Controller

        Jeffrey R. Pearl joined us in July 2003 as Executive Vice President—Sales and Marketing, and was named interim Chief Executive Officer in November 2003 following the departure of Mr. Randall E. Curran. Prior to joining us, Mr. Pearl held a variety of executive sales positions with Qwest Communications, including Vice President of Sales where Mr. Pearl supervised a 1,500 person direct sales force from August 2000 to June 2003. Prior thereto, Mr. Pearl was Regional Vice President from November 1998 to August 2000. Prior to Qwest, Mr. Pearl held sales positions at Frontier Communications and WorldCom, Inc.

        Richard E. Fish, Jr. has served as our Executive Vice President and Chief Financial Officer since December 2000. Prior to this position, Mr. Fish was our Vice President of Finance from September 1999 to May 2000 and became Senior Vice President of Finance thereafter until he was appointed our Chief Financial Officer. Before joining us, Mr. Fish was Director—Access Management with AT&T Corporation from 1998 to 1999. AT&T acquired Teleport Communications Group, Inc. in 1998 where Mr. Fish was Director—Operations since 1994. Prior thereto, Mr. Fish was a manager with Arthur Andersen & Co., where he spent approximately seven years. Mr. Fish was serving as Senior Vice President of Finance at the time of our bankruptcy filing.

        Michael D. Kallet has served as our Executive Vice President—Operations and Chief Technology Officer since July 1999. Mr. Kallet was also General Manager and Chief Operations Officer of ICG NetAhead, Inc., one of our former subsidiaries, from February 1999 to June 1999. Prior thereto, he was Senior Vice President of Products and Services of NETCOM On-Line Communication Services, Inc., one of our former subsidiaries since December 1995. Prior to joining NETCOM On-Line Communication Services, Inc., Mr. Kallet held several positions in the technology industry, including positions at IBM, Computer Support Corporation, Walker Interactive and Software Publishing

Corporation (Harvard Graphics). Mr. Kallet was serving as Executive Vice President—Operations and Chief Technology Officer at the time of our bankruptcy filing.

        Bernard L. Zuroff has served as our Executive Vice President, General Counsel and Secretary since October 2000. Prior to this position, Mr. Zuroff was Assistant General Counsel and Corporate Attorney since July 1996. Before joining us, he had 11 years of experience as an attorney with Gorsuch Kirgis, L.L.C., the Resolution Trust Company and Infotel, Inc. Mr. Zuroff was serving as Executive Vice President, General Counsel and Secretary at the time of our bankruptcy filing.

        John V. Colgan has served as our Senior Vice President—Finance and Controller since July 1999. Since joining us in April 1994, Mr. Colgan has held a number of positions including Vice President of Financial Planning and Analysis and Senior Vice President of Finance for ICG Telecom Group, Inc. a subsidiary of the Company. Prior thereto Mr. Colgan held several executive positions in the transportation and logistics industry, including positions with TLN, Inc., MNX, Inc. and Burlington Northern Motor Carriers, a subsidiary of Burlington Northern, Inc. Prior to joining Burlington Northern, Mr. Colgan was a senior manager at Arthur Andersen & Co. where he spent approximately ten years. Mr. Colgan was serving as Senior Vice President of Finance and Controller at the time of our bankruptcy filing.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file with the Securities Exchange Commission reports regarding their ownership and changes in ownership of our stock. We believe that during 2003 our directors and executive officers complied with all Section 16(a) filing requirements. Further, we are not aware of any beneficial owner subject to the Section 16(a) filing requirements who failed to comply with such requirements.

CODE OF ETHICS

        The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal accounting officer, and persons performing similar functions, and to all of the Company's other employees and directors. A copy of the Company's code of ethics is available on our website, http://www.icgcomm.com.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

        The following table provides certain summary information concerning compensation paid or accrued by us or our subsidiaries for the fiscal years ended December 31, 2003, 2002 and 2001, respectively. Included is our former Chairman and Chief Executive Officer, our interim Chief Executive Officer, and the four other most highly compensated executive officers (the "Named Officers"). We have not maintained any long-term incentive plans or pension plans, nor have we granted stock appreciation rights.

		Annual Compensation					Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)(1)		Securities Underlying Options		All Other Compensation ($)
Randall E. Curran Former Chief Executive Officer and Chairman of the Board of Directors	2003 2002 2001	848,077 861,923 900,000	— 700,000 900,000	(4) (6)	— — 391,734	(7)	40,000 — —	(2)	1,198,769 6,000 —	(3) (5)
Jeffrey R. Pearl Interim CEO and Executive Vice President—Sales and Marketing	2003 2002 2001	132,692 — —	— — —		— — —		25,000 — —		— — —
Richard E. Fish, Jr. Executive Vice President—Chief Financial Officer	2003 2002 2001	302,000 287,616 258,462	— — 241,000	(8)	— — —		— 43,714 —		8,000 6,000 5,100	(5) (5) (5)
Michael D. Kallet Executive Vice President—Operations and Chief Technology Officer	2003 2002 2001	400,000 380,577 350,000	— 500,238 466,000	(4) (10)	— — —		— 83,785 —		11,220 6,000 5,322	(9) (5) (11)
Bernard L. Zuroff Executive Vice President—General Counsel	2003 2002 2001	264,000 247,539 210,769	— — 118,000	(14)	— — —		— 36,428 —		9,937 7,937 5,100	(12) (13) (5)
John V. Colgan Senior Vice President—Finance and Controller	2003 2002 2001	218,000 209,308 193,654	— — 133,792	(15)	— — —		— 26,250 —		7,139 6,431 5,100	(5) (5) (5)

1.
For such persons for whom no amount is disclosed in this column below, such amounts were less than 10% of the combined amount of the person's salary and bonus. However, in the Company's Form 10-K for fiscal year ended December 31, 2001, all amounts for perquisites and other personal benefits were included in this column, regardless of amount. Further, amounts for 401(k) contributions which were previously included in this column are now reflected in the column "All Other Compensation."

2.
Cancelled upon Mr. Curran's departure from the Company.

3.
Includes $1,125,000 in severance paid pursuant to the terms of Mr. Curran's employment agreement and $65,769 in accrued and unused vacation, and $8,000 in Company contributions to 401(k) plan.

4.
The amounts shown in this column for Mr. Curran and Mr. Kallet represent bonuses earned pursuant to the terms of their respective employment agreements for the Company's successful emergence from bankruptcy.

5.
Consists of Company contributions to 401(k) plan.

6.
Incentive bonus earned in 2001 but paid in 2002.

7.
Includes $6,111 for car allowance; $383,887 for taxable relocation expenses and $1,736 of non-taxable relocation expenses.

8.
Includes $160,000 for retention bonus and $81,000 for incentive bonus earned in 2001 but paid in 2002.

9.
Includes $8,000 in Company contributions to 401(k) plan and $3,220 in executive life insurance premiums.

10.
Includes $340,000 for retention bonus and $126,000 for incentive bonus earned in 2001 but paid in 2002.

11.
Includes $3,712 in Company contributions to 401(k) plan and $1,610 in executive life insurance premiums.

12.
Includes $8,157 in Company contributions to 401(k) plan and $1,780 in executive life insurance premiums.

13.
Includes $6,157 in Company contributions to 401(k) plan and $1,780 for executive life insurance premiums.

14.
Includes $52,000 for retention bonus and $66,000 for incentive bonus earned in 2001 but which was paid in 2002.

15.
Consists of $80,000 retention bonus and $53,792 for retention bonus earned in 2001 but paid in 2002.

STOCK OPTIONS

Option Grants In Fiscal Year 2003

        Following is information regarding stock option grants made to our Named Officers, option exercises and option values for fiscal year 2003. We did not grant any stock appreciation rights nor did we reprice any options.

Individual Grants
Potential realizable value at assumed annual rates of stock price appreciation for option term(1)
	Number of securities underlying options/SARs granted (#)		Percent of total options/SARs granted to employees in fiscal year
Name and Principal Position				Exercise or base price ($/share)	Expiration date
						5% ($)	10% ($)
Randall E. Curran Former Chief Executive Officer and Chairman of the Board of Directors	40,000	(2)	28.42%	$3.25	2/27/13	$81,756	$207,187
Jeffrey R. Pearl Interim Chief Executive Officer and Executive Vice President—Sales and Marketing	25,000	(3)	17.76%	$11.10	7/13/13	$197,119	$514,240
Richard E. Fish, Jr. Executive Vice President—Chief Financial Officer	—		—	—	—	—	—
Michael D. Kallet Executive Vice President—Operations and Chief Technology Officer	—		—	—	—	—	—
Bernard L. Zuroff Executive Vice President—General Counsel	—		—	—	—	—	—
John V. Colgan Senior Vice President—Finance and Controller	—		—	—	—	—	—

1.
Based on actual option term and annual compounding.

2.
Cancelled upon Mr. Curran's departure from the Company in November 2003.

3.
The stock options vest in three equal annual installments beginning on the first anniversary of the grant date, provided the participant is employed by us on each such vesting date.

Aggregated Option Exercises in Fiscal Year 2003 and Option Values at December 31, 2003

        The following table provides information as to the value of unexercised options at December 31, 2003 by each of the Named Officers. We granted no stock appreciation rights during fiscal year 2003 to the Named Officers or to any other employees, and no Named Officers or anyone else acquired shares of our common stock through the exercise of options during 2003.

			Number of Securities Underlying Unexercised Options at Dec. 31, 2003		Value of Unexercised In-the-Money Options at Dec. 31, 2003
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Randall E. Curran	—	—	—	—	—	—
Jeffrey R. Pearl	—	—	—	25,000	—	—
Richard E. Fish, Jr.	—	—	14,570	29,144	—	—
Michael D. Kallet	—	—	27,926	55,859	—	—
Bernard L. Zuroff	—	—	12,142	24,286	—	—
John V. Colgan	—	—	8,750	17,500	—	—

ELECTION OF DIRECTORS

        Our Board of Directors is divided into three separate classes of directors, designated Class I, Class II and Class III, respectively. At each annual meeting of stockholders, the term of one class of directors expires and successors to such directors are elected to serve three-year terms. The terms of the Class I, Class II and Class III directors expire at the 2006, 2004 and 2005 annual meetings of the stockholders, respectively.

        Pursuant to the Modified Plan and our Restated By-Laws, we are currently obligated to nominate for election (in connection with any meeting of or written consent solicited from our stockholders called for the purpose of electing directors) two individuals designated by Cerberus, two individuals designated by Huff and the individual acting as our Chief Executive Officer. The Chief Executive Officer is a Class I director, one designee of Cerberus and Huff, respectively, is a Class II director, and the other designee of Cerberus and Huff, respectively, is a Class III director. The election of directors is decided by the vote of the holders of a majority of the outstanding shares of all classes of the Company's stock entitled to vote, present in person or by proxy at the meeting, voting as a single class. In addition, Cerberus has the option to appoint one non-voting, non-participating observer to our Board of Directors.

DIRECTOR COMPENSATION

        The Company compensates its non-employee directors $1,000 for attendance at in-person meetings of the Board of Directors and an annual fee of $26,000. Further, in February 2003, the Board approved a resolution authorizing the Company to pay a yearly fee of $25,000 to the chairman of both the Audit and Compensation Committees. Non-employee directors are also eligible to receive grants of options under the ICG Communications, Inc. Directors' Stock Option Plan.

EXECUTIVE EMPLOYMENT AGREEMENTS

        The Company and its subsidiaries have employment agreements with Richard E. Fish, Jr., Michael D. Kallet, Bernard L. Zuroff, and John V. Colgan.

        The Company's employment agreements with Richard E. Fish, Jr., Michael D. Kallet, Bernard L. Zuroff, and John V. Colgan provide for base salaries and such other benefits as are generally provided to senior executives, including reimbursement of reasonable out-of-pocket expenses incurred on behalf of the Company. These employment agreements may be terminated by the Company with or without cause or by the employee upon the occurrence of a constructive dismissal (as defined therein). If an agreement is terminated by the Company for any reason other than the employee's death, disability or for cause, or if there is a constructive dismissal, the employee will receive an amount equal to twelve months' salary at the rate then in effect. Fifty percent will be paid in a lump sum within 15 days of termination and the remaining fifty percent is payable in twelve installments commencing 30 days after termination. If the employee obtains new employment within such twelve-month period, the severance is subject to mitigation on a dollar for dollar basis. If the employee's employment is terminated in the case of death, his estate will receive an amount equal to three months' base salary. Messrs. Fish, Kallet, Zuroff, and Colgan are subject to a ten-year confidentiality covenant and a one-year non-interference commitment following termination of employment.

        The Company had an employment agreement with its former Chief Executive Officer, Randall E. Curran, which was terminated upon his departure from the Company in November 2003. In accordance with the terms of that Agreement, Mr. Curran was paid severance in an amount equal to 15 months salary. See "Executive Officer Compensation" table.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        None of our current executive officers has ever served as a member of the board of directors, or any committee thereof, of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors, or any committee thereof.

        Our Compensation Committee of our Board of Directors is comprised of our four non-employee directors: John A. Scarpati, who serves as Chairman, William J. Connors, Timothy F. Price and Joseph R. Thornton. None of the individuals serving on the Compensation Committee during fiscal year 2003 was an officer or employee of us or our subsidiaries during the fiscal year 2003, was an officer of us or our subsidiaries prior to the fiscal year 2003 or had any relationship that required disclosure under the caption "Certain Relationships and Related Transactions" contained herein.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        Our Compensation Committee's responsibilities include:

  •
  The evaluation and implementation of fair, reasonable and competitive compensation practices for executive officers and other key employees of the Company based on the Company's established goals and objectives.

  •
  Oversight of broad-based employee compensation policies and programs.

  •
  Oversight of the Company's retirement and employee benefit plans.

        Annual compensation for executives consists of base salary and performance-based bonuses. In general, the Company targets base salary levels for Company executives competitive with executives in peer companies. Typically, the performance award is based upon the Company's attainment of certain annual EBITDA targets. Payments are made only if financial performance meets or exceeds the threshold targets. The awards recognize and reward employees whose performance, contribution and skill promote the achievement of the Company's long-term financial and business objectives, align the interests of employees and stockholders, improve our earnings, and attract, motivate and retain employees. In fiscal year 2003, the targets were not met and no performance bonuses were awarded.

        The Company also employs long-term equity incentives in the form of stock options. Stock options align the interests of employees and stockholders because they only have value if the stock price increases. The options have a term of ten years, are granted at the market price on the date of grant, and encourage employees' continued commitment to the Company's performance. Further, the Committee believes that options help retain key employees because such options typically vest over a three-year period and are forfeited if the employee leaves the Company prior to vesting. Certain members of senior management have received stock option grants as of the Effective Date. See detailed information under the "Stock Option" heading.

        The Company also has employment agreements with certain of its executive officers that provide for various other benefits. See "Executive Employment Agreements" for descriptions of those agreements. The Company's interim Chief Executive Officer, Mr. Jeffrey Pearl, does not have an employment agreement. Effective as of December 1, 2003, however, Mr. Pearl's annual base salary was increased by 33% from $300,000 to $400,000. The Committee believes the increase was reasonable light of Mr. Pearl assuming the additional duties of the office.

        The Compensation Committee established the existing executive compensation program to encourage and reward management's efforts to strengthen the Company's business. The Company operates in a competitive marketplace and needs to retain well-qualified executive talent. Executive compensation is reviewed regularly to ensure compliance within existing guidelines and for competitiveness in the marketplace. Further, the Committee utilizes an outside consultant to review executive compensation and benefits provided to our executives.

        The Compensation Committee has reviewed the compensation of the Company's executive officers and has concluded that their compensation is reasonable and appropriate. The Compensation Committee continually evaluates the compensation of the Company's executive officers, including an assessment of compensation reports for comparable companies and for the telecommunications industry in particular. The Compensation Committee believes that maintaining suitable executive compensation programs is necessary to support the future progress of the Company.

Respectfully submitted,
William J. Connors Timothy F. Price John A. Scarpati Joseph R. Thornton
(Members of the Compensation Committee)

PERFORMANCE GRAPH

        The following is a line-graph presentation comparing cumulative stockholder returns on an indexed basis with the NASDAQ Composite Index and an index of peer companies we selected ("Peer Group").

        Pursuant to the Modified Plan, all of our old equity securities were cancelled and new Common Stock was authorized to be issued as of October 10, 2002. No consideration was given to the holders of the old equity securities. Accordingly, comparisons of the Company's stock performance prior to October 10, 2002 are not meaningful and have not been included. Our common stock does not trade on a national exchange, but rather trades on the OTC Bulletin Board under the symbol "ICGC".

        The graph below sets forth information on stockholder return for the period from October 10, 2002 through December 31, 2003.

(1)
The new Peer Group consists of competitive local exchange carriers with common stock registered under the Exchange Act and trading on a U.S. stock exchange, and includes: Time Warner Telecom, Inc. (TWTC), McLeodUSA Incorporated (MCLD), Talk America Holdings, Inc. (TALK), US LEC Corp. (CLEC), XO Communications, Inc. (XOCM.OB), and Z-Tel Technologies, Inc. (ZTEL).

(2)
The old Peer Group used in the Performance Graph contained in our 2003 Proxy Statement consisted of competitive local exchange carriers common stock registered under the Exchange Act and which was trading on a U.S. stock exchange, and included: Focal Communications Corporation (FCOMQ.OB), Level 3 Communications, Inc. (LVLT), Time Warner Telecom, Inc. (TWTC), McLeodUSA Incorporated (MCLD), and Allegiance Telecom, Inc. (ALGX).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2003, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securities holders(1)	701,010	$9.24	187,127
Equity compensation plans not approved by securities holders(2)	—	—	265,000

Total	701,010	$9.24	452,127

1.
Consists of the ICG Communications, Inc. Year 2002 Stock Option Plan and the ICG Communications, Inc. Director Stock Option Plan (and grants thereunder).

2.
Consists of the ICG Communications, Inc. Year 2003 Stock Option Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of April 27, 2004, the number of shares of our common stock beneficially owned by (a) each of our directors and Named Officers, (b) all of our directors and Named Officers as a group, and (c) each person known by us, based upon our review of filings made by such persons with the Securities and Exchange Commission in respect of the ownership of our common stock unless otherwise noted, to beneficially own more than 5% of our common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
William R. Huff(2) c/o W.R. Huff Asset Management Co., L.L.C. 67 Park Place Morristown, NJ 07690	1,386,341	17.1%
Stephen Feinberg(3) c/o Cerberus Capital Management, L.P. 299 Park Avenue, 22nd Floor New York, NY 10022	1,415,625	16.3%
Husic Capital Management(4) 555 California Street, Suite 2900 San Francisco, CO 94104	1,122,919	14%
John A. Reardon(5) La Canada Capital Partners L.P. 455 Dale Ridge Road La Canada, CA 91001	1,103,000	13.8%
Randall E. Curran	0	*
Jeffrey R. Pearl	0	*
Richard D. Fish, Jr.(6)	14,570	*
Michael D. Kallet(6)	27,926	*
Bernard L. Zuroff(6)	12,142	*
John V. Colgan(6)	8,750	*
William J. Connors(7)	10,000	*
Timothy F. Price(7)	10,000	*
John A. Scarpati(7)	10,000	*
Joseph R. Thornton(7)	10,000	*
All named executive officers and directors as a group (10 persons)	103,388	1.276%

*
Less than one percent

1.
The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of common stock includes any shares as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting or investment power within 60 days. The number of shares of our common stock deemed outstanding on April 27, 2004 for purposes of calculating the percent of class owned was 8,000,000. As used in this registration statement, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Except as noted, each stockholder listed has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.

2.
Mr. Huff reports having sole voting and dispositive power over these shares, which are or will be upon issuance held, through accounts managed by W.R. Huff Asset Management Co., L.L.C. The amount reported includes 87,093 shares of common stock underlying warrants issued under the Modified Plan, and 1,299,248 shares of common stock expected to be issued under the Modified Plan.

3.
Stephen Feinberg reports having sole voting and dispositive power over all shares of ICG which have been or will be issued, in the aggregate, to Cerberus Partners, L.P., Cerberus International, Ltd., Cerberus Institutional Partners, L.P. and Madeleine L.L.C. Mr. Feinberg serves as the managing member of Cerberus Associates, L.L.C., the general partner of Cerberus Partners, L.P., and, through one or more intermediate entities, the investment manager for each of Cerberus International, Ltd., Cerberus Institutional Partners, L.P. and Madeleine L.L.C. The amount set forth herein includes 22,279 shares of our common stock and 4,110 shares of our common stock underlying warrants that may be issued pursuant to the Modified Plan, in the aggregate, to Cerberus Partners, L.P., Cerberus International, Ltd. and Cerberus Institutional Partners, L.P. They also include 680,870 shares of our common stock underlying warrants that have been issued to Madeleine L.L.C pursuant to the Modified Plan.

4.
Husic Capital Management, a California limited partnership and registered investment adviser, reports having sole voting and dispositive power over these shares as investment adviser to its investment advisory clients, none of which is reported to own individually more than 5% of our common stock. Each of Frank J. Husic & Co., as the sole general partner of Husic Capital Management, and Frank J. Husic, as the sole shareholder of the general partner, also report having sole voting and dispositive power over these shares by virtue of their relationship to Husic Capital Management. The principal business address of each of the general partner and Mr. Husic is reported to be 555 California Street, Suite 2900, San Francisco, California 94104.

5.
Based on information set forth in a Form 4 filed on April 22, 2004 by La Canada Capital Partners LP and John A. Reardon, Managing Member of La Canada Investment Management, LLC, General Partner of La Canada.

6.
All shares reported as beneficially owned represent shares that may be acquired within 60 days pursuant to the exercise of outstanding options granted under the ICG Communications, Inc. Year 2002 Stock Option Plan.

7.
All shares reported as beneficially owned represent shares that may be acquired within 60 days pursuant to the exercise of outstanding options granted under the ICG Communications, Inc. Directors' Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Senior Subordinated Term Loan and Related Warrants

        Pursuant to the Modified Plan, Cerberus arranged our $25 million senior subordinated term loan, all of the proceeds of which were distributed pro rata to the holders of our pre-petition secured notes. The senior subordinated term loan, which was prepaid pursuant to its terms following the completion of the Qwest transaction, had the following terms:

  •
  subordinated to the secured notes;

  •
  secured by liens, which were junior to the liens securing the then-outstanding secured notes, on substantially all of our assets;

  •
  4-year maturity; and

  •
  interest rate of 14% per annum.

        Madeleine L.L.C., a lender under the senior subordinated term loan, received warrants to purchase a total of 426,316 additional shares of common stock which are beneficially owned by Stephen Feinberg, a selling stockholder and the beneficial owner of more than 5% of our common stock. See "Security Ownership of Certain Beneficial Owners and Management." In addition, as a result of the Qwest transaction, we prepaid to Madeleine L.L.C. $22.5 million in principal and all accrued interest due to Madeleine L.L.C. under our senior subordinated term loan. See "Liquidity and Capital Resources—Prepayment of Secured Notes and Senior Subordinated Term Loan."

Nomination Rights to Board of Directors

        Our Restated By-Laws, which were adopted in connection with the Modified Plan, provide that under certain conditions that are currently satisfied Huff and Cerberus and their respective affiliates each have the right to require us to nominate two individuals for election to our Board of Directors. Further, Cerberus has the right to appoint one non-voting, non-participating observer to our Board of Directors. Accordingly, Cerberus required us to nominate Timothy F. Price and John A. Scarpati, and both were elected and currently serve as members of our Board of Directors. Huff required us to nominate William J. Connors and Joseph R. Thornton, and both were elected and currently serve as members of our Board of Directors. Mr. Connors and Mr. Thornton are both currently employed by Huff. Furthermore, in connection with the Modified Plan, we entered into a letter agreement with Huff, dated as of July 25, 2002, pursuant to which Huff will cause one or more of the individuals who were nominated for election to our Board of Directors by Huff, as described above, to resign from our Board of Directors upon a specified reduction in the percentage of our common stock that they control. See "Executive Compensation—Election of Directors."

Registration Rights Agreement

        Madeleine L.L.C. and Huff entered into a registration rights agreement with us at the time of our emergence from bankruptcy which gives them certain registration rights with respect to the shares of our common stock owned by them.

        Under the terms of the registration rights agreement, the above holders are entitled to demand up to five total registrations with respect to our securities, provided the securities to be registered in any such registration either equal a minimum of $5,000,000 aggregate offering price to the public or the requested registration constitutes all of such holder's registrable securities. We are required to register all shares of our common stock currently owned or subsequently acquired by these holders. The registration rights agreement also provides these holders with unlimited "piggyback" registration rights for securities owned by them, which gives them the right to include the securities they own in registration statements in which we are registering securities for sale on our behalf or on behalf of other holders of our securities. Although we will be responsible for all expenses incurred in connection with any registration offered pursuant to the registration rights agreement, we will not be responsible for applicable underwriting discounts, selling commissions or stock transfer taxes incurred by the holders or for the expenses of more than one counsel for all such holders. The registration rights agreement also includes customary indemnification and contribution provisions.

Indemnification Agreements

        In March of 2003, we entered into indemnification agreements with each of our directors. The indemnification agreements require us to indemnify our directors to the fullest extent permitted by law and require us to advance the expenses incurred by such directors as a result of any threatened claims or proceedings brought against them as to which they could be indemnified, subject to applicable law.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

        The Audit Committee of our Board of Directors is responsible for the appointment, compensation and oversight of the work of our independent public accountant. Pursuant to the Audit Committee's charter, the Audit Committee pre-approves all auditing and permissible non-auditing services provided by our independent auditor. Approval of audit and permissible non-audit services may also be delegated to one or more designated members of the Committee, and the person(s) granting such approval is required to report such approval to the full Committee at the next scheduled meeting.

Independent Auditor Fees

        We have engaged KPMG LLP to be our independent accountant. Fees billed to the Company by KPMG LLP for services rendered during fiscal year 2002 and 2003 were as follows:

	2002	2003
	(in thousands)
Audit fees:(1)	$562,000	$534,000
Audit-related fees:(2)	202,000	—
Tax fees:(3)	264,000	159,000
All other fees:(4)	30,000	—

        For purposes of the preceding table, the professional fees are classified as follows:

  (1)
  Audit Fees—These fees were for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements included in our Form 10-Q filings, services that are normally provided by our independent accountant in connection with statutory and regulatory filings or engagements, and services that generally only our independent accountant reasonably can provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

  (2)
  Audit-related fees were primarily related to KPMG LLP's consultations with the Company in regard to the implementation of new accounting methods, including Fresh Start reporting, and for other services related to the Company's filing and emergence from Chapter 11 bankruptcy.

  (3)
  Tax Fees—These are fees for all professional services performed by professional staff in our independent accountant's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice.

  (4)
  Other fees relate to non-auditing support services provided in conjunction with the Company's bankruptcy proceedings, including assistance with bankruptcy filings and responding to information requests by the Company's creditors and the Company's unsecured Creditors' Committee.

        SEC rules effective as of May 6, 2003 require our Audit Committee to pre-approve all auditing and permissible non-auditing services provided by our independent auditor (with certain limited exceptions). Since the effective date of these rules, our Audit Committee approved in advance all of the services performed by KPMG LLP, as described above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2004.

ICG COMMUNICATIONS, INC.
Date: April 30, 2004	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY R. PEARL Jeffrey R. Pearl	Interim Chief Executive Officer	April 30, 2004
/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 30, 2004

ICG COMMUNICATIONS, INC.
INDEX TO EXHIBITS

Exhibit No.	Document
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	Section 1350 Certifications

QuickLinks

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
ICG COMMUNICATIONS, INC. INDEX TO EXHIBITS