Form 10-Q
period 2004-03-31
ICG COMMUNICATIONS INC /DE/
filed 2004-05-17
CIK 1013240

Use these links to rapidly review the document
Table of Contents
PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

        Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        As of May 4, 2004, 8,000,000 shares of ICG Communications, Inc. common stock, $0.01 par value, were deemed issued and outstanding for financial reporting purposes, of which 7,839,338 had actually been distributed to stockholders.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2003	March 31, 2004
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$38,079	$27,921
Restricted cash, current	1,905	—
Trade receivables, net of allowance of $7.0 million and $5.7 million at December 31, 2003 and March 31, 2004, respectively	20,536	20,828
Other receivables	2,805	4,472
Prepaid expenses	7,339	7,765
Assets held for sale, current	—	1,878

Total current assets	70,664	62,864
Property and equipment, net (note 3)	112,152	109,307
Restricted cash, non-current	4,848	4,861
Deposits	5,214	3,511

Total Assets	$192,878	$180,543

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,586	$12,032
Accrued liabilities	34,268	33,589
Restructuring accruals (note 4)	3,634	3,512
Capital lease obligations, current portion	700	655
Long-term debt, current portion	10,702	10,366
Deferred revenue	13,445	13,430

Total current liabilities	69,335	73,584
Long-term liabilities:
Capital lease obligations	79,678	79,029
Long-term debt	7,162	6,375
Deferred revenue	10,768	9,322
Other long-term liabilities	4,815	5,324

Total liabilities	171,758	173,634

Commitments and contingencies (notes 1 and 4)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,000,000 shares deemed issued and outstanding for financial reporting purposes	80	80
Additional paid-in capital	82,509	82,509
Accumulated deficit	(61,469)	(75,680)

Total stockholders' equity	21,120	6,909

Total liabilities and stockholders' equity	$192,878	$180,543

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2003	2004
	(in thousands, except per share data)
Revenue	$100,227	$61,883

Operating costs and expenses:
Operating costs, excluding depreciation and amortization	61,738	46,872
Selling, general and administrative expenses	20,307	23,366
Depreciation and amortization	9,871	3,658
Other expense, net	13	59

Total operating costs and expenses	91,929	73,955

Operating income (loss)	8,298	(12,072)
Other income (expense):
Interest expense	(6,255)	(2,990)
Interest income	231	374
Other income, net	21	477

Total other expense, net	(6,003)	(2,139)

Net income (loss)	$2,295	$(14,211)

Net income (loss) per share:
Basic	$0.29	$(1.78)

Diluted	$0.27	$(1.78)

Weighted average number of shares outstanding:
Basic	8,000	8,000

Diluted	8,474	8,000

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(in thousands)
Balances at January 1, 2004	8,000	$80	$82,509	$(61,469)	$21,120
Net loss	—	—	—	(14,211)	(14,211)

Balances at March 31, 2004	8,000	$80	$82,509	$(75,680)	$6,909

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2003	2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$2,295	$(14,211)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities before reorganization items:
Depreciation and amortization	9,871	3,658
Other	1,538	694
Changes in operating assets and liabilities:
Receivables	(4,091)	(1,465)
Prepaid expenses	(849)	87
Accounts payable and accrued liabilities	5,082	4,852
Deferred revenue	(1,821)	(1,461)

Net cash provided (used) by operating activities before reorganization items	12,025	(7,846)

Reorganization items:
Change in post-petition restructuring accruals	(9,237)	(122)

Net cash used by reorganization items	(9,237)	(122)

Net cash provided (used) by operating activities	2,788	(7,968)

Cash flows from investing activities:
Acquisition of property and equipment	(14,300)	(3,503)
Change in prepaid expenses, accounts payable and accrued liabilities for acquisition of property and equipment	350	653
Proceeds from disposition of property, equipment and other assets	82	62
Decrease in restricted cash	110	1,893
Decrease (increase) in long-term deposits	(24)	1,704
Payment of asset retirement obligations	—	(34)

Net cash provided (used) by investing activities	(13,782)	775

Cash flows from financing activities:
Principal payments on capital lease obligations	$(335)	$(1,329)
Principal payments on long-term debt	(1,266)	(1,636)

Net cash used by financing activities	(1,601)	(2,965)

Net decrease in cash and cash equivalents	(12,595)	(10,158)
Cash and cash equivalents, beginning of period	50,729	38,079

Cash and cash equivalents end of period	$38,134	$27,921

Supplemental disclosure of cash flows information:
Cash paid for interest	$4,169	$2,266

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Increase in property and equipment and asset retirement obligations, resulting from the Company's adoption of the provisions of SFAS 143 on January 1, 2003	$2,531	$—

Reduction in property and equipment and capital lease obligations, resulting from the renegotiation of contractual terms, effective January 1, 2003	$3,233	$—

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Description of Business

        ICG Communications, Inc., a Delaware corporation, and its subsidiaries are collectively referred to as "ICG" or the "Company". The Company provides voice, data and Internet communication services. Headquartered in Englewood, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure to offer:

  •
  Converged and Data Services, which include services that were classified under the "Corporate Services" category in our filings for periods prior to January 1, 2004. Such services include VoicePipeTM, iConvergeTM, Dedicated Internet Access and conferencing.

  •
  Voice Services, which include services that were primarily classified under the "Corporate Services" category in our filings for periods prior to January 1, 2004. Such services include long-distance, digital trunks and business lines. In addition, Signaling System 7 services, currently included in this category, were previously classified under the "Point-to-Point Broadband" category. Finally, primary rate interface—two way services, currently included in this category, were previously classified under the "Dial-Up" category.

  •
  Private Line Services, which were previously classified under the "Point-to-Point Broadband" category in our filings for periods prior to January 1, 2004, consist of local and intercity dedicated facilities.

  •
  Dial-Up Services, which include services that were classified under the "Dial-Up" category in our filings for periods prior to January 1, 2004. Such services include remote access service and primary rate interface—inbound service.

  •
  Inter-Carrier Compensation, which includes services that were classified under the "Reciprocal Compensation" category in our filings for periods prior to January 1, 2004. In addition, Inter-Carrier Compensation includes switched access service (previously classified under the "Point-to-Point Broadband" category) and carrier access billed service (previously classified under the "Corporate Services" category).

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

        As more fully described under "Management's Discussion and Analysis—Liquidity and Capital Resources", the Company has suffered recurring operating losses, primarily due to the elimination of cash flow generated by providing dial-up services to Qwest Communications, Inc. ("Qwest"). In addition, the Company sold its remote access service contracts to Level 3 Communications, Inc. ("Level 3"), as discussed in note 6, which will negatively impact future operating results.

        The Company's independent auditors, KPMG LLP, issued a going concern opinion modification in their report dated April 1, 2004 on the Company's consolidated financial statements for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K, stating that its recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming it will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

        Due to the elimination of cash flow that was generated by providing dial-up services to Qwest and from the Company's remote access service, we expect that the Company will incur significant future losses and negative cash flow. As of March 31, 2004, the Company had total current assets of approximately $63 million, including cash and cash equivalents of approximately $28 million, and current liabilities of approximately $74 million. In addition, the Company received $25 million of proceeds from the Level 3 transaction on April 1, 2004. Based on the Company's current operations, the Company likely will not have sufficient liquidity to fund ongoing operations beyond the end of the third quarter of this year, as the Company continues to generate negative cash flow from operations. Moreover, the Company's ability to fund continuing operations through that timeframe could be further adversely affected by various circumstances, including an increase in customer churn, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable and other circumstances outside of the Company's immediate and direct control.

        In light of the Company's current operating results and the amount of funding required to conduct its operations, management believes that additional financing from the capital markets is not likely to be available. Accordingly, there can be no assurance that ICG will continue as a going concern and may need to seek relief under federal bankruptcy protection as described below.

        In light of the Company's liquidity situation as described above, as previously disclosed, in the first quarter of 2004, the Company engaged Lehman Brothers and Pachulski, Stang, Ziehl, Young, Jones & Weintraub as financial and legal advisors, respectively, to assist it in exploring strategic alternatives. Such strategic alternatives may include, among other things, strategic alliances, business combinations or sales of all or a substantial part of ICG's assets.

        ICG and its advisors are actively engaged in discussions with numerous parties regarding possible business combinations and/or sales of ICG's assets. Although management cannot predict the outcome of these discussions, the Company may seek to enter into a transaction in the near future to avoid exhausting its remaining cash balances. It is also possible that such a transaction could be consummated in conjunction with a filing for protection under Chapter 11 of the federal bankruptcy laws. There can be no assurances, however, as to when such a transaction might be consummated, if at all, nor can there be any assurances regarding the potential impact of such a transaction on ICG's stakeholders. In the event that such a transaction is not entered into in the near future, it is likely that ICG will be required to seek protection under Chapter 11 of the federal bankruptcy laws and there can be no assurances regarding the impact of such a process on ICG's stakeholders. The Company continues to explore all available alternatives as of the date of this filing.

(2) Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying interim unaudited financial statements should be read in conjunction with ICG's Annual Report on Form 10-K for the year ended December 31, 2003, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the Company's interim financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation. Operating results for the three months ended March 31, 2004 are not indicative of the results that may be expected for the fiscal year ending December 31, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

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

  Revenue Recognition

        The Company's revenue was generated from the following products and services:

	Three months ended March 31,
	2003		2004
	$	%	$	%
	(dollar amounts in thousands)
Converged and Data Services	1,713	2	2,451	4
Voice Services	11,020	11	8,840	15
Private Line Services	20,159	20	20,556	33
Dial-Up Services	52,228	52	23,662	38
Inter-Carrier Compensation	15,107	15	6,374	10

	100,227	100	61,883	100

  Net Income (Loss) Per Share

        The Company's weighted average outstanding common shares were used in calculating basic and diluted net loss per share for the three months ended March 31, 2004. No potential common shares such as options or warrants were included in the calculation, as their effect would have been anti-dilutive. For the three months ended March 31, 2003, the Company's outstanding dilutive options and warrants, as well as the weighted average outstanding common shares, were included in the calculation of diluted net income per share.

        Set forth below is a reconciliation of the basic and diluted earnings (loss) per share for the three months ended March 31, 2003 and 2004:

	Three months ended March 31,
	2003	2004
	(in thousands, except per share data)
Net income (loss)	$2,295	(14,211)

Weighted average number of shares deemed outstanding for financial reporting purposes:
Basic	8,000	8,000

Plus:
Warrants	473	—
Options	1	—

Diluted	8,474	8,000

Net income (loss) per share:
Basic	$0.29	$(1.78)

Diluted	$0.27	$(1.78)

Common stock instruments outstanding at the end of the period and excluded from the computation, as their effect would be anti-dilutive:
Warrants	1,000	1,474
Options	702	748

	1,702	2,222

  Stock-Based Compensation

        The Company accounts for its stock-based employee and non-employee director compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB 25"). Stock-based instruments issued to third parties are accounted for in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

        The Company has recorded no compensation expense for the stock options granted under its employee stock option plan for the periods presented pursuant to the intrinsic value based method of APB 25. The following table illustrates the effect on net income (loss) and net income (loss) per share for the three months ended March 31, 2003 and 2004, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended March 31,
	2003	2004
Net income (loss):
As reported	$2,295	$(14,211)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(476)	(187)

Pro forma	$1,819	$(14,398)

	Three months ended March 31,
	2003		2004
	As reported	Pro forma	As reported	Pro forma
Net income per share:
Basic	$0.29	$0.23	$(1.78)	$(1.80)

Diluted	$0.27	$0.21	$(1.78)	$(1.80)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: option life of 5 years, volatility of 60%, risk-free interest rate ranging from 2.7% to 3.0%, and no dividends.

        The following table summarizes the status of the Company's stock option plans:

	Shares underlying options	Weighted average exercise price
Outstanding at December 31, 2003	701,010	$9.24
Granted	130,000	6.20
Cancelled	(83,000)	9.48

Outstanding at March 31, 2004	748,010	$8.69

(3) Property and Equipment

        Property and equipment, including assets held under capital leases, was comprised of the following:

	December 31, 2003	March 31, 2004
	(in thousands)
Buildings and Improvements	$27,590	$27,590
Machinery and equipment	1,609	1,609
Fiber optic equipment	8,504	8,784
Circuit switch equipment	22,258	21,268
Packet switch equipment	5,334	2,677
Fiber optic network	45,123	45,123
Site improvements	—	7
Construction in progress	561	3,622
Assets held for sale	1,173	1,173

	112,152	111,853
Less accumulated depreciation	—	(2,546)

	$112,152	$109,307

        At March 31, 2004, property and equipment included $4.8 million of equipment that was not being depreciated, which consisted of $3.6 million classified as construction in progress that had not been placed in service and $1.2 million that was being held for sale.

(4) Commitments and Contingencies

        The Company emerged from bankruptcy on October 10, 2002. However, certain post-confirmation proceedings continue in the Bankruptcy Court relating to pre-petition claims filed by creditors, administrative claims and claims for damages on rejected executory contracts. As of March 31, 2004, the Company's balance sheet included $3.5 million in estimated accrued liabilities for the settlement of such claims.

(5) Major Customers

        A significant amount of the Company's revenue has historically been derived from long-term contracts with certain large customers, including Qwest Communications, Inc. ("Qwest") and MCI, Inc. ("MCI"), successor by merger to WorldCom, Inc. On September 30, 2003, ICG executed an agreement (the "Qwest Agreement") with Qwest. In accordance with the Qwest Agreement, ICG ceased providing dial-up services to Qwest by December 31, 2003. In the first quarter of 2003, ICG recorded $24.6 million of revenue in connection with the provision of such dial-up services to Qwest. As of

March 31, 2004, the Company had $0.9 million in net trade receivables due from MCI. Revenue amounts for the Company's major customers are summarized in the table below:

	Three months ended March 31,
	2003	2004
	(in percent of total revenue)
Qwest	30	2
MCI	12	10

(6) Subsequent Event

        On April 1, 2004, the Company closed an agreement with Level 3 Communications, Inc., or Level 3, whereby Level 3 agreed to pay the Company $35 million in cash in consideration for the right to provide remote access service to ICG's customers, $25 million of which was paid at closing, $5 million of which will be paid on July 1, 2004 and $5 million of which will be paid on October 1, 2004, subject to ICG's performance under a transition services agreement. The revenue from the customers began to accrue to the benefit of Level 3 on April 1, 2004. The Company expects to complete the transition of the Company's remote access service customers from ICG's network to Level 3's network no later than October 1, 2004, during which time Level 3 will reimburse ICG for certain costs of supporting the remote access service customers in accordance with the agreement.

        Revenue generated from the remote access service contracts sold to Level 3 accounted for approximately 32% of the Company's first quarter 2004 revenue. After completing the Level 3 transaction, the Company will no longer provide or support remote access service, which will allow the Company to eliminate certain fixed and semi-fixed operating costs.

        This sale represents the assignment of customer contracts and the future cash flows associated with them. While there are approximately $2 million of network assets, net of accumulated depreciation, directly attributable to providing remote access service, the majority of costs cannot be segregated from network costs of providing other dial-up services. As a result, the Company expects to record a gain on the sale of the remote access service contracts of approximately $33 million. See "Management's Discussion and Analysis—Level 3 Agreement" for information about the expected future financial impact of the Level 3 transaction on ICG.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context otherwise requires, the term "ICG", "we", "us" or "our" means the combined business operations of ICG Communications, Inc. and its subsidiaries. All dollar amounts are in U.S. dollars. The Management's Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this Quarterly Report contain "forward-looking statements" intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements include words such as "intends," "anticipates," "expects," "estimates," "plans," "believes" and other similar words. Additionally, statements that describe ICG's future plans, objectives or goals also are forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. We do not intend to update or revise these forward-looking statements to reflect future events or developments.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. All dollar amounts are in U.S. dollars.

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

        In September 2003 we terminated early four dial-up data services agreements with Qwest Communications Corporation, or Qwest, formerly our largest customer, in exchange for a cash payment from Qwest of approximately $106.8 million, which included payment of approximately $31.0 million for dial-up data services provided and to be provided by us under the agreements during the six months ended December 31, 2003, and approximately $75.8 million of early termination revenue.

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

        On April 1, 2004, we closed an agreement with Level 3 Communications, Inc., or Level 3, whereby Level 3 agreed to pay us approximately $35 million in cash in consideration for the right to provide remote access service to our customers, $25 million of which was paid at closing, $5 million of which will be paid on July 1, 2004 and $5 million of which will be paid on October 1, 2004 subject to ICG's performance under a transition services agreement. The revenue from the customers began to accrue to the benefit of Level 3 on April 1, 2004. We expect to complete the transition of our remote access service customers from our network to Level 3's network no later than October 1, 2004, during which time Level 3 will reimburse ICG for certain costs of supporting the remote access service customers in accordance with the agreement.

        We have also agreed, pursuant to a Non-Disclosure, Non-Competition and Non-Solicitation agreement between us and Level 3, not to compete against Level 3 in providing dial-up Internet access to Internet service providers and their customers for a period of 3 years from April 1, 2004. This non-competition agreement does not apply to our direct Internet access and primary rate interface businesses.

        Our independent auditors, KPMG LLP, issued a going concern opinion modification in their report dated April 1, 2004 on our consolidated financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K, stating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

        Due to the elimination of cash flow that was generated by providing dial-up services to Qwest and from our remote access service, we expect that we will incur significant future losses and negative cash flow. As of March 31, 2004, we had total current assets of approximately $63 million, including cash and cash equivalents of approximately $28 million, and current liabilities of approximately $74 million. In addition, we received $25 million of proceeds from the Level 3 transaction on April 1, 2004. Based on our current operations, we likely will not have sufficient liquidity to fund ongoing operations beyond the end of the third quarter of this year, as we continue to generate negative cash flow from operations. Moreover, our ability to fund continuing operations through that timeframe could be further adversely affected by various circumstances, including an increase in customer churn, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable and other circumstances outside of our immediate and direct control.

        In light of our current operating results and the amount of funding required to conduct our operations, we believe that additional financing from the capital markets is not likely to be available. Accordingly, there can be no assurance that we will continue as a going concern and may need to seek relief under federal bankruptcy protection as described below.

        In light of our liquidity situation as described above, as previously disclosed, in the first quarter of 2004, we engaged Lehman Brothers and Pachulski, Stang, Ziehl, Young, Jones & Weintraub as financial and legal advisors, respectively, to assist us in exploring strategic alternatives. Such strategic alternatives may include, among other things, strategic alliances, business combinations or sales of all or a substantial part of ICG's assets.

        ICG and its advisors are actively engaged in discussions with numerous parties regarding possible business combinations and/or sales of ICG's assets. Although we cannot predict the outcome of these discussions, we may seek to enter into a transaction in the near future to avoid exhausting our remaining cash balances. It is also possible that such a transaction could be consummated in conjunction with a filing for protection under Chapter 11 of the federal bankruptcy laws. There can be no assurances, however, as to when such a transaction might be consummated, if at all, nor can there be any assurances regarding the potential impact of such a transaction on ICG's stakeholders. In the event that such a transaction is not entered into in the near future, it is likely that ICG will be required to seek protection under Chapter 11 of the federal bankruptcy laws and there can be no assurances regarding the impact of such a process on ICG's stakeholders. We continue to explore all available alternatives as of the date of this filing.

        On November 30, 2003, Randall E. Curran, our former Chairman of the Board of Directors and Chief Executive Officer, ceased his employment, and our Board of Directors named Mr. Jeffrey R. Pearl as Interim Chief Executive Officer. Mr. Pearl is expected to continue to serve in this capacity until a permanent replacement is found.

LIQUIDITY AND CAPITAL RESOURCES

Qwest Agreement

        On September 30, 2003, Qwest agreed to pay us an aggregate of approximately $106.8 million in cash to terminate early four dial-up data services agreements Qwest had entered into with us and to pay in full to us all unpaid service fees attributable to those agreements through the end of 2003. In accordance with the Qwest agreement, substantially all of the Qwest dial-up data services were disconnected from our network by December 31, 2003.

        The $106.8 million payment under the Qwest agreement was received on October 2, 2003 and was comprised of the $75.8 million of early termination revenue in consideration of the early termination of the Qwest dial-up services agreements, and $31.0 million of dial-up services revenue for services provided between June 30, 2003 and December 31, 2003.

Prepayment of Secured Notes and Senior Subordinated Term Loan

        The terms of our secured notes and senior subordinated term loan required us to prepay the entire amount outstanding under such indebtedness upon the completion of the Qwest transaction described above. Therefore, on or about October 7, 2003, we utilized approximately $81.2 million of the Qwest proceeds from the Qwest transaction to pay in full the outstanding balances of our secured notes and senior subordinated term loan. Upon repayment in full of such indebtedness, $42.1 million of cash held in a cash collateral account for the benefit of the lenders was released to us. The remaining proceeds from the Qwest transaction and the cash released from the collateral account were utilized for working capital and general corporate purposes.

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

Level 3 Agreement

        On April 1, 2004, we closed an agreement with Level 3, whereby Level 3 agreed to pay us approximately $35 million in cash in consideration for the right to provide remote access service to our customers, $25 million of which was paid at closing, $5 million of which will be paid on July 1, 2004 and $5 million of which will be paid on October 1, 2004 subject to ICG's performance under a transition services agreement. The revenue from the customers began to accrue to the benefit of Level 3 on April 1, 2004. We expect to complete the transition of our remote access service customers from our network to Level 3's network no later than October 1, 2004, during which time Level 3 will reimburse ICG for certain costs of supporting the remote access service customers in accordance with the agreement.

        This sale represents the assignment of customer contracts and the future cash flows associated with them. We sold approximately $2 million of network assets, net of accumulated depreciation, directly attributable to providing remote access service. The majority of costs of providing remote access service cannot be segregated from network costs of providing other dial-up services.

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

        Proceeds from the Level 3 transaction are critical to easing our short-term liquidity issue because they provide immediate cash to fund our operations. However, the Level 3 transaction will have a negative impact on our future revenue, operating results and cash flow. The table below shows a reconciliation of "As reported" and "Pro Forma" revenue for the first quarter of 2004; the latter represents the amount of revenue we would have generated had the Level 3 transactions been completed as of December 31, 2003:

	As Reported	Level 3 Transaction	Pro Forma
Converged and Data Services	2,451	—	2,451
Voice Services	8,840	—	8,840
Private Line Services	20,556	—	20,556
Dial-Up Services	23,662	(17,536)	6,126
Inter-Carrier Compensation	6,374	(2,119)	4,255

Total revenue	61,883	(19,655)	42,228

        We believe that in the first quarter of 2004 we could have eliminated approximately $8.4 million of operating costs (excluding depreciation and amortization) that we incurred to support the remote access service business, had the Level 3 transaction been completed as of December 31, 2003. Another $3 million of operating costs (excluding depreciation and amortization) was incurred to support the remote access service business in the first quarter of 2004, but could not have been eliminated because of contractual commitments. In addition to the operating costs noted above, we incurred approximately $4 million of costs that will be eliminated, redirected or reduced after the transition of the customers to Level 3. During the transition of our remote access service customers from our network to Level 3's network, which we expect to complete by October 1, 2004, Level 3 will reimburse ICG for its costs of supporting the remote access service business. After the transition to Level 3, ICG will be contractually committed to pay between $11 million and $14 million, depending on the actual timing of the transition to Level 3 through the expiration of these commitments. Of the amount we are contractually committed to pay, approximately $3 million to $6 million will be due in 2004 and $8 million will be due primarily in 2005 and 2006.

Impact of the Transactions on Liquidity and Ability to Continue as a Going Concern

        Our independent auditors, KPMG LLP, issued a going concern opinion modification in their report dated April 1, 2004 on our consolidated financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K, stating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

        Due to the elimination of cash flow that was generated by providing dial-up services to Qwest and from our remote access service, we expect that we will incur significant future losses and negative cash flow. As of March 31, 2004, we had total current assets of approximately $63 million, including cash and cash equivalents of approximately $28 million, and current liabilities of approximately $74 million. In addition, we received $25 million of proceeds from the Level 3 transaction on April 1, 2004. Based on our current operations, we likely will not have sufficient liquidity to fund ongoing operations beyond the end of the third quarter of this year, as we continue to generate negative cash flow from operations. Moreover, our ability to fund continuing operations through that timeframe could be further adversely affected by various circumstances, including an increase in customer churn, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable and other circumstances outside of our immediate and direct control.

        In light of our current operating results and the amount of funding required to conduct our operations, we believe that additional financing from the capital markets is not likely to be available. Accordingly, there can be no assurance that we will continue as a going concern and may need to seek relief under federal bankruptcy protection as described below.

Available Strategic Alternatives

        In light of our liquidity situation as described above, as previously disclosed, in the first quarter of 2004, we engaged Lehman Brothers and Pachulski, Stang, Ziehl, Young, Jones & Weintraub as financial and legal advisors, respectively, to assist us in exploring strategic alternatives. Such strategic alternatives may include, among other things, strategic alliances, business combinations or sales of all or a substantial part of ICG's assets.

        ICG and its advisors are actively engaged in discussions with numerous parties regarding possible business combinations and/or sales of ICG's assets. Although we cannot predict the outcome of these discussions, we may seek to enter into a transaction in the near future to avoid exhausting our remaining cash balances. It is also possible that such a transaction could be consummated in conjunction with a filing for protection under Chapter 11 of the federal bankruptcy laws. There can be no assurances, however, as to when such a transaction might be consummated, if at all, nor can there be any assurances regarding the potential impact of such a transaction on ICG's stakeholders. In the event that such a transaction is not entered into in the near future, it is likely that ICG will be required to seek protection under Chapter 11 of the federal bankruptcy laws and there can be no assurances regarding the impact of such a process on ICG's stakeholders. We continue to explore all available alternatives as of the date of this filing.

Other Liquidity Items

        Debt totaling $16.7 million as of March 31, 2004 consisted primarily of notes issued to vendors and taxing authorities. The notes have annual interest rates that range from 1.6% to 10%, and a weighted average interest rate at March 31, 2004 of 6.0%. The maturity dates of the notes range from 2004 through 2008. Principal and interest are generally payable monthly. Approximately $3.3 million of debt payable to taxing authorities has yet to be formally documented with a note, but is expected to be in the near future. Certain taxing authorities that hold notes with an aggregate outstanding principal balance at March 31, 2004, of approximately $1.5 million have a security interest in ICG's property within these taxing authorities' specific jurisdictions.

Assessment of Risks and Uncertainties

Risks Related to Our Company

        We are subject to a number of significant risks. The telecommunications industry contains many inherent risks, and ICG faces risks specific to its own operations. These risks include, but are not limited to the following:

        As a result of the Qwest and Level 3 transactions and our negative cash flow, our liquidity has been significantly impaired, we may not have sufficient cash to meet our ongoing operational and capital obligations, and our viability as a going concern is not assured

        Our independent auditors, KPMG LLP, issued a going concern opinion modification in their report dated April 1, 2004 on our consolidated financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K, stating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

        Due to the elimination of cash flow that was generated by providing dial-up services to Qwest and from our remote access service, we expect that we will incur significant future losses and negative cash flow. As of March 31, 2004, we had total current assets of approximately $63 million, including cash and cash equivalents of approximately $28 million, and current liabilities of approximately $74 million. In addition, we received $25 million of proceeds from the Level 3 transaction on April 1, 2004. Based on our current operations, we likely will not have sufficient liquidity to fund ongoing operations beyond the end of the third quarter of this year, as we continue to generate negative cash flow from operations. Moreover, our ability to fund continuing operations through that timeframe could be further adversely affected by various circumstances, including an increase in customer churn, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable and other circumstances outside of our immediate and direct control.

        In light of our current operating results and the amount of funding required to conduct our operations, we believe that additional financing from the capital markets is not likely to be available. Accordingly, there can be no assurance that we will continue as a going concern and may need to seek relief under federal bankruptcy protection as described below.

        As a result of the uncertainty surrounding our ability to continue as a going concern, we are evaluating strategic alternatives available to us; it is possible that such a transaction could be consummated in conjunction with a filing for protection under Chapter 11 of the federal bankruptcy laws

        In light of our liquidity situation as described above, as previously disclosed, in the first quarter of 2004, we engaged Lehman Brothers and Pachulski, Stang, Ziehl, Young, Jones & Weintraub as financial and legal advisors, respectively, to assist us in exploring strategic alternatives. Such strategic alternatives may include, among other things, strategic alliances, business combinations or sales of all or a substantial part of ICG's assets.

        ICG and its advisors are actively engaged in discussions with numerous parties regarding possible business combinations and/or sales of ICG's assets. Although we cannot predict the outcome of these discussions, we may seek to enter into a transaction in the near future to avoid exhausting our remaining cash balances. It is also possible that such a transaction could be consummated in conjunction with a filing for protection under Chapter 11 of the federal bankruptcy laws. There can be no assurances, however, as to when such a transaction might be consummated, if at all, nor can there be any assurances regarding the potential impact of such a transaction on ICG's stakeholders. In the event that such a transaction is not entered into in the near future, it is likely that ICG will be required to seek protection under Chapter 11 of the federal bankruptcy laws and there can be no assurances regarding the impact of such a process on ICG's stakeholders. We continue to explore all available alternatives as of the date of this filing.

Our business may be adversely impacted if we are not able to attract and retain qualified management and employees

        On November 30, 2003, Randall E. Curran, our former Chairman of the Board of Directors and Chief Executive Officer, ceased his employment, and our Board of Directors named Mr. Jeffrey R. Pearl as Interim Chief Executive Officer. Mr. Pearl is expected to continue to serve in this capacity until a permanent replacement is found. We are highly dependent on the services of our management and other key personnel. The loss of the services of key personnel could cause us to make less successful strategic decisions, which could hinder the introduction of new services or make us less prepared for technological or marketing problems, which could, in turn, reduce our ability to serve our customers or lower the quality of our services. We believe that a critical component of our success will be the timely hiring and retention of key personnel. If we fail to attract and retain key personnel, our ability to generate revenue, operate our business, obtain financing and compete could be adversely affected.

Our Board of Directors is controlled by two stockholders; their interests may conflict with each other and the interests of other stockholders

        Currently, W.R. Huff Asset Management Co., L.L.C. and its affiliates, referred to herein as Huff, and Cerberus Capital Management, L.P. and its affiliates, referred to herein as Cerberus, beneficially own approximately 17% and 16%, respectively, of our voting securities, and as a result they have significant voting power with regard to all matters requiring shareholder action. They also control our Board of Directors. Pursuant to our plan of reorganization, our Amended and Restated Certificate of Incorporation and our Restated By-laws, our Board of Directors is comprised of five directors, with ICG currently being obligated to nominate for election (in connection with any meeting of or written consent solicited from our stockholders called for the purpose of electing directors) two individuals designated by Cerberus, two individuals designated by Huff and the individual acting as our Chief Executive Officer. The number of directors comprising our Board may only be increased above five by the affirmative vote of all but one of the directors then in office. Additionally, the provisions of our Restated By-Laws regarding each of Huff's and Cerberus' director nomination rights may not be amended, altered or repealed without their prior consent unless Cerberus, with respect to its director nominees, and Huff, with respect to its director nominees, in each instance, beneficially owns less than 1% of our shares of common stock at the time of the amendment.

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

A significant portion of our revenue is derived from a small number of large customers and we may not be able to retain them on profitable terms

        A significant amount of our revenue has been derived from contracts with certain large customers. In the first quarter of 2004, three customers each represented more than 5% of our revenue: MCI and two large national Internet service providers, which we are unable to name due to confidentiality provisions in their service contracts. Revenue from the top three customers accounted for approximately 31% of our first quarter 2004 revenue.

        As discussed above, we executed an agreement with Level 3 in April 2004 and, as a result, we will no longer provide remote access service, which will eliminate all revenue from the two large Internet service providers.

        After the completion of the Level 3 transaction, MCI will become our largest customer, with 15% of ongoing pro forma revenue (which represents first quarter 2004 revenue, excluding remote access service revenue). We have two main service agreements with MCI. The first agreement, under which we provide primary rate interface services to MCI, expires September 30, 2004 and, upon expiration, will automatically renew on a month-to-month basis unless either party provides written notice to the other party of its intent to terminate the agreement. ICG must provide 120 days notice of termination and MCI must provide 30 days prior notice. Approximately 43% of our first quarter 2004 revenue from MCI was generated in connection with this agreement. The second agreement, under which we provide private line and switched access services to MCI, expired March 17, 2003. Upon expiration, this agreement automatically renews for 1-year periods unless terminated by either party upon written notice not less than 60-days prior to the expiration of the then-current term. As such, the current term expires March 17, 2005. Approximately 47% of our first quarter 2004 revenue from MCI was generated in connection with this agreement. The remainder of the MCI revenue is generated in connection with other service and interconnection agreements.

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

Our success is dependent upon maintaining good commercial relationships with our suppliers, which may be adversely impacted by uncertainty regarding our financial condition

        We rely, in part, on other telecommunications service providers to provide us with voice and data communications capacity via leased telecommunications lines. If our current suppliers become increasingly concerned about our financial condition, they may in the future be unwilling to provide or expand their current levels of service to us, demand accelerated payments or refuse to extend us normal trade credit, any of which could adversely affect our commercial relationships with our suppliers, our cash conservation measures and our results of operations. Although additional capacity is available from alternate suppliers, there can be no assurance that we could obtain substitute capacity from other providers at reasonable prices and in a timely fashion if our current providers ceased doing business with us. Our failure to obtain capacity on a timely basis and at reasonable prices from alternate service providers, if the need arises, could also adversely affect our business and financial condition.

Our reciprocal compensation revenue will likely decline as a result of government regulation

        Reciprocal compensation revenue is derived on a usage basis from terminating other carriers' traffic on our network. Reciprocal compensation rates for voice traffic are negotiated elements of inter-carrier compensation established pursuant to interconnection agreements between two parties. We have executed interconnection agreements with all regional bell operating companies and most other incumbent local exchange carriers. While the initial terms of some of those agreements have expired or are soon expiring, we are in the process of renegotiating and extending the terms of the interconnection agreements. Interconnection agreements with regional bell operating companies, from which we receive approximately 75% of our reciprocal compensation revenue, expire before June 30, 2004. We believe reciprocal compensation revenue remaining after the completion of the Level 3 transaction will be further reduced by approximately 50% in the third quarter of 2004 due to the elimination of compensation for Internet-bound traffic. Reciprocal compensation is discussed in more detail under "Business—Regulatory Activity—Reciprocal Compensation."

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

  •
  Implementing interconnection agreements with other carriers and addressing other regulatory matters; and

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

        Our independent auditors, KPMG LLP, issued a going concern opinion modification in their report dated April 1, 2004 on our consolidated financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K, stating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Revenue Recognition and Accounts Receivable

        We recognize revenue when the service is provided to the customer. Most revenue is billed in advance on a fixed rate basis. The remainder of revenue is billed in arrears on a transactional basis determined by customer usage. In the first quarter of 2004, approximately 25% of total revenue was earned on a transactional basis determined by customer usage. None of the Converged and Data Services or Private Line Services revenue, approximately 9% of Voice Services revenue, approximately 36% of Dial-Up Services revenue and approximately 92% of Inter-Carrier Compensation revenue was earned on a transactional basis determined by customer usage. Fees billed in connection with customer installations and other up-front charges are deferred and recognized as revenue ratably over the estimated average contract life.

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

Operating Costs and Accrued Liabilities

        We lease certain network facilities, primarily circuits, from other local exchange carriers to augment our owned infrastructure, for which we are generally billed a fixed monthly fee. We also use the facilities of other carriers for which we are billed on a usage basis. We recognize the cost of these facilities or services when services are provided in accordance with contractual requirements.

        We dispute incorrect billings. The most prevalent types of disputes include disputes for circuits that are not disconnected on a timely basis and usage bills with incorrect or inadequate call detail records. Depending on the type and complexity of the issues involved, it may take several quarters to resolve disputes. In determining the amount of such operating expenses and related accrued liabilities to reflect in its financial statements, we consider the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting such disconnect notices and disputes to the provider of the facilities, and compliance with its interconnection agreements with these carriers. Significant judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. We had approximately $9.6 million and $8.7 million of disputes outstanding as of December 31, 2003 and March 31, 2004, respectively, and had provided reserves against those disputes of approximately $4.0 million and $4.6 million for the respective periods.

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

        The estimated fair value of property and equipment balances as of December 31, 2003 was determined to be approximately $112 million. The fair value of the network assets was determined using several valuation techniques, including discounted cash flows, asset appraisals obtained in the fourth quarter of 2003 and the market value of companies with comparable characteristics as evidenced by recent transactions. The fair value of the ICG headquarters building was determined using a recent third party appraisal. In order to reduce property and equipment balances to the estimated fair value of $112 million, we recorded a non-cash impairment charge as of December 31, 2003, of approximately $89 million. The fair value of property and equipment was generally allocated to the individual assets using the recently obtained asset appraisals. The book value of the impaired assets at December 31, 2003, became the new cost basis of these assets. Subsequent depreciation of the new cost basis is being calculated based on the remaining estimated useful life of the assets.

RESULTS OF OPERATIONS

	Statement of Operations Data (unaudited)
	Three months ended March 31,
	2003		2004
	$	%	$	%
	($ values in thousands)
Revenue	100,227	100	61,883	100

Operating costs and expenses:
Operating costs, excluding depreciation and amortization	61,738	62	46,872	76
Selling, general and administrative expenses	20,307	20	23,366	38
Depreciation and amortization	9,871	10	3,658	6
Other expense, net	13	—	59	—

Total operating costs and expenses	91,929	92	73,955	120

Operating income (loss)	8,298	8	(12,072)	(20)

Other income (expense):
Interest expense	(6,255)	(6)	(2,990)	(5)
Interest income	231	—	374	1
Other income, net	21	—	477	1

Total other expense, net	(6,003)	(6)	(2,139)	(3)

Net income (loss)	2,295	2	(14,211)	(23)

	Statistical Data
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004
Full time employees	1,150	890	953	891	959
Access lines in service, in thousands(1)	937	862	736	283	296
Buildings connected:
On-net	908	904	905	913	915
Hybrid(2)	4,121	4,266	4,338	4,345	4,382

Total buildings connected	5,029	5,170	5,243	5,258	5,297
Operational switches:
Circuit	46	46	46	42	42
ATM	23	23	23	23	21
Total operational switches	69	69	69	65	63
Operational regional fiber route miles(3)	6,434	5,532	5,532	5,508	5,517
Operational regional fiber strand miles(4)	180,494	174,844	174,844	174,844	169,142
Collocations with ILECs	145	145	148	148	148

(1)
Access lines in service include only provisioned lines generating revenue.

(2)
Hybrid buildings connected represent buildings connected to our network via another carrier's facilities.

(3)
Regional fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of March 31, 2004, we had 5,517 regional fiber route miles, 3,481 of which were leased.

(4)
Regional fiber strand miles refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of March 31, 2004, we had 169,142 regional fiber strand miles, 30,270 of which were leased.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenue

	Three Months Ended March 31,
	2003		2004
	$	%	$	%	$ Change	% Change
	($ values in thousands)
Converged and Data Services	1,713	2	2,451	4	738	43%
Voice Services	11,020	11	8,840	15	(2,180)	(20%)
Private Line Services	20,159	20	20,556	33	397	2%
Dial-Up Services	52,228	52	23,662	38	(28,556)	(55%)
Inter-Carrier Compensation	15,107	15	6,374	10	(8,733)	(58%)

Total Revenue	100,227	100	61,883	100	(38,344)	(38%)

        Revenue decreased $38.3 million, or 38%, for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, primarily due to decreases in revenue earned from Dial-Up Services, Inter-Carrier Compensation and Voice Services of $28.6 million, $8.7 million and $2.2 million, respectively.

Converged and Data Services

        Converged and Data Services include services that were classified under the "Corporate Services" category in our filings for periods prior to January 1, 2004. Such services include VoicePipeTM, iConvergeTM, Dedicated Internet Access and conferencing. Revenue from Converged and Data Services increased $0.7 million, or 43%, for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003.

Voice Services

        Voice Services include services that were primarily classified under the "Corporate Services" category in our filings for periods prior to January 1, 2004. Such services include long-distance, digital trunks and business lines. In addition, Signaling System 7 services, currently included in this category, were previously classified under the "Point-to-Point Broadband" category. Finally, primary rate interface—two way services, currently included in this category, were previously classified under the "Dial-Up" category. Revenue from Voice Services decreased $2.2 million, or 20%, for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. This was due primarily to a $1.9 million, or 20%, decrease in monthly recurring charges, which was comprised of an 8% increase in lines in service, offset by a 28% decrease in revenue per line.

Private Line Services

        Private Line Services, which were previously classified under the "Point-to-Point Broadband" category in our filings for periods prior to January 1, 2004, consist of local and intercity dedicated facilities. Revenue from Private Line Services for the three months ended March 31, 2004, increased $0.4 million, or 2%, as compared to the three months ended March 31, 2003.

Dial-Up Services

        Dial-Up Services include services that were classified under the "Dial-Up" category in our filings for periods prior to January 1, 2004. Such services include remote access service and primary rate interface—inbound service. Revenue from Dial-Up Services decreased $28.6 million, or 55%, for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The loss of Qwest revenue, resulting from the September 2003 Qwest agreement, accounted for $24.6 million of the decrease. In addition, revenue from MCI decreased approximately $3.8 million, or 57%, primarily due to a contract renegotiation between MCI and ICG reached in May 2003. In addition, effective April 1, 2004, pursuant to the agreement with Level 3, revenue from providing remote access service, which amounted to approximately $17.5 million in the three months ended March 31, 2004, began to accrue to the benefit of Level 3 and, accordingly, we do not expect to record any additional remote access service revenue after March 31, 2004.

Inter-Carrier Compensation

        Inter-Carrier Compensation includes services that were classified under the "Reciprocal Compensation" category in our filings for periods prior to January 1, 2004. In addition, Inter-Carrier Compensation includes switched access service (previously classified under the "Point-to-Point Broadband" category) and carrier access billed service (previously classified under the "Corporate Services" category). Revenue from Inter-Carrier Compensation decreased $8.7 million, or 58%, for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, primarily due to a $6.0 million, or 66% decrease in reciprocal compensation, which occurred as a result of decreases in both minutes of use (33% decrease) as well as revenue per minute of use (33% decrease). In addition, revenue from carrier access billing service and switched access service decreased approximately $1.9 million and $1.1 million, respectively, due to decreases in usage and rates; and revenue from other services increased approximately $0.3 million.

Operating costs, excluding depreciation and amortization

        Operating costs, excluding depreciation and amortization, consist primarily of (i) direct operating costs, which consist of payments to other carriers for the use of network facilities to support local, special, switched access services, and long distance services, right of way fees and other operating costs; and (ii) indirect operating costs, which include the cost of internal engineering and operations personnel dedicated to the operations and maintenance of the network, as well as business taxes and other expenses.

        Total operating costs decreased $14.9 million, or 24%, from $61.7 million in the first quarter of 2003 to $46.9 million in the first quarter of 2004. As a percentage of revenue, operating costs increased from 62% in the first quarter of 2003 to 76% in the first quarter of 2004. Operating costs reflected an $8.1 million, or 21%, decrease in direct operating costs and a $6.8 million, or 29%, decrease in indirect operating costs. The decrease in direct operating costs was due primarily to the consolidation and closure of switch sites, which resulted in lower rent, maintenance and utilities expenses. The decrease in indirect operating costs was due primarily to a $2.4 million, or 34%, decrease in personnel expenses, including base compensation, severance, bonus and overtime, which was due primarily to reductions in headcount that occurred as a result of our reductions in personnel completed throughout fiscal year 2003. In addition, business taxes decreased approximately $1.6 million, or 59%, primarily due to lower assessed property valuations and revisions of estimates.

Selling, general and administrative expenses ("SG&A")

        SG&A expenses increased 15% from $20.3 million in the first quarter of 2003 to $23.4 million in the first quarter of 2004. As a percentage of revenue, SG&A expenses increased from 20% in the first quarter of 2003 to 38% of revenue in the first quarter of 2004. SG&A expenses increased primarily due to a $2.5 million, or 27%, increase in personnel expenses, including base compensation, severance, bonus and overtime. Personnel expenses increased primarily due to an increase in sales personnel headcount, offset by reductions in headcount in other departments, which occurred as a result of our reductions in personnel completed throughout fiscal year 2003.

Depreciation and amortization

        We reviewed our property and equipment balances as of December 31, 2003, for impairment in accordance with the provisions of SFAS No. 144. This review indicated that the carrying value of our property and equipment exceeded estimated future undiscounted cash flows and estimated fair value, indicating that the property and equipment balances were impaired. The fair value of property and equipment balances as of December 31, 2003 was determined to be approximately $112 million, using several valuation techniques, including discounted cash flows, asset appraisals obtained in the fourth quarter of 2003 and current market capitalization. In order to reduce property and equipment balances to the estimated fair value of $112 million, we recorded an impairment charge as of December 31, 2003, of approximately $89 million. The estimated fair value of property and equipment was generally allocated to the individual assets using the recently obtained asset appraisals. The book value of the impaired assets at December 31, 2003, became the new cost basis of these assets. Subsequent depreciation of the new cost basis is being calculated based on the remaining estimated useful life of the assets. Due to the reduced cost basis of property and equipment, depreciation expense decreased 63% from $9.9 million in the first quarter of 2003 to $3.7 million in the first quarter of 2004.

Interest expense

        Interest expense of $6.3 million incurred in the first quarter of 2003 related primarily to our secured debt, our senior subordinated term loan, other debt and capital leases. In October 2003 we paid off the $81.2 million aggregate balance of the secured debt and the senior subordinated term loan. Interest expense of $3.0 million incurred in the first quarter of 2004 related primarily to our remaining other debt and capital leases.

Historical Cash Activities

Net Cash Provided (Used) By Operating Activities

        Operating activities used $8.0 million of cash in the three months ended March 31, 2004. Operating activities before reorganization items used $7.8 million of cash in the three months ended March 31, 2004. Operating activities before reorganization items consisted of a net loss of $14.2 million, offset by net non-cash charges of $4.4 million and net cash provided by working capital of $2.0 million. Reorganization items, consisting of the change in post-petition restructuring accruals, used $0.1 million of cash.

        Operating activities provided $2.8 million of cash in the three months ended March 31, 2003. Operating activities before reorganization items provided $12.0 million of cash in the three months ended March 31, 2003. Operating activities before reorganization items consisted of net income of $2.3 million and net non-cash charges of $11.4 million, offset by net cash used by working capital of $1.7 million. Reorganization items, consisting of the change in post-petition restructuring accruals, used $9.2 million of cash.

Net Cash Provided (Used) By Investing Activities

        Investing activities provided $0.8 million of cash in the three months ended March 31, 2004, primarily as a result of decreases in restricted cash and long-term deposits of $1.9 million and $1.7 million, respectively. These sources of cash were offset by $3.5 million in capital expenditures.

        Investing activities used $13.8 million of cash in the three months ended March 31, 2003, which was comprised primarily of capital expenditures for network infrastructure upgrades, enhancements to back office systems and labor costs associated with the installation of new services.

Net Cash Used By Financing Activities

        Financing activities used $1.6 million and $3.0 million of cash in the three months ended March 31, 2003 and 2004, respectively, which amounts were comprised primarily of principal payments on long-term debt and capital lease obligations.

Supplemental Disclosure of Non-cash Investing and Financing Activities

        Our property and equipment and asset retirement obligations each increased by $2.5 million in the three months ended March 31, 2003, as a result of our adoption of the provisions of SFAS 143 on January 1, 2003. In addition, we renegotiated the contractual terms of a capital lease effective January 1, 2003, which resulted in a $3.2 million decrease in property and equipment and a corresponding decrease in capital lease obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our obligations are not subject to market risk arising from changes in interest rates. We do not, in the normal course of business, use derivative financial instruments for trading or speculative purposes.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On November 14, 2000, ICG and most of its subsidiaries filed voluntary petitions for protection under the Bankruptcy Code in the Delaware Bankruptcy Court (Joint Case Number 00-4238 (PJW)). The bankruptcy petition was filed in order to preserve cash and give us the opportunity to restructure our debt. Our plan of reorganization was confirmed and became effective on October 10, 2002. The Bankruptcy Court continues to retain exclusive jurisdiction over all matters arising out of and related to our bankruptcy case, including, but not limited to, the resolution and disposition of pre-petition and administrative claims. We expect that these claims will be resolved in 2004, and that the Bankruptcy Court will enter a final decree shortly thereafter closing the Chapter 11 case.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)
  EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications
  (B)
  REPORTS ON FORM 8-K

          The registrant did not file any reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICG COMMUNICATIONS, INC.
Date: May 14, 2004	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 14, 2004	/s/ JOHN V. COLGAN John V. Colgan Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications