Form 10-Q
period 2004-06-30
ICG COMMUNICATIONS INC /DE/
filed 2004-08-16
CIK 1013240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [ X ] No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [    ] No [ X ]

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [    ]

As of July 12, 2004, 8,000,000 shares of ICG Communications, Inc. common stock, $0.01 par value, were deemed issued and outstanding for financial reporting purposes, of which 7,839,338 had actually been distributed to stockholders.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	December 31,	June 30,
	2003	2004
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$38,079	$30,786
Restricted cash, current	1,905	—
Trade receivables, net of allowance of $7.0 million and $5.6 million at December 31, 2003 and June 30, 2004, respectively	20,536	12,500
Other receivables (note 3)	2,805	14,594
Prepaid expenses	7,339	13,091

Total current assets	70,664	70,971
Property and equipment, net (note 5)	112,152	84,951
Restricted cash, non-current	4,848	4,872
Deposits	5,214	3,964

Total Assets	$192,878	$164,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,586	$7,674
Accrued liabilities	34,268	34,833
Restructuring accruals (note 6)	3,634	1,799
Capital lease obligations, current portion	700	383
Long-term debt, current portion	10,702	9,564
Deferred revenue	13,445	13,625

Total current liabilities	69,335	67,878
Long-term liabilities:
Capital lease obligations	79,678	78,065
Long-term debt	7,162	4,443
Deferred revenue	10,768	7,927
Other long-term liabilities	4,815	5,327

Total liabilities	171,758	163,640

Commitments and contingencies (notes 1 and 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,000,000 shares deemed issued and outstanding for financial reporting purposes	80	80
Additional paid-in capital	82,509	82,509
Accumulated deficit	(61,469)	(81,471)

Total stockholders’ equity	21,120	1,118

Total liabilities and stockholders’ equity	$192,878	$164,758

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
		(in thousands, except per share data)
Revenue (notes 1 and 2)	$97,585	$44,259	$197,812	$106,142

Operating costs and expenses:
Operating costs, excluding depreciation and amortization	60,788	30,466	122,526	77,338
Selling, general and administrative expenses	24,458	25,363	44,765	48,729
Depreciation and amortization	10,279	3,143	20,150	6,801
Impairment of long-lived assets (note 5)	—	22,878	—	22,878
Gain on disposal of long-lived assets	(91)	(1,066)	(173)	(1,129)
Other expense, net	95	121	190	243

Total operating costs and expenses	95,529	80,905	187,458	154,860

Operating income (loss)	2,056	(36,646)	10,354	(48,718)
Other income (expense):
Interest expense	(6,513)	(2,365)	(12,768)	(5,355)
Interest income	226	161	457	535
Other income, net (note 3)	1,711	33,059	1,732	33,536

Total other income (expense), net	(4,576)	30,855	(10,579)	28,716

Net loss	$(2,520)	$(5,791)	$(225)	$(20,002)

Net loss per share:
Basic	$(0.32)	$(0.72)	$(0.03)	$(2.50)

Diluted	$(0.32)	$(0.72)	$(0.03)	$(2.50)

Weighted average number of shares outstanding:
Basic	8,000	8,000	8,000	8,000

Diluted	8,000	8,000	8,000	8,000

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
	(in thousands)
Balances at January 1, 2004	8,000	$80	$82,509	$(61,469)	$21,120
Net loss	—	—	—	(20,002)	(20,002)

Balances at June 30, 2004	8,000	$80	$82,509	$(81,471)	$1,118

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2003	2004
	(in thousands)
Cash flows from operating activities:
Net loss	$(225)	$(20,002)
Adjustments to reconcile net loss to net cash provided (used) by operating activities before reorganization items:
Impairment of long-lived assets (note 5)	—	22,878
Depreciation and amortization	20,150	6,801
Gain on sale from Level 3 Agreement (note 3)	—	(32,504)
Gain on settlement of property tax claims	—	(3,102)
Other	3,319	720
Changes in operating assets and liabilities:
Receivables	(2,346)	6,143
Prepaid expenses	(234)	(4,921)
Accounts payable and accrued liabilities	(3,457)	3,720
Deferred revenue	(3,000)	(2,633)

Net cash provided (used) by operating activities before reorganization items	14,207	(22,900)

Reorganization items:
Change in post-petition restructuring accruals	(11,367)	(179)

Net cash used by reorganization items	(11,367)	(179)

Net cash provided (used) by operating activities	2,840	(23,079)

Cash flows from investing activities:
Acquisition of property and equipment	(23,111)	(6,219)
Change in prepaid expenses, accounts payable and accrued liabilities for acquisition of property and equipment	118	(939)
Proceeds from disposition of property, equipment and other assets	198	1,944
Decrease in restricted cash	584	1,881
Decrease (increase) in long-term deposits	(244)	882
Proceeds from Level 3 Agreement (note 3)	—	24,986
Payment of asset retirement obligations	—	(34)

Net cash provided (used) by investing activities	(22,455)	22,501
Cash flows from financing activities:
Principal payments on capital lease obligations	$(3,011)	$(3,483)
Principal payments on long-term debt	(3,162)	(3,232)

Net cash used by financing activities	(6,173)	(6,715)

Net decrease in cash and cash equivalents	(25,788)	(7,293)
Cash and cash equivalents, beginning of period	50,729	38,079

Cash and cash equivalents end of period	$24,941	$30,786

Supplemental disclosure of cash flows information:
Cash paid for interest	$8,587	$893

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Increase in property and equipment and asset retirement obligations, resulting from the Company’s adoption of the provisions of SFAS 143 on January 1, 2003	$2,531	$—

Reduction in property and equipment and capital lease obligations, resulting from the renegotiation of contractual terms, effective January 1, 2003	$14,621	$—

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

ICG Communications, Inc., a Delaware corporation, and its subsidiaries are collectively referred to as “ICG” or the “Company”. The Company provides voice, data and Internet communication services. Headquartered in Englewood, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure to offer:

•	Converged and Data Services, which include services that were classified under the “Corporate Services” category in the Company’s filings for periods prior to January 1, 2004. Such services include VoicePipeTM, iConvergeTM, Dedicated Internet Access and conferencing.

•	Voice Services, which include services that were primarily classified under the “Corporate Services” category in the Company’s filings for periods prior to January 1, 2004. Such services include long-distance, digital trunks and business lines. In addition, Signaling System 7 services, currently included in this category, were previously classified under the “Point-to-Point Broadband” category. Finally, primary rate interface — two way services, currently included in this category, were previously classified under the “Dial-Up” category.

•	Private Line Services, which were previously classified under the “Point-to-Point Broadband” category in the Company’s filings for periods prior to January 1, 2004, consist of local and intercity dedicated facilities.

•	Dial-Up Services, which include services that were classified under the “Dial-Up” category in the Company’s filings for periods prior to January 1, 2004. Such services include remote access service and primary rate interface — inbound service.

•	Inter-Carrier Compensation, which includes services that were classified under the “Reciprocal Compensation” category in the Company’s filings for periods prior to January 1, 2004. In addition, Inter-Carrier Compensation includes switched access service (previously classified under the “Point-to-Point Broadband” category) and carrier access billed service (previously classified under the “Corporate Services” category).

Please see note 2 for the recorded amounts for each revenue category for the three and six months ended June 30, 2003 and 2004.

Recent Business History

Following the Company’s Chapter 11 reorganization in 2002, the Company began to encounter financial difficulties arising from a decline in revenues associated with the loss of certain key contracts. In September 2003 the Company terminated early four dial-up data services agreements with Qwest Communications, Inc. (“Qwest”), formerly the Company’s largest customer, in exchange for a cash payment from Qwest of approximately $106.8 million, which included payment of approximately $31.0 million for dial-up data services provided and to be provided by the Company under the agreements during the six months ended December 31, 2003, and approximately $75.8 million of early termination revenue. In October 2003 the Company used approximately $81.2 million of the proceeds from the Qwest transaction to prepay in full the balance of the Company’s outstanding secured notes and senior subordinated term loan, as required by the terms of such indebtedness. In connection with the prepayment, approximately $42.1 million of cash held in a cash collateral account for the benefit of the Company’s lenders was released to the Company.

Although retirement of the secured notes and senior subordinated term loan significantly reduced the Company’s indebtedness, the Qwest transaction resulted in a substantial decrease in revenues and resulting operating income and cash flows to the Company. In the fourth quarter of 2003, the Company embarked on substantial cost cutting efforts in an attempt to mitigate the impact of the loss of revenues from Qwest. These efforts, however, were insufficient to stem significant ongoing operating losses.

Strategic Transaction and Preparations for Bankruptcy

Beginning in early 2004, in response to the Company’s continuing operating losses, the Company undertook an assessment of its financial condition and prospects. Following this assessment, the Company’s board of directors (the “Board”) determined that the Company’s financial condition and prospects were subject to substantial uncertainties and concluded that it was in the best interest of the Company’s stockholders and creditors to seek a strategic transaction in which the highest currently available value for the Company’s business and assets might be realized.

On February 13, 2004, the Board authorized the Company to retain an investment banker to advise the Company regarding the possibility of such a transaction. On February 16, 2004, the Company formally retained Lehman Brothers to assist it in connection with its search of a strategic transaction.

In February 2004, the Company also retained insolvency counsel Pachulski Stang Ziehl Young Jones & Weintraub, P.C. to provide legal advice and assistance. Based on the advice of counsel, the Board determined that it was in the best interests of the Company’s creditors and stockholders to pursue a dual strategy under which the Company would (a) prepare for a voluntary Chapter 11 bankruptcy proceeding and (b) continue to seek a strategic transaction for the purpose of maximizing the Company’s value for the benefit of its stockholders and creditors.

In light of the Company’s significant continuing negative cash flow, the Company determined that it was necessary to improve its cash position in order to facilitate an orderly sale of its assets. Accordingly, on April 1, 2004, the Company entered into an agreement with Level 3 Communications, Inc. (“Level 3”) whereby Level 3 agreed to pay $35 million in cash and other consideration for the right to provide remote access service to certain of the Company’s customers. The Level 3 transaction is discussed in detail in note 3.

Merger Agreement

On July 19, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MCCC ICG Holdings LLC (“MCCC”) and a wholly owned subsidiary of MCCC. Pursuant to the Merger Agreement, as of the effective time (the “Effective Time”) of the merger (the “Merger”), stockholders of the Company will receive $0.75 in cash for each share of common stock, for a total of approximately $6.35 million in cash.

The completion of the Merger depends on the satisfaction or waiver of certain conditions, including approval of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote at the special meeting of the Company’s stockholders (the “Meeting”). The Meeting is currently expected to take place in late September or early October 2004. The Board has fixed the close of business on August 16, 2004, as the record date (“Record Date”) for the determination of stockholders of the Company entitled to receive notice of and to vote at the Meeting. The Company expects to complete the Merger shortly after all of the conditions to the Merger have been satisfied or waived, which is expected to occur in the fourth quarter of 2004. The Merger Agreement may be terminated, and the stockholders will not receive the merger consideration, under certain circumstances, as discussed in more detail in note 4.

Contemporaneously with the signing of the Merger Agreement, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with MCCC under which the Company will be provided working capital financing through the Effective Time. In addition, pursuant to the Merger Agreement, the Company agreed to enter into a Management Agreement (the “Management Agreement”) with MCCC. Under the Management Agreement, MCCC will, upon approval of the merger by ICG stockholders, manage the Company’s day-to-day operations subject to supervision by the Board. Finally, contemporaneously with the Merger Agreement, the Company entered into a Support Agreement (the “Support Agreement”) with MCCC, a wholly owned subsidiary of MCCC, W.R. Huff Asset Management Co., L.L.C. (“Huff”), Cerberus Capital Management, L.P. (“CCM”) and certain affiliates of CCM (CCM and such affiliates, the “Cerberus Parties”). Please see further discussion of the Merger Agreement, the Credit Agreement, the Management Agreement and the Support Agreement in note 4.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited financial statements should be read in conjunction with ICG’s Annual Report on Form 10-K for the year ended December 31, 2003, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the Company’s interim financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation. Operating results for the three and six months ended June 30, 2004 are not indicative of the results that may be expected for the fiscal year ending December 31, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

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

The Company’s independent auditors, KPMG LLP, issued a going concern opinion modification in their report dated April 1, 2004 on the Company’s consolidated financial statements for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K, stating that its recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Revenue Recognition

The Company’s revenue was generated from the following products and services:

	Three months ended June 30,				Six months ended June 30,
	2003		2004		2003		2004
	$	%	$	%	$	%	$	%
	(dollar amounts in thousands)
Converged and Data Services	1,817	2	3,011	7	3,530	2	5,463	5
Voice Services	9,852	10	9,170	21	20,872	11	18,010	17
Private Line Services	21,631	22	21,094	47	41,790	21	41,650	39
Dial-Up Services	50,175	51	5,828	13	102,404	52	29,490	28
Inter-Carrier Compensation	14,110	15	5,156	12	29,216	14	11,529	11

	97,585	100	44,259	100	197,812	100	106,142	100

Net Loss Per Share

The Company’s weighted average outstanding common shares were used in calculating basic and diluted net loss per share for the three and six months ended June 30, 2003 and 2004. No potential common shares such as options or warrants were included in the calculation, as their effect would have been anti-dilutive. Common stock instruments outstanding at the end of the period and excluded from the computation, as their effect would have been anti-dilutive, were as follows:

	As of June 30,
	2003	2004
	(underlying common shares,
	in thousands)
Warrants	1,474	1,474
Options	703	675

	2,177	2,149

Stock-Based Compensation

The Company accounts for its stock-based employee and non-employee director compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”). Stock-based instruments issued to third parties are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

The Company has recorded no compensation expense for the stock options granted under its employee stock option plan for the periods presented pursuant to the intrinsic value based method of APB 25. The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2003 and 2004, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2004	2003	2004
Net loss:
As reported	$(2,520)	$(5,791)	$(225)	$(20,002)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(197)	(194)	(673)	(381)

Pro forma	$(2,717)	$(5,985)	$(898)	$(20,383)

	As Reported
	Three months ended		Six months ended
	June 30,		June 30,
	2003	2004	2003	2004
Net loss per share:
Basic	$(0.32)	$(0.72)	$(0.03)	$(2.50)

Diluted	$(0.32)	$(0.72)	$(0.03)	$(2.50)

	Pro Forma
	Three months ended		Six months ended
	June 30,		June 30,
	2003	2004	2003	2004
Net loss per share:
Basic	$(0.34)	$(0.75)	$(0.11)	$(2.55)

Diluted	$(0.34)	$(0.75)	$(0.11)	$(2.55)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: option life of 5 years, volatility of 60%, risk-free interest rate ranging from 2.7% to 3.0%, and no dividends.

The following table summarizes the status of the Company’s stock option plans:

	Shares	Weighted
	underlying	average
	options	exercise price
Outstanding at December 31, 2003	701,010	$9.24
Granted	130,000	6.20
Cancelled	(155,833)	9.19

Outstanding at June 30, 2004	675,177	$8.67

(3)	Level 3 Agreement

On April 1, 2004, the Company closed an agreement with Level 3, whereby Level 3 agreed to pay the Company $35 million in cash in consideration for the right to provide remote access service to ICG’s customers. As of June 30, 2004, $25.0 million had been paid and $5.0 million was due to be paid on each of July 1, 2004, and October 1, 2004, subject to the Company’s performance under a transition services agreement with Level 3. The total remaining consideration of $10.0 million is included in the Company’s condensed consolidated balance sheet as of June 30, 2004, as a component of other receivables. The Company expects to complete substantially all of the transition of the Company’s remote access service customers from ICG’s network to Level 3’s network by October 2004, during which time Level 3 will reimburse ICG for certain costs of supporting the remote access service customers in accordance with the agreement.

The Level 3 agreement represents the assignment of customer contracts and the future cash flows associated with them. While there are approximately $2 million of network assets, net of accumulated depreciation, directly attributable to providing remote access service, the majority of costs cannot be segregated from network costs of providing other services.

The Company recorded a gain of approximately $32.5 million on the sale of the remote access service contracts to Level 3. Revenue from the remote access service contracts began to accrue to the benefit of Level 3 on April 1, 2004. Revenue generated from the remote access service contracts sold to Level 3 accounted for approximately 32% of the Company’s first quarter 2004 revenue. After completing the Level

3 transaction, the Company will no longer provide or support remote access service, which will allow the Company to eliminate certain fixed and semi-fixed operating costs.

(4)	Subsequent Event — Merger and Related Agreements

As discussed in note 1, on July 19, 2004, the Company entered into the Merger Agreement, the Credit Agreement, the Management Agreement and the Support Agreement. The following is a brief description of the terms and conditions, to the extent such are considered material to the Company, of these agreements. It is qualified in its entirety by reference to the copies of such agreements previously filed with the SEC or filed with this report.

Merger Agreement

The Merger Agreement provides for the acquisition of the Company by MCCC. As a result of the merger, the Company will become the wholly owned subsidiary of MCCC. In the merger, all of the Company’s outstanding stock will be cancelled, and the holders of cancelled shares will receive $0.75 in cash per share, without interest. The merger consideration was deposited by MCCC in escrow with JP Morgan Chase pending closing of the merger or termination of the Merger Agreement.

The Company was required to make customary representations and warranties in the Merger Agreement. In addition, the Company and its subsidiaries have agreed to various restrictions on the conduct of their business and operations pending completion of the merger. The Company has agreed to refrain from soliciting, discussing or entering into any competing merger or acquisition proposals other than in limited circumstances. The Company has agreed, in the event it enters into such a competing merger or acquisition proposal, to pay a customary termination or “break-up” fee of $5 million to MCCC.

The closing of the merger is subject to the satisfaction of various conditions, including but not limited to (a) the approval of the Merger Agreement by the requisite vote of the Company’s stockholders, (b) the receipt of certain governmental consents or approvals, and (c) the absence of certain legal impediments, such as any law, order or injunction prohibiting or restricting the completion of the merger.

The Merger Agreement is subject to termination in certain circumstances, including upon the failure by the Company to obtain stockholder approval on or before October 31, 2004. The Merger Agreement also may be terminated if not consummated by the later of (a) 90 days after the Company’s stockholder approval is obtained (the “Initial Closing Deadline”) or (b) if certain regulatory consents are not obtained on or before the Initial Closing Deadline, at the election of MCCC, the 60th day thereafter.

In connection with termination of the Merger Agreement, the Company may be required under certain circumstances to reimburse MCCC (in addition to any required termination or “break-up fee”) for up to $1 million of expenses and fees incurred by MCCC in connection with the transaction. In addition, the merger consideration deposited in escrow is subject to forfeiture by MCCC in connection with termination of the Merger Agreement under certain circumstances.

Credit Agreement

The Credit Agreement provides the Company with “bridge” financing consisting of (i) a $2.4 million term loan, funded on July 19, 2004, to cover certain restructuring activities to be undertaken by the Company and (ii) a revolving credit facility of up to $15.7 million to cover short-term budgeted cash shortfalls of the Company, generally available following stockholder approval of the merger.

All borrowings under the Credit Agreement accrue interest at an annual rate of 6%, compounded quarterly, subject to default interest of up to 11%. The Company may also prepay for its borrowings at any time without penalty.

The obligations of the Company under the Credit Agreement are guaranteed by subsidiaries of the Company. All obligations under the Credit Agreement, as well as certain obligations under the Merger Agreement, are secured by first priority security interests in the assets of the Company and its subsidiaries.

Indebtedness under the Credit Agreement matures six months after the Effective Time (or if applicable, the earlier of (i) the date on which the Merger Agreement is terminated for any reason or (ii) November 30, 2004 in the event that the shareholder approval has not been obtained by October 31, 2004).

The Company is subject to certain representations, warranties, covenants and restrictions under the Credit Agreement. Borrowings may be used only for operational obligations and other obligations in connection with the Company’s restructuring activities, in accordance with an approved budget. In addition, credit availability under the Credit Agreement is dependent on certain conditions, including the absence of any default under the Credit Agreement, any termination or default under the Merger Agreement or Management Agreement, or the occurrence of any material adverse change (prior to the date of stockholder approval) affecting the Company.

Management Agreement

Under the Management Agreement, following stockholder approval of the merger, MCCC will be responsible for the day-to-day management of the business operations of the Company and its subsidiaries, subject to the supervision of the Company’s board of directors.

The Management Agreement will be signed and become effective upon stockholder approval of the merger and will continue until the consummation of the Merger, unless earlier terminated. MCCC’s responsibilities under the agreement include all Company operations, assets, facilities and related billing, collection and administrative functions, subject to the supervision of the Company’s board of directors.

MCCC will not receive any compensation for its services as manager under the Management Agreement, other than reimbursement for MCCC’s reasonable out-of-pocket expenses.

Support Agreement

Under the Support Agreement, Huff and the Cerberus Parties have agreed to vote their shares of the Company’s common stock in favor of, and otherwise to support, the Merger and to vote against alternative transactions. Huff and the Cerberus Parties each beneficially owned approximately 14.7% and 16.5%, respectively, of the Company’s common stock as of July 19, 2004. In addition, pursuant to the Support Agreement, the Company has agreed to release Huff, the Cerberus Parties and their officers, directors and certain other related parties from any and all claims as of the Effective Time. Three of the Company’s directors (William J. Connors, Joseph R. Thornton and Timothy F. Price) will be beneficiaries of this release. Mr. Connors is a manager of Huff and Mr. Thornton is counsel to Huff. Mr. Price is a consultant of CCM. In addition, the Company is subject to certain other limited obligations under the Support Agreement, including the obligation to use reasonable best efforts to ensure that certain state takeover laws do not become applicable to the transactions contemplated by the Support Agreement in any adverse way and to refrain from registering any transfers of common stock that are made in contravention of the Support Agreement.

(5)	Property and Equipment

Property and equipment, including assets held under capital leases, was comprised of the following:

	December 31,	June 30,
	2003	2004
	(in thousands)
Buildings and Improvements	$27,590	$26,854
Machinery and equipment	1,609	659
Fiber optic equipment	8,504	5,100
Circuit switch equipment	22,258	17,582
Packet switch equipment	5,334	635
Fiber optic network	45,123	32,948
Construction in progress *	561	—
Assets held for sale *	1,173	1,173

	112,152	84,951
Less accumulated depreciation	—	—

	$112,152	$84,951

*	Amounts not subject to depreciation

The Company undertook an assessment of whether its network assets were impaired under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in connection with its evaluation of strategic alternatives, culminating in the Merger Agreement. The result of this assessment was that long-lived assets were impaired as of June 30, 2004.

The estimated fair value of property and equipment balances as of June 30, 2004 was determined to be approximately $85.0 million. The fair value of the ICG headquarters building was determined using a third party appraisal. The capital lease obligation related to the building was approximately $52.0 million as of June 30, 2004. The implied fair value of the network assets was determined using an enterprise value model, based on the agreement to purchase the Company's outstanding common stock through the Merger described in note 4, adjusted for estimated changes in the financial condition of the Company between June 30, 2004 and September 30, 2004, the assumed date of shareholder approval of the Merger Agreement and the Management Agreement, when the economic risks and benefits of ownership will pass to the buyer. In estimating the fair value of the assets, liabilities and equity on September 30, 2004, we considered several factors, including: (i) the consideration of $6.35 million to be paid to the stockholders; (ii) the estimated cash flow for the three months ending September 30, 2004; (iii) the estimated fair value of deferred revenue as of September 30, 2004; and (iv) the estimated value, as of September 30, 2004, of remaining obligations under current operating leases for network facilities that will not provide economic value. Estimating future values and fair values requires significant judgment and actual results may differ from these estimates under different assumptions or conditions.

In order to reduce property and equipment balances to their estimated fair value, the Company recorded a non-cash impairment charge in the three months ended June 30, 2004, of approximately $22.9 million. The fair value of property and equipment was generally allocated to the individual assets on a pro rata basis using the asset appraisals. The book value of the impaired assets at June 30, 2004, became the new cost basis of these assets. Subsequent depreciation of the new cost basis will be calculated based on the remaining estimated useful life of the assets.

(6)	Commitments and Contingencies

Pre-Petition Claims

The Company emerged from bankruptcy on October 10, 2002. However, certain post-confirmation proceedings continue in the Bankruptcy Court relating to pre-petition claims filed by creditors, administrative claims and claims for damages on rejected executory contracts. As of June 30, 2004, the Company’s condensed consolidated balance sheet included $1.8 million in estimated accrued liabilities for the settlement of such claims.

ICG Key Employee Retention Plan

In May 2004 the Board approved the ICG Key Employee Retention Plan (“KERP”) in which certain employees of the Company are participants. Pursuant to the terms of the KERP, the Company has granted retention awards that are payable in installments vesting on specified dates in 2004 (25% on August 3, 2004; 25% on November 3, 2004 and 50% on December 31, 2004) or upon a change of control or termination of employment other than for cause. The Merger will constitute a “change of control” under the KERP and, accordingly, may accelerate the Company’s obligation to pay retention awards to all participants in the KERP upon the Effective Time.

In May 2004 the Company transferred approximately $3.7 million to a trust for the benefit of certain KERP participants. This amount was recorded as a prepaid expense in the Company’s condensed consolidated balance sheet and is being amortized to expense on a straight-line basis over the vesting period of the payments due. Payments to the KERP participants will be funded by the trust as they become due. The Company also committed to pay $1.6 million to its four executive officers pursuant to the KERP; however, no money was transferred to a trust for these officers. This amount is being amortized to expense on a straight-line basis over the vesting period of the payments due. The Company recognized approximately $1.8 million of expense related to the KERP in the three months ended June 30, 2004.

Liability for Costs Associated with Exit or Disposal Activities

The Company leases certain network facilities and accounts for them as operating leases. As of June 30, 2004, the Company no longer used certain of these leased facilities, and they no longer provided any economic benefit to the Company. The Company has been unable to terminate these leases before the end of their term without substantial economic penalty. Therefore, in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in the six months ended June 30, 2004 the Company recorded $4.3 million for the estimated fair value of the remaining payments relating to such leases. This amount was included in operating costs (excluding depreciation and amortization) and accrued liabilities in the Company’s condensed consolidated statement of operations and condensed consolidated balance sheet, respectively.

(7)	Major Customers

A significant amount of the Company’s revenue has historically been derived from long-term contracts with certain large customers, including Qwest and MCI, Inc. (“MCI”), successor by merger to WorldCom, Inc. On September 30, 2003, ICG executed an agreement (the “Qwest Agreement”) with Qwest. In accordance with the Qwest Agreement, ICG ceased providing dial-up services to Qwest by December 31, 2003. In the first six months of 2003, ICG recorded $49.3 million of revenue in connection with the provision of such dial-up services to Qwest. As of June 30, 2004, the Company had $2.3 million in net trade receivables due from MCI. Revenue amounts for the Company’s major customers are summarized in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2004	2003	2004
	(in percent of total revenue)
Qwest	30	3	29	2
MCI	10	15	11	13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the term “ICG”, “we”, “us” or “our” means the combined business operations of ICG Communications, Inc. and its subsidiaries. All dollar amounts are in U.S. dollars. The Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this Quarterly Report contain “forward-looking statements” intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements include words such as “intends,” “anticipates,” “expects,” “estimates,” “plans,” “believes” and other similar words. Additionally, statements that describe ICG’s future plans, objectives or goals also are forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. We do not intend to update or revise these forward-looking statements to reflect future events or developments.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this Quarterly Report.

LIQUIDITY AND CAPITAL RESOURCES

Our Recent Business History

Following our Chapter 11 reorganization in 2002, we began to encounter financial difficulties arising from a decline in revenues associated with the loss of certain key contracts. In September 2003 we terminated early four dial-up data services agreements with Qwest, formerly our largest customer, in exchange for a cash payment from Qwest of approximately $106.8 million, which included payment of approximately $31.0 million for dial-up data services provided and to be provided by us under the agreements during the six months ended December 31, 2003, and approximately $75.8 million of early termination revenue. In October 2003 we used approximately $81.2 million of the proceeds from the Qwest transaction to prepay in full the outstanding secured notes and senior subordinated term loan, as required by the terms of such indebtedness. In connection with the prepayment, approximately $42.1 million of cash held in a cash collateral account for the benefit of our lenders was released to us.

Although retirement of the secured notes and senior subordinated term loan significantly reduced our indebtedness, the Qwest transaction resulted in a substantial decrease in revenues and resulting operating income and cash flows to us. In the fourth quarter of 2003, we embarked on substantial cost cutting efforts in an attempt to mitigate the impact of the loss of revenues from Qwest. These efforts, however, were insufficient to stem significant ongoing operating losses.

Strategic Transaction and Preparations for Bankruptcy

Beginning in early 2004, in response to our continuing operating losses, we undertook an assessment of our financial condition and prospects. Following this assessment, the Board determined that our financial condition and prospects were subject to substantial uncertainties and concluded that it was in the best interest of our stockholders and creditors to seek a strategic transaction in which the highest currently available value for our business and assets might be realized.

On February 13, 2004, the Board authorized us to retain an investment banker to advise us regarding the possibility of such a transaction. On February 16, 2004, we formally retained Lehman Brothers to assist us in connection with our search of a strategic transaction.

In February 2004, we also retained insolvency counsel Pachulski Stang Ziehl Young Jones & Weintraub, P.C. to provide legal advice and assistance. Based on the advice of counsel, the Board determined that it was in the best interests of our creditors and stockholders to pursue a dual strategy under which we would (a) prepare for a voluntary

Chapter 11 bankruptcy proceeding and (b) continue to seek a strategic transaction for the purpose of maximizing our value for the benefit of our stockholders and creditors.

In light of our significant continuing negative cash flow, we determined that it was necessary to improve our cash position in order to facilitate an orderly sale of our assets. Accordingly, on April 1, 2004, we entered into an agreement with Level 3 Communications, Inc. (“Level 3”) whereby Level 3 agreed to pay $35 million in cash and other consideration for the right to provide remote access service to certain of our customers. As of June 30, 2004, $25.0 million had been paid and $5.0 million was due to be paid on each of July 1, 2004, and October 1, 2004, subject to our performance under a transition services agreement with Level 3. The total remaining consideration of $10.0 million is included in our condensed consolidated balance sheet as of June 30, 2004, as a component of other receivables. We recorded a gain of approximately $32.5 million on the sale of the remote access service contracts to Level 3. Revenue from the remote access service contracts began to accrue to the benefit of Level 3 on April 1, 2004. Pursuant to the agreement, Level 3 will continue to reimburse ICG for certain costs of supporting the remote access service customers until the transition to Level 3’s network is substantially completed, which is expected by October 2004.

The majority of costs of providing remote access service cannot be segregated from network costs of providing other services. After completing the Level 3 transaction, we will no longer provide or support remote access service and as a result, we believe that we will be able to eliminate certain fixed and semi-fixed operating costs attributable to those operations. Some of the cities and markets we currently serve may become unprofitable once we no longer generate revenue from remote access service. We are actively reviewing which markets we will continue to serve, based on revenue considerations, contractual obligations, and network configuration associated with each market. In many markets, we have long-term contractual commitments that are significant enough to prevent us from ceasing operations in such markets. Such contractual commitments are discussed in more detail under “Results of Operations”.

Merger and Related Agreements

On July 19, 2004, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MCCC ICG Holdings LLC (“MCCC”) and a wholly owned subsidiary of MCCC. Pursuant to the Merger Agreement, as of the effective time (the “Effective Time”) of the merger (the “Merger”), ICG stockholders will receive $0.75 in cash for each share of common stock, for a total of approximately $6.35 million in cash.

The completion of the Merger depends on the satisfaction or waiver of certain conditions, including approval of the Merger Agreement by the holders of a majority of the outstanding shares of ICG common stock entitled to vote at the special meeting of ICG stockholders (the “Meeting”). The Meeting is currently expected to take place in late September or early October 2004. The Board has fixed the close of business on August 16, 2004, as the record date (“Record Date”) for the determination of stockholders of ICG entitled to receive notice of and to vote at the Meeting. We expect to complete the Merger shortly after all of the conditions to the Merger have been satisfied or waived, which is expected to occur in the fourth quarter of 2004. The Merger Agreement may be terminated, and the stockholders will not receive the merger consideration, under certain circumstances, as discussed in more detail below under “Merger Agreement”.

Contemporaneously with the signing of the Merger Agreement, we entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with MCCC under which we will be provided working capital financing through the Effective Time. In addition, pursuant to the Merger Agreement, we agreed to enter into a Management Agreement (the “Management Agreement”) with MCCC. Under the Management Agreement, MCCC will, upon approval of the merger by our stockholders, manage our day-to-day operations subject to supervision by our Board.

Contemporaneously with the Merger Agreement, we also entered into a Support Agreement (the “Support Agreement”) with MCCC, a wholly owned subsidiary of MCCC, Huff and the Cerberus Parties. Pursuant to the Support Agreement, Huff and the Cerberus Parties agreed to vote their shares of ICG common stock in favor of, and otherwise to support, the Merger and to vote against alternative transactions. In addition, pursuant to the Support Agreement, we have agreed to release Huff, the Cerberus Parties and their officers, directors and certain other related parties from any and all claims as of the Effective Time. We are subject to certain other limited obligations under the Support Agreement.

MCCC is a newly organized Delaware limited liability company of which Columbia Capital III LLC (“Columbia Capital”) and M/C Ventures Partners or their affiliates are principal members. Columbia Capital and M/C Ventures Partners are both venture capital firms specializing in the communications and information technology industries. Columbia Capital is located at 201 North Union Street, Suite 300, Alexandria, Virginia 22334. M/C Ventures Partners is located at 75 State Street, Suite 2500, Boston, Massachusetts 02109.

Neither we nor, to our knowledge, any of our affiliates have any material relationship with MCCC, other than in connection with the agreements described in this report.

The following is a brief description of the terms and conditions, to the extent such are considered material to us, of the Merger Agreement, the Credit Agreement, the Management Agreement and the Support Agreement. It is qualified in its entirety by reference to the copies of such agreements previously filed with the SEC or filed with this report.

Merger Agreement

The Merger Agreement provides for the acquisition of us by MCCC. As a result of the merger, we will become the wholly owned subsidiary of MCCC. In the merger, all of our outstanding stock will be cancelled, and the holders of cancelled shares will receive $0.75 in cash per share, without interest. The merger consideration was deposited by MCCC in escrow with JP Morgan Chase pending closing of the merger or termination of the Merger Agreement.

We were required to make customary representations and warranties in the Merger Agreement. In addition, we have agreed to various restrictions on the conduct of their business and operations pending completion of the merger. We have agreed to refrain from soliciting, discussing or entering into any competing merger or acquisition proposals other than in limited circumstances. We have agreed, in the event we enter into such a competing merger or acquisition proposal, to pay a customary termination or “break-up” fee of $5 million to MCCC.

The closing of the merger is subject to the satisfaction of various conditions, including but not limited to (a) the approval of the Merger Agreement by the requisite vote of our stockholders, (b) the receipt of certain governmental consents or approvals, and (c) the absence of certain legal impediments, such as any law, order or injunction prohibiting or restricting the completion of the merger.

The Merger Agreement is subject to termination in certain circumstances, including upon the failure by us to obtain stockholder approval on or before October 31, 2004. The Merger Agreement also may be terminated if not consummated by the later of (a) 90 days after stockholder approval is obtained (the “Initial Closing Deadline”) or (b) if certain regulatory consents are not obtained on or before the Initial Closing Deadline, at the election of MCCC, the 60th day thereafter.

In connection with termination of the Merger Agreement, we may be required under certain circumstances to reimburse MCCC (in addition to any required termination or “break-up fee”) for up to $1 million of expenses and fees incurred by MCCC in connection with the transaction. In addition, the merger consideration deposited in escrow is subject to forfeiture by MCCC in connection with termination of the Merger Agreement under certain circumstances.

Credit Agreement

The Credit Agreement provides us with “bridge” financing consisting of (i) a $2.4 million term loan, funded on July 19, 2004, to cover certain restructuring activities to be undertaken by us and (ii) a revolving credit facility of up to $15.7 million to cover our short-term budgeted cash shortfalls, generally available following stockholder approval of the merger.

All borrowings under the Credit Agreement accrue interest at an annual rate of 6%, compounded quarterly, subject to default interest of up to 11%. We may also prepay for our borrowings at any time without penalty.

Our obligations under the Credit Agreement are guaranteed by all of our subsidiaries. All obligations under the Credit Agreement, as well as certain obligations under the Merger Agreement, are secured by first priority security interests in our assets.

Indebtedness under the Credit Agreement matures six months after the Effective Time (or if applicable, the earlier of (i) the date on which the Merger Agreement is terminated for any reason or (ii) November 30, 2004 in the event that shareholder approval has not been obtained by October 31, 2004).

We are subject to certain representations, warranties, covenants and restrictions under the Credit Agreement. Borrowings may be used only for operational obligations and other obligations in connection with our restructuring activities, in accordance with an approved budget. In addition, credit availability under the Credit Agreement is dependent on certain conditions, including the absence of any default under the Credit Agreement, any termination or default under the Merger Agreement or Management Agreement, or the occurrence of any material adverse change (prior to the date of stockholder approval) affecting ICG.

Management Agreement

Under the Management Agreement, following stockholder approval of the merger, MCCC will be responsible for the day-to-day management of our business operations, subject to the supervision of our board of directors.

The Management Agreement will be signed and become effective upon stockholder approval of the merger and will continue until the consummation of the Merger, unless earlier terminated. MCCC’s responsibilities under the agreement include all Company operations, assets, facilities and related billing, collection and administrative functions, subject to the supervision of our board of directors.

MCCC will not receive any compensation for its services as manager under the Management Agreement, other than reimbursement for MCCC’s reasonable out-of-pocket expenses.

Support Agreement

Under the Support Agreement, Huff and the Cerberus Parties have agreed to vote their shares of ICG common stock in favor of, and otherwise to support, the Merger and to vote against alternative transactions. Huff and the Cerberus Parties each beneficially owned approximately 14.7% and 16.5%, respectively, of ICG common stock as of July 19, 2004. In addition, pursuant to the Support Agreement, we have agreed to release Huff, the Cerberus Parties and their officers, directors and certain other related parties from any and all claims as of the Effective Time. Three of our directors (William J. Connors, Joseph R. Thornton and Timothy F. Price) will be beneficiaries of this release. Mr. Connors is a manager of Huff and Mr. Thornton is counsel to Huff. Mr. Price is a consultant of CCM. In addition, we are subject to certain other limited obligations under the Support Agreement, including the obligation to use reasonable best efforts to ensure that certain state takeover laws do not become applicable to the transactions contemplated by the Support Agreement in any adverse way and to refrain from registering any transfers of common stock that are made in contravention of the Support Agreement.

ICG Key Employee Retention Plan

In May 2004 the Board approved the ICG Key Employee Retention Plan (“KERP”) in which certain of our employees are participants. Pursuant to the terms of the KERP, we have granted retention awards that are payable in installments vesting on specified dates in 2004 (25% on August 3, 2004; 25% on November 3, 2004 and 50% on December 31, 2004) or upon a change of control or termination of employment other than for cause. The Merger will constitute a “change of control” under the KERP and, accordingly, may accelerate our obligation to pay retention awards to all participants in the KERP upon the Effective Time.

In May 2004 we transferred approximately $3.7 million to a trust for the benefit of certain KERP participants. This amount was recorded as a prepaid expense in our condensed consolidated balance sheet and is being amortized to expense on a straight-line basis over the vesting period of the payments due. Payments to the KERP participants will be funded by the trust as they become due. We also committed to pay $1.6 million to our four executive officers pursuant to the KERP; however, no money was transferred to a trust for these officers. This amount is being amortized to expense on a straight-line basis over the vesting period of the payments due. We recognized approximately $1.8 million of expense related to the KERP in the three months ended June 30, 2004.

Restructuring Activities

In June 2004 we announced that we would be exiting the markets of Boston, Chicago, New York, Seattle and Washington, D.C., as these markets were unprofitable, and our ability to become profitable in these markets would have required a level of resources that was no longer consistent with our business plan. We are no longer selling products and services into these markets and our existing customers in these markets will be transitioned to other providers as soon as reasonably possible. In addition, concurrent with the announcement of the merger, we announced on July 19, 2004 that we would reduce our employee count, which decreased from 802 at June 30, 2004 to 589 at July 31, 2004.

Assessment of Risks and Uncertainties

Risk Factors Relating to the Failure to Consummate the Merger

We may be forced to commence federal bankruptcy proceedings if the Merger does not take place.

In recent months, we have experienced declining revenues and significant erosion of cash reserves and expect to continue to generate operating losses. There is substantial doubt concerning our ability to continue as a going concern. We have encountered difficulties in obtaining third party financing on commercially reasonable terms, or at all. Based on our extensive efforts since February of this year to locate a strategic partner, we do not believe there is likely to be any transaction proposed as an alternative to the Merger. Based on our negative cash flow, our liquidity and our historical difficulties in obtaining third party financing, we will very likely need to file for bankruptcy protection and secure debtor-in-possession financing if the Merger is not approved by our stockholders and completed.

Consummation of the Merger is subject to required approvals and other conditions beyond our control.

There can be no assurance that all such conditions will be satisfied or waived by MCCC. For the Merger to take place, the Merger must be approved by the holders of a majority of the outstanding shares of our common stock entitled to vote. Under applicable law, the transfer of control of certain of our operating licenses effected by the Merger must be approved by the Federal Communications Commission and certain state public utilities commission and municipal franchising authorities. We, MCCC and Merger Corp. have agreed that the absence of such approvals will not be a condition to the consummation of the Merger and that the Merger may be consummated without such approval; however, such agreement is not binding on governmental agencies, which may assert that the Merger is void or voidable. In addition, consummation of the Merger remains subject to consents and approvals being obtained from, and to filings being made with, other governmental entities, although we are not aware of any such other governmental consents or approvals that would materially interfere with the consummation of the Merger. Consummation of the Merger is subject to the absence of any effective temporary restraining order, injunction, other order or decree issued by a court or governmental entity, or other legal restraint or prohibition which prevents such consummation, and to the absence of certain legal actions by a governmental regulatory or administrative agency which, if adversely determined, would have a material adverse effect on us or the ability of any party to the Merger Agreement to perform its obligations thereunder or which challenge, restrain or prohibit the consummation of the Merger.

Pending consummation of the Merger, we will be dependent upon financing under the Credit Agreement.

As a result of continuing and projected operating losses, we will be unable to continue in operation through the Effective Time without third party financing. We have encountered difficulties in obtaining third party financing on commercially reasonable terms, or at all. We have borrowed $2.4 million of secured indebtedness from MCCC under the Credit Agreement to fund certain restructuring activities and expect to borrow up to an additional $15.7 million on a secured basis from MCCC in order to fund additional restructuring activities and operating losses through the Effective Time.

The continued availability of financing under the Credit Agreement is subject to conditions and is not assured.

The advance of funds under the Credit Agreement is subject to certain conditions, and the availability of the revolving credit facility to fund budgeted operating shortfalls is subject to approval of the Merger by our stockholders. In addition, MCCC has been only recently organized for the purpose of acquiring us and has no business assets or operations. We have been advised that members of MCCC have committed up to $15.7 million in cash in support of MCCC’s future obligations under the Interim Credit Agreement. However, there can be no assurance that such amounts will be available or sufficient. Accordingly, no assurance can be given that financing under the Interim Credit Agreement will continue to be available. If financing under the Interim Credit Agreement ceases to be available, such event might cause us to commence federal bankruptcy proceedings.

MCCC may terminate the Merger Agreement under certain circumstances.

MCCC may terminate the Merger Agreement if our stockholders do not approve the Merger on or before October 31, 2004, or if the Merger has not been consummated by the later of December 31, 2004, or (at the election of MCCC if certain regulatory consents have not been obtained) the 60th day thereafter. Additionally, MCCC may terminate the Merger Agreement if ICG or the Board breaches any non-solicitation provision of the Merger Agreement, withdraws or modifies the Board’s recommendation of the Merger, enters into an acquisition agreement with a third party with respect to a competing merger or acquisition proposal, or commences federal bankruptcy proceedings. Additionally, MCCC may be entitled to terminate the Merger Agreement if there is a material default by ICG under the Interim Credit Agreement or if there is a material adverse change affecting us before the date on which the Merger is approved by our stockholders. In the event that the Merger Agreement is terminated, we may be forced to commence federal bankruptcy proceedings.

If the Merger Agreement is terminated, our secured indebtedness to MCCC could become due and payable.

If the Merger Agreement were terminated, all secured indebtedness under the Interim Credit Agreement would become due and payable. In addition, in connection with certain terminations of the Merger Agreement, we may incur obligations under the Merger Agreement to pay MCCC a termination or “break-up” fee of up to $5 million and to reimburse MCCC for certain expenses of up to $1 million. Such obligations are secured indebtedness under the Interim Credit Agreement. Under such circumstances, we are unlikely to have sufficient cash resources to pay all such indebtedness and might be forced to commence federal bankruptcy proceedings. In a federal bankruptcy proceeding, the payment of claims of MCCC and other secured creditors would have priority over the interests of general unsecured creditors and the stockholders.

Our common stock is unlikely to have any significant value in a federal bankruptcy proceeding.

We believe that we would be unable to reorganize in a Chapter 11 proceeding and instead would pursue an orderly liquidation under protection of a federal bankruptcy court pursuant Chapter 7 or 11 of the federal Bankruptcy Code. After considerable efforts, we have developed few or no potential sales and merger opportunities that involve substantially all of our equity, assets or business other than the Merger. Accordingly, we believe that we would incur substantial delays and costs in liquidating our assets in various markets in separate transactions. Furthermore, under the applicable bankruptcy priority scheme, creditors of a corporate debtor must be paid in full in respect of their claims before stockholders are permitted to receive any distribution in respect of their equity securities. We consider it unlikely that the net value of our business assets will exceed our anticipated allowable claims and administrative expenses. Accordingly, if we were to liquidate under federal bankruptcy court supervision, it is unlikely that stockholders would realize any recovery on their interests in ICG.

Risks Related to the Viability of ICG and Our Business

We are subject to a number of significant risks in addition to the risk factors and other considerations relating to the Merger. These risks include, but are not limited to, the following:

A significant portion of our revenue is derived from a small number of large customers and we may not be able to retain them on profitable terms.

A significant amount of our revenue has been derived from contracts with certain large customers. In the second quarter of 2004, MCI Inc. (“MCI”) was the only customer that represented more than 5% of our revenue. MCI accounted for 15% of our second quarter 2004 revenue. We have two main service agreements with MCI. The first agreement, under which we provide primary rate interface services to MCI, expires September 30, 2004 and, upon expiration, will automatically renew on a month-to-month basis unless either party provides written notice to the other party of its intent to terminate the agreement. ICG must provide 120 days notice of termination and MCI must provide 30 days prior notice. Approximately 43% of our second quarter 2004 revenue from MCI was generated in connection with this agreement. The second agreement, under which we provide private line and switched access services to MCI, expired March 17, 2003. Upon expiration, this agreement automatically renews for successive 1-year periods unless terminated by either party upon written notice not less than 60-days prior to the expiration of the then-current term. As such, the current term expires March 17, 2005. Approximately 46% of our second quarter 2004 revenue from MCI was generated in connection with this agreement. The remainder of the MCI revenue is generated in connection with other service and interconnection agreements.

In general, upon the contractual expiration of our agreements with our customers, there can be no assurance that customers will elect to continue such agreements. In fact, they may elect to significantly reduce service levels, negotiate lower pricing, or disconnect services completely.

Our success is dependent on the quality of services that we receive from our suppliers.

The quality of service that we deliver to our customers may be impacted if there are disruptions in our suppliers’ services or if our suppliers are unable to expand their current levels of services. There are no assurances that interruptions will not occur or that our suppliers will be able to scale the delivery of their services to meet our future needs. Service interruptions and the inconsistent provision of supplier services could produce substantial customer dissatisfaction, which could adversely affect our results of operations and financial condition.

Our reciprocal compensation revenue will likely decline as a result of government regulation and the reduction of Internet bound traffic on our network.

Reciprocal compensation revenue is derived on a usage basis from terminating other carriers’ traffic, primarily Internet bound traffic, on our network. Reciprocal compensation rates are negotiated elements of inter-carrier compensation established pursuant to interconnection agreements between two parties. If reciprocal compensation rates continue their historical trend, they will continue to decline, as they have in recent years. In addition, as a result of the Level 3 transaction in April 2004, the majority of the Internet bound traffic on our network will be eliminated as the transition of the customer traffic from our network to the Level 3 network is completed. We expect that reciprocal compensation revenue will be reduced from $2.4 million in the second quarter of 2004 to approximately $1 million in the fourth quarter of 2004.

The introduction of new technologies may reduce the cost of services similar to those that we provide.

As a result, our most significant competitors in the future may be new entrants to the telecommunications industry. These new entrants may not be burdened by an installed base of outdated or undepreciated equipment and, therefore, may be able to more quickly respond to customers’ demands at lower prices. In addition, we may be required to shorten the estimated economic lives of our existing network infrastructure assets, which could materially increase our depreciation expenses.

Our pursuit of necessary technological advances may require substantial time and expenses.

Integrating new technologies into our network, when necessary, may prove to be difficult and expensive, and technological upgrades to our network may not become available in a timely fashion at a reasonable cost, or at all. If the technology choices we make prove to be incorrect, ineffective or too costly, our objective of meeting our customers’ demands for existing and future telecommunication services could fail. If our network infrastructure becomes obsolete and we are unable to maintain our competitive positioning, our business, results of operations and financial condition will be adversely affected in a material manner.

The oversupply of telecommunications network infrastructure has resulted, and may continue to result, in decreasing prices, which could have a material impact on our results of operations.

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

Our Board is controlled by two stockholders; their interests may conflict with each other and the interests of other stockholders.

Currently, W.R. Huff Asset Management Co., L.L.C. (“Huff”) and Cerberus Capital Management, L.P. and its affiliates (the “Cerberus Parties”) each beneficially own approximately 14.7% and 16.5%, respectively, of our common stock as of July 19, 2004. As a result, they have significant voting power with regard to all matters requiring stockholder action. They also control our Board. Pursuant to our certificate of incorporation and our by-laws, our Board is comprised of five directors, with us currently being obligated to nominate for election (in connection with any meeting of or written consent solicited from our stockholders called for the purpose of electing directors) two individuals designated by the Cerberus Parties, two individuals designated by Huff and the individual acting as our Chief Executive Officer. The number of directors comprising our Board may only be increased above five by the affirmative vote of all but one of the directors then in office. Additionally, the provisions of our by-laws regarding each of Huff’s and the Cerberus Parties’ director nomination rights may not be amended, altered or repealed without their prior consent unless the Cerberus Parties, with respect to their director nominees, and Huff, with respect to its director nominees, in each instance, beneficially own less than 1% of our shares of common stock at the time of the amendment. At present, there are only four directors on the Board: two directors nominated by Huff and two directors nominated by the Cerberus Parties. Consequently, it is likely that, for the foreseeable future, Huff and the Cerberus Parties will have the collective ability to control all matters requiring Board action, including potential financing transactions, mergers and acquisitions, sales and other dispositions of assets, the nomination of directors and our overall management and the determination of our policies. In certain circumstances, the interests of Huff and the Cerberus Parties may not coincide with our other stockholders’ interests, and in some cases the respective interests of Huff and the Cerberus Parties may not coincide with each other. This may make the value of our stockholders’ investments less attractive to potential buyers and less valuable generally.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition and Accounts Receivable

We recognize revenue when the service is provided to the customer. Most revenue is billed in advance on a fixed rate basis. The remainder of revenue is billed in arrears on a transactional basis determined by customer usage. In the second quarter of 2004, approximately 13% of total revenue was earned on a transactional basis determined by customer usage. None of the Converged and Data Services, Private Line or Dial-Up Services revenue, approximately 11% of Voice Services revenue and approximately 91% of Inter-Carrier Compensation revenue was earned on a transactional basis determined by customer usage. Fees billed in connection with customer installations and other up-front charges are deferred and recognized as revenue ratably over the estimated average contract life.

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

We dispute incorrect billings. The most prevalent types of disputes include disputes for circuits that are not disconnected on a timely basis and usage bills with incorrect or inadequate call detail records. Depending on the type and complexity of the issues involved, it may take several quarters to resolve disputes. In determining the amount of such operating expenses and related accrued liabilities to reflect in our financial statements, we consider the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting such disconnect notices and disputes to the provider of the facilities, and compliance withour interconnection agreements with these carriers. Significant judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. We had approximately $9.6 million and $9.9 million of disputes outstanding as of December 31,

2003 and June 30, 2004, respectively, and had provided reserves against those disputes of approximately $4.0 million and $5.2 million for the respective periods.

In certain cases, we cease using leased network facilities prior to the lease’s expiration; however, we are unable to terminate the lease before the end of its term without substantial economic penalty. In these circumstances, where the facilities do not provide any future economic benefit to us, in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we record the estimated fair value of the remaining payments relating to such leases as a liability. As of June 30, 2004, we recorded $4.3 million of operating costs as a liability for leased facilities that do not provide any future economic benefit to us.

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

We undertook an assessment of whether our network assets were impaired under the provisions of SFAS No. 144 in connection with our evaluation of strategic alternatives, culminating in the Merger Agreement. The result of this assessment was that long-lived assets were impaired as of June 30, 2004.

The estimated fair value of property and equipment balances as of June 30, 2004 was determined to be approximately $85.0 million. The fair value of the ICG headquarters building was determined using a third party appraisal. The capital lease obligation related to the building was approximately $52.0 million as of June 30, 2004. The implied fair value of the network assets was determined using an enterprise value model, based on the agreement to purchase our outstanding common stock through the Merger described above adjusted for estimated changes in our financial condition between June 30, 2004 and September 30, 2004, the assumed date of shareholder approval of the Merger Agreement and the Management Agreement, when the economic risks and benefits of ownership will pass to the buyer. In estimating the fair value of the assets, liabilities and equity on September 30, 2004, we considered several factors, including: (i) the consideration of $6.35 million to be paid to the stockholders; (ii) the estimated cash flow for the three months ending September 30, 2004; (iii) the estimated fair value of deferred revenue as of September 30, 2004; and (iv) the estimated value, as of September 30, 2004, of remaining obligations under current operating leases for network facilities that will not provide economic value. Estimating future values and fair values requires significant judgment and actual results may differ from these estimates under different assumptions or conditions.

In order to reduce property and equipment balances to their estimated fair value, we recorded a non-cash impairment charge in the three months ended June 30, 2004, of approximately $22.9 million. The fair value of property and equipment was generally allocated to the individual assets on a pro rata basis using the asset appraisals. The book value of the impaired assets at June 30, 2004, became the new cost basis of these assets. Subsequent depreciation of the new cost basis will be calculated based on the remaining estimated useful life of the assets.

RESULTS OF OPERATIONS

	Statement of Operations Data (unaudited)
	Three months ended June 30,				Six months ended June 30,
	2003		2004		2003		2004
	$	%	$	%	$	%	$	%
				($ values in thousands)
Revenue	97,585	100	44,259	100	197,812	100	106,142	100

Operating costs and expenses:
Operating costs, excluding depreciation and amortization	60,788	62	30,466	69	122,526	62	77,338	73
Selling, general and administrative expenses	24,458	25	25,363	57	44,765	23	48,729	46
Depreciation and amortization	10,279	11	3,143	7	20,150	10	6,801	6
Impairment of long-lived assets	—	—	22,878	52	—	—	22,878	22
Gain on disposal of long-lived assets	(91)	—	(1,066)	(2)	(173)	—	(1,129)	(1)
Other expense, net	95	—	121	—	190	—	243	—

Total operating costs and expenses	95,529	98	80,905	183	187,458	95	154,860	146

Operating income (loss)	2,056	2	(36,646)	(83)	10,354	5	(48,718)	(46)

Other income (expense):
Interest expense	(6,513)	(7)	(2,365)	(5)	(12,768)	(6)	(5,355)	(5)
Interest income	226	—	161	—	457	—	535	—
Other income, net	1,711	2	33,059	75	1,732	1	33,536	32

Total other income (expense), net	(4,576)	(5)	30,855	70	(10,579)	(5)	28,716	27

Net loss	(2,520)	(3)	(5,791)	(13)	(225)	—	(20,002)	(19)

	Statistical Data
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2003	2003	2003	2004	2004
Full time employees	890	953	891	959	802	(5)
Access lines in service, in thousands(1)	862	736	283	296	174
Buildings connected:
On-net	904	905	913	915	915
Hybrid(2)	4,266	4,338	4,345	4,382	4,268

Total buildings connected	5,170	5,243	5,258	5,297	5,183
Operational switches:
Circuit	46	46	42	42	40	(6)
ATM	23	23	23	21	13	(6)

Total operational switches	69	69	65	63	53
Operational regional fiber route miles(3)	5,532	5,532	5,508	5,517	5,519
Operational regional fiber strand miles(4)	174,844	174,844	174,844	169,142	169,374
Collocations with incumbent local exchange carriers	145	148	148	148	139	(6)

(1)	Access lines in service include only provisioned lines generating revenue.

(2)	Hybrid buildings connected represent buildings connected to our network via another carrier’s facilities.

(3)	“Regional fiber route miles” refers to the number of miles of fiber optic cable, including leased fiber. As of June 30, 2004, we had 5,519 regional fiber route miles, 3,481 of which were leased.

(4)	“Regional fiber strand miles” refers to the number of regional fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of June 30, 2004, we had 169,374 regional fiber strand miles, 30,251 of which were leased.

(5)	The number of full time employees was reduced to 589 as of July 31, 2004.

(6)	We expect to decommission approximately 7 to 11 circuit switches, 8 ATM switches and 2 collocations by the fourth quarter of 2004.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Revenue

	Three Months Ended June 30,
	2003		2004
	$	%	$	%	$ Change	% Change
			($ values in thousands)
Converged and Data Services	1,817	2	3,011	7	1,194	66
Voice Services	9,852	10	9,170	21	(682)	(7)
Private Line Services	21,631	22	21,094	47	(537)	(2)
Dial-Up Services	50,175	51	5,828	13	(44,347)	(88)
Inter-Carrier Compensation	14,110	15	5,156	12	(8,954)	(63)

Total Revenue	97,585	100	44,259	100	(53,326)	(55)

Revenue decreased $53.3 million, or 55%, for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, primarily due to decreases in revenue earned from Dial-Up Services and Inter-Carrier Compensation of $44.3 million and $9.0 million, respectively.

Converged and Data Services

Converged and Data Services include services that were classified under the “Corporate Services” category in our filings for periods prior to January 1, 2004. Such services include VoicePipeTM, iConvergeTM, Dedicated Internet Access and conferencing. Revenue from Converged and Data Services increased $1.2 million, or 66%, for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003.

Voice Services

Voice Services include services that were primarily classified under the “Corporate Services” category in our filings for periods prior to January 1, 2004. Such services include long-distance, digital trunks and business lines. In addition, Signaling System 7 services, currently included in this category, were previously classified under the “Point-to-Point Broadband” category. Finally, primary rate interface — two way services, currently included in this category, were previously classified under the “Dial-Up” category. Revenue from Voice Services decreased $0.7 million, or 7%, for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. This was due primarily to a $1.0 million, or 12%, decrease in monthly recurring charges, which was comprised of a 6% increase in lines in service, offset by an 18% decrease in revenue per line.

Private Line Services

Private Line Services, which were previously classified under the “Point-to-Point Broadband” category in our filings for periods prior to January 1, 2004, consist of local and intercity dedicated facilities. Revenue from Private Line Services for the three months ended June 30, 2004, decreased $0.5 million, or 2%, as compared to the three months ended June 30, 2003.

Dial-Up Services

Dial-Up Services include services that were classified under the “Dial-Up” category in our filings for periods prior to January 1, 2004. Such services include remote access service and primary rate interface — inbound service. Revenue from Dial-Up Services decreased $44.3 million, or 88%, for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, primarily due to the elimination of revenue earned from Qwest, as well as the elimination of remote access service revenue. The loss of Qwest revenue, resulting from the September 2003 Qwest agreement, accounted for $24.6 million of the decrease. In addition, pursuant to the agreement with Level 3, revenue from providing remote access service began to accrue to the benefit of Level 3 effective April 1, 2004. Revenue earned from providing remote access service in the three months ended June 30, 2003, was approximately $18.2 million.

Inter-Carrier Compensation

Inter-Carrier Compensation includes services that were classified under the “Reciprocal Compensation” category in our filings for periods prior to January 1, 2004. In addition, Inter-Carrier Compensation includes switched access service (previously classified under the “Point-to-Point Broadband” category) and carrier access billed service (previously classified under the “Corporate Services” category). Revenue from Inter-Carrier Compensation decreased $9.0 million, or 63%, for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, primarily due to a $5.2 million, or 68% decrease in reciprocal compensation, which occurred as a result of decreases in both minutes of use (39% decrease) as well as revenue per minute of use (29% decrease). In addition, revenue from carrier access billing service and switched access service decreased approximately $0.9 million and $0.8 million, respectively, due to decreases in usage and rates. Other Inter-Carrier Compensation decreased $2.0 million primarily due to $2.8 million of revenue from a settlement recorded in the three months ended June 30, 2003.

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

Total operating costs decreased $30.3 million, or 50%, from $60.8 million in the second quarter of 2003 to $30.5 million in the second quarter of 2004. As a percentage of revenue, operating costs increased from 62% in the second quarter of 2003 to 69% in the second quarter of 2004. Operating costs reflected an $18.5 million, or 50%, decrease in direct operating costs and an $11.8 million, or 50%, decrease in indirect operating costs. The decrease in direct operating costs was due primarily to continued cost containment measures. The decrease in indirect operating costs was due primarily to a $2.8 million, or 33%, decrease in personnel expenses, including base compensation and overtime, which was due primarily to reductions in headcount that occurred as a result of our reductions in personnel completed throughout fiscal year 2003. In addition, business taxes decreased approximately $5.3 million due primarily to lower assessed property valuations and revisions of estimates.

We lease network facilities and account for them as operating leases. As of June 30, 2004, we no longer used certain of these leased facilities, and they no longer provided any economic benefit to us. We have been unable to terminate these leases before the end of their term without substantial economic penalty. Therefore, in accordance with the provisions of SFAS 146, in the three months ended June 30, 2004 we recorded $4.3 million as a liability for the estimated fair value of the remaining payments relating to such leases.

During the transition of our remote access service customers from our network to Level 3’s network, Level 3 is reimbursing us for our costs of supporting the remote access service business. In the second quarter of 2004, approximately $14.4 million of operating costs has been or will be reimbursed by Level 3 in connection with the Level 3 agreement. After the substantial completion of the transition expected by October 2004, ICG will be contractually committed to pay approximately $13 million through the expiration of these commitments. Approximately $2 million of this amount was recorded as a liability in our condensed consolidated balance sheet as of June 30, 2004, in accordance with SFAS 146, as discussed above.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses increased 4% from $24.5 million in the second quarter of 2003 to $25.4 million in the second quarter of 2004. As a percentage of revenue, SG&A expenses increased from 25% in the second quarter of 2003 to 57% of revenue in the second quarter of 2004.

Significant fluctuations in SG&A expenses in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, were as follows:

•	Personnel expenses increased $1.5 million, or 9%, comprised primarily of the following:

•	A $1.7 million increase in retention bonus expense, due primarily to the implementation of the KERP in the second quarter of 2004;

•	A $1.2 million increase in base compensation (including overtime), due primarily to an increase in sales headcount, which was offset by reductions in headcount in other departments that occurred as a result of our reductions in personnel completed throughout fiscal year 2003;

•	A $1.5 million increase in benefits expense, due primarily to a revision, in 2003, of an estimate relating to our 401-K plan forfeitures.

•	A $0.5 million increase in contract and temporary expenses, due primarily to an increase in the number of contractors. The contractors were required to staff special projects, including our initiative to reduce operating costs implemented in late 2003; and

•	A $3.6 million decrease in severance expenses, due to a reduction in employee headcount implemented in the second quarter of 2003.

•	Marketing expenses decreased $0.7 million, or 89%, due primarily to a decrease in VoicePipeTM advertising.

•	Computer and communications expenses decreased $0.8 million, or 32%, due primarily to decreases in telephone and software maintenance expenses.

Concurrent with the announcement of the Merger Agreement, we announced on July 19, 2004 that we would reduce our employee count, which decreased from 802 at June 30, 2004 to 589 at July 31, 2004.

Depreciation and amortization

We reviewed our property and equipment balances as of December 31, 2003, for impairment in accordance with the provisions of SFAS No. 144. This review indicated that the carrying value of our property and equipment exceeded estimated future undiscounted cash flows and estimated fair value, indicating that the property and equipment balances were impaired. The fair value of property and equipment balances as of December 31, 2003 was determined to be approximately $112 million, using several valuation techniques, including discounted cash flows, asset appraisals obtained in the fourth quarter of 2003 and current market capitalization. In order to reduce property and equipment balances to the estimated fair value of $112 million, we recorded an impairment charge as of December 31, 2003, of approximately $89 million. The estimated fair value of property and equipment was generally allocated to the individual assets using the asset appraisals. The book value of the impaired assets at December 31, 2003, became the new cost basis of these assets. Subsequent depreciation of the new cost basis is being calculated based on the remaining estimated useful life of the assets. Due to the reduced cost basis of property and equipment, depreciation expense decreased 69% from $10.3 million in the second quarter of 2003 to $3.1 million in the second quarter of 2004.

Impairment of long-lived assets

The estimated fair value of property and equipment balances as of June 30, 2004 was determined to be approximately $85.0 million. The fair value of the ICG headquarters building was determined using a third party appraisal. The capital lease obligation related to the building was approximately $52.0 million as of June 30, 2004. The implied fair value of the network assets was determined using an enterprise value model, based on the agreement to purchase our outstanding common stock through the Merger described above adjusted for estimated changes in our financial condition between June 30, 2004 and September 30, 2004, the assumed date of shareholder approval of the Merger Agreement and the Management Agreement, when the economic risks and benefits of ownership will pass to the buyer. In estimating the fair value of the assets, liabilities and equity on September 30, 2004, we considered several factors, including: (i) the consideration of $6.35 million to be paid to the stockholders; (ii) the estimated cash flow for the three months ending September 30, 2004; (iii) the estimated fair value of deferred revenue as of September 30, 2004; and (iv) the estimated value, as of September 30, 2004, of remaining obligations under current operating leases for network facilities that will not provide economic value. Estimating future values and fair values requires significant judgment and actual results may differ from these estimates under different assumptions or conditions.

In order to reduce property and equipment balances to their estimated fair value, we recorded a non-cash impairment charge in the three months ended June 30, 2004, of approximately $22.9 million. The fair value of property and equipment was generally allocated to the individual assets on a pro rata basis using the asset appraisals. The book value of the impaired assets at June 30, 2004, became the new cost basis of these assets. Subsequent depreciation of the new cost basis will be calculated based on the remaining estimated useful life of the assets.

Interest expense

Interest expense of $6.5 million incurred in the second quarter of 2003 related primarily to our secured debt, our senior subordinated term loan, other debt and capital leases. In October 2003 we paid off the $81.2 million aggregate balance of the secured debt and the senior subordinated term loan. Interest expense of $2.4 million incurred in the second quarter of 2004 related primarily to our remaining other debt and capital leases.

Other income, net

Other income, net was $1.7 million and $33.1 million for the three months ended June 30, 2003 and 2004, respectively. The increase in other income, net was due primarily to a $32.5 million gain we recorded on the Level

3 transaction. The $32.5 million gain was comprised of $35.0 million of expected cash proceeds less incremental direct costs of $2.5 million to complete the sale.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Revenue

	Six Months Ended June 30,
	2003		2004
	$	%	$	%	$ Change	% Change
			($ values in thousands)
Converged and Data Services	3,530	2	5,463	5	1,933	55
Voice Services	20,872	11	18,010	17	(2,862)	(14)
Private Line Services	41,790	21	41,650	39	(140)	(—)
Dial-Up Services	102,404	52	29,490	28	(72,914)	(71)
Inter-Carrier Compensation	29,216	14	11,529	11	(17,687)	(61)

Total Revenue	197,812	100	106,142	100	(91,670)	(46)

Revenue decreased $91.7 million, or 46%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, primarily due to decreases in revenue earned from Dial-Up Services, Inter-Carrier Compensation and Voice Services of $72.9 million, $17.7 million and $2.9 million, respectively.

Converged and Data Services

Revenue from Converged and Data Services increased $1.9 million, or 55%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003.

Voice Services

Revenue from Voice Services decreased $2.9 million, or 14%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. This was due primarily to a $2.9 million, or 16%, decrease in monthly recurring charges, which was comprised of a 7% increase in lines in service, offset by a 24% decrease in revenue per line.

Private Line Services

Revenue from Private Line Services decreased $0.1 million, or less than 1%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003.

Dial-Up Services

Revenue from Dial-Up Services decreased $72.9 million, or 71%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, primarily due to the elimination of revenue earned from Qwest, as well as the elimination of remote access service revenue. The loss of Qwest revenue, resulting from the September 2003 Qwest agreement, accounted for $49.3 million of the decrease. In addition, pursuant to the agreement with Level 3, revenue from providing remote access service began to accrue to the benefit of Level 3 effective April 1, 2004. Revenue earned from providing remote access service in the three months ended June 30, 2003, was approximately $18.2 million.

Inter-Carrier Compensation

Revenue from Inter-Carrier Compensation decreased $17.7 million, or 61%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, primarily due to a $11.2 million, or 67% decrease in reciprocal compensation, which occurred as a result of decreases in both minutes of use (36% decrease) as well as revenue per minute of use (31% decrease). In addition, revenue from carrier access billing service and switched access service decreased approximately $2.8 million and $1.9 million, respectively, due to decreases in usage and rates. Other Inter-Carrier Compensation decreased $1.7 million primarily due to $2.8 million of revenue from a settlement recorded in the six months ended June 30, 2003.

Operating costs, excluding depreciation and amortization

Total operating costs decreased $45.2 million, or 37%, from $122.5 million in the six months ended June 30, 2003 to $77.3 million in six months ended June 30, 2004. As a percentage of revenue, operating costs increased from 62% in the six months ended June 30, 2003 to 73% in the six months ended June 30, 2004. Operating costs reflected a $26.6 million, or 35%, decrease in direct operating costs and an $18.6 million, or 39%, decrease in indirect operating costs. The decrease in direct operating costs was due primarily to continued cost containment measures. The decrease in indirect operating costs was due primarily to a $6.4 million, or 35%, decrease in personnel expenses, including base compensation and overtime, which was due primarily to reductions in headcount that occurred as a result of our reductions in personnel completed throughout fiscal year 2003. In addition, business taxes decreased approximately $7.0 million due primarily to lower assessed property valuations and revisions of estimates.

We lease network facilities and account for them as operating leases. As of June 30, 2004, we no longer used certain of these leased facilities, and they no longer provided any economic benefit to us. We have been unable to terminate these leases before the end of their term without substantial economic penalty. Therefore, in accordance with the provisions of SFAS 146, in the six months ended June 30, 2004 we recorded $4.3 million as a liability for the estimated fair value of the remaining payments relating to such leases.

During the transition of our remote access service customers from our network to Level 3’s network, Level 3 is reimbursing us for our costs of supporting the remote access service business. In the six months ended June 30, 2004, approximately $14.4 million of operating costs has been or will be reimbursed by Level 3 in connection with the Level 3 agreement for the period from April 1, 2004 through June 30, 2004. After the substantial completion of the transition expected by October 2004, ICG will be contractually committed to pay approximately $13 million through the expiration of these commitments. Approximately $2 million of this amount was recorded as a liability in our condensed consolidated balance sheet as of June 30, 2004, in accordance with SFAS 146, as discussed above.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses increased 9% from $44.8 million in the six months ended June 30, 2003 to $48.7 million in the six months ended June 30, 2004. As a percentage of revenue, SG&A expenses increased from 23% in the six months ended June 30, 2003 to 46% of revenue in the six months ended June 30, 2004.

Significant fluctuations in SG&A expenses in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, were as follows:

•	Personnel expenses increased $5.4 million, or 19%, comprised primarily of the following:

•	A $1.7 million increase in retention bonus expense, due primarily to the implementation of the KERP in the second quarter of 2004;

•	A $3.7 million increase in base compensation (including overtime), due primarily to an increase in sales headcount, which was offset by reductions in headcount in other departments that occurred as a result of our reductions in personnel completed throughout fiscal year 2003;

•	A $1.7 million increase in benefits expense, due primarily to a revision, in 2003, of an estimate relating to our 401-K plan forfeitures.

•	A $0.9 million increase in contract and temporary expenses, due primarily to an increase in the number of contractors. The contractors were required to staff special projects, including our initiative to reduce operating costs implemented in late 2003;

•	A $3.2 million decrease in severance expenses, due to a reduction in employee headcount implemented in the second quarter of 2003.

•	Marketing expenses decreased $1.0 million, or 85%, due primarily to a decrease in VoicePipeTM advertising.

•	Computer and communications expenses decreased $1.4 million, or 27%, due primarily to decreases in telephone and software maintenance expenses.

Concurrent with the announcement of the Merger Agreement, we announced on July 19, 2004 that we would reduce our employee count, which decreased from 802 at June 30, 2004 to 589 at July 31, 2004.

Depreciation and amortization

We reviewed our property and equipment balances as of December 31, 2003, for impairment in accordance with the provisions of SFAS No. 144. This review indicated that the carrying value of our property and equipment exceeded estimated future undiscounted cash flows and estimated fair value, indicating that the property and equipment balances were impaired. The fair value of property and equipment balances as of December 31, 2003 was determined to be approximately $112 million, using several valuation techniques, including discounted cash flows, asset appraisals obtained in the fourth quarter of 2003 and current market capitalization. In order to reduce property and equipment balances to the estimated fair value of $112 million, we recorded an impairment charge as of December 31, 2003, of approximately $89 million. The estimated fair value of property and equipment was generally allocated to the individual assets using the asset appraisals. The book value of the impaired assets at December 31, 2003, became the new cost basis of these assets. Subsequent depreciation of the new cost basis is being calculated based on the remaining estimated useful life of the assets. Due to the reduced cost basis of property and equipment, depreciation expense decreased 66% from $20.2 million in the six months ended June 30, 2003 to $6.8 million in six months ended June 30, 2004.

Impairment of long-lived assets

The estimated fair value of property and equipment balances as of June 30, 2004 was determined to be approximately $85.0 million. The fair value of the ICG headquarters building was determined using a third party appraisal. The capital lease obligation related to the building was approximately $52.0 million as of June 30, 2004. The implied fair value of the network assets was determined using an enterprise value model, based on the agreement to purchase our outstanding common stock through the Merger described above adjusted for estimated changes in our financial condition between June 30, 2004 and September 30, 2004, the assumed date of shareholder approval of the Merger Agreement and the Management Agreement, when the economic risks and benefits of ownership will pass to the buyer. In estimating the fair value of the assets, liabilities and equity on September 30, 2004, we considered several factors, including: (i) the consideration of $6.35 million to be paid to the stockholders; (ii) the estimated cash flow for the three months ending September 30, 2004; (iii) the estimated fair value of deferred revenue as of September 30, 2004; and (iv) the estimated value, as of September 30, 2004, of remaining obligations under current operating leases for network facilities that will not provide economic value. Estimating future values and fair values requires significant judgment and actual results may differ from these estimates under different assumptions or conditions.

In order to reduce property and equipment balances to their estimated fair value, we recorded a non-cash impairment charge in the three months ended June 30, 2004, of approximately $22.9 million. The fair value of property and equipment was generally allocated to the individual assets on a pro rata basis using the asset appraisals. The book value of the impaired assets at June 30, 2004, became the new cost basis of these assets. Subsequent depreciation of the new cost basis will be calculated based on the remaining estimated useful life of the assets.

Interest expense

Interest expense of $12.8 million incurred in the six months ended June 30, 2003 related primarily to our secured debt, our senior subordinated term loan, other debt and capital leases. In October 2003 we paid off the $81.2 million aggregate balance of the secured debt and the senior subordinated term loan. Interest expense of $5.4 million incurred in the six months ended June 30, 2004 related primarily to our remaining other debt and capital leases.

Other income, net

Other income, net was $1.7 million and $33.5 million for the six months ended June 30, 2003 and 2004, respectively. The increase in other income, net was due primarily to a $32.5 million gain we recorded on the Level 3 transaction. The $32.5 million gain was comprised of $35.0 million of expected cash proceeds less incremental direct costs of $2.5 million to complete the sale.

Historical Cash Activities

Net Cash Provided (Used) By Operating Activities

Operating activities used $23.1 million of cash in the six months ended June 30, 2004. Operating activities before reorganization items used $22.9 million of cash in the six months ended June 30, 2004. Operating activities before reorganization items consisted of a net loss of $20.0 million, the gain on sale from Level 3 agreement of $32.5 million and the gain on settlement of property tax claims of $3.1 million. These were offset by the $22.9 million charge for impairment of long-lived assets, $6.8 million of depreciation and amortization, other non-cash charges of $0.7 million and net cash provided by working capital of $2.3 million. Reorganization items, consisting of the change in post-petition restructuring accruals, used $0.2 million of cash.

Operating activities provided $2.8 million of cash in the six months ended June 30, 2003. Operating activities before reorganization items provided $14.2 million of cash in the six months ended June 30, 2003. Operating activities before reorganization items consisted of depreciation and amortization of $20.1 million and other net non-cash charges of $3.3 million, offset by the net loss of $0.2 million and net cash used by working capital of $9.0 million. Reorganization items, consisting of the change in post-petition restructuring accruals, used $11.4 million of cash.

Net Cash Provided (Used) By Investing Activities

Investing activities provided $22.5 million of cash in the six months ended June 30, 2004, primarily due to proceeds from Level 3 agreement of $25.0 million, proceeds from disposition of property, equipment and other assets of $1.9 million and a decrease in restricted cash of $1.9 million. These sources of cash were offset by $6.2 million in capital expenditures.

Investing activities used $22.6 million of cash in the six months ended June 30, 2003, which was comprised primarily of capital expenditures for network infrastructure upgrades, enhancements to back office systems and labor costs associated with the installation of new services.

Net Cash Used By Financing Activities

Financing activities used $6.2 million and $6.7 million of cash in the six months ended June 30, 2003 and 2004, respectively, which amounts were comprised primarily of principal payments on long-term debt and capital lease obligations.

Supplemental Disclosure of Non-cash Investing and Financing Activities

Our property and equipment and asset retirement obligations each increased by $2.5 million in the six months ended June 30, 2003, as a result of our adoption of the provisions of SFAS 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. In addition, we renegotiated the contractual terms of a capital lease effective January 1, 2003, which resulted in a $14.6 million decrease in property and equipment and a corresponding decrease in capital lease obligations.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2004.

ITEM 5. OTHER INFORMATION.

As discussed in more detail under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital resources,” and incorporated herein by reference, on July 19, 2004, we entered into the Merger Agreement

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

2.11	Support Agreement

10.20	Asset Purchase Agreement by and among Level 3 Communications, LLC, ICG Telecom Group, Inc., and ICG Communications, Inc., dated as of April 1, 2004 [Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.]

10.21	Transition Services Agreement by and among Level 3 Communications, LLC and ICG Telecom Group, Inc., dated as of April 1, 2004 [Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.]

10.22	Non-Disclosure, Non-Competition, and Non-Solicitation Agreement by and between Level 3 Communications, LLC, ICG Communications, Inc. and ICG Telecom Group, Inc., dated as of April 1, 2004 [Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.]

10.23	Key Employee Retention Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

        (B) REPORTS ON FORM 8-K

            The registrant did not file any reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICG COMMUNICATIONS, INC.
Date: August 16, 2004	/s/ Richard E. Fish, Jr.
Richard E. Fish, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 16, 2004	/s/ John V. Colgan
John V. Colgan
Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

2.11	Support Agreement

10.20	Asset Purchase Agreement by and among Level 3 Communications, LLC, ICG Telecom Group, Inc., and ICG Communications, Inc., dated as of April 1, 2004 [Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.]

10.21	Transition Services Agreement by and among Level 3 Communications, LLC and ICG Telecom Group, Inc., dated as of April 1, 2004 [Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.]

10.22	Non-Disclosure, Non-Competition, and Non-Solicitation Agreement by and between Level 3 Communications, LLC, ICG Communications, Inc. and ICG Telecom Group, Inc., dated as of April 1, 2004 [Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.]

10.23	Key Employee Retention Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications